Form 10-Q
period 1996-09-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1996-11-12
CIK 1017259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act Of 1934

               For the Quarterly Period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act Of 1934

                         Commission file number 0-21001


                       NITINOL MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                        95-4090463
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

      27 Wormwood Street
     Boston, Massachusetts               02210
(Address of principal executive          (Zip Code)
      offices)

       Registrant's telephone number including area code: (617) 737-0930


       Securities registered pursuant to Section 12(b) of the Act:  None


          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  [   ]     NO  [ X ]

At November 11, 1996, the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, was 9,435,922 shares.

                      NITINOL MEDICAL TECHNOLOGIES, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                 INDEX


Part I FINANCIAL INFORMATION                           PAGE NO.
----------------------------                           --------

Item 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Consolidated Balance
         Sheets as of September 30, 1996
         and December 31, 1995......................      1

         Condensed Consolidated Statements of
         Operations for the three month and nine
         month periods ended September 30, 1996
         and 1995...................................      2

         Condensed Consolidated Statements of Cash
         Flows for the nine month period ended
         September 30, 1996 and 1995................      3

         Notes to Condensed Consolidated Financial
         Statements.................................      4

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.................................      8


PART II OTHER INFORMATION
-------------------------

Item 2.  CHANGES IN SECURITIES......................     14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...........................     14

Item 6.  EXHIBITS...................................     14

         Signatures.................................     15

                NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPPTION>
                                                            At               At
                                                       December 31,     September 30,
                                                          1995              1996
                                                       -----------      -----------
                     Assets                             (Audited)       (Unaudited)
Current assets:
       Cash and cash equivalents                          $   533,247    $ 3,781,040
       Accounts receivable                                    323,217        860,833
       Inventories                                            208,061        622,081
       Prepaid expenses and other current assets               20,326        777,490
       Deferred tax asset                                 $   143,000        143,000
                                                          -----------    -----------
                  Total current assets                      1,227,851      6,184,444
                                                          -----------    -----------

Property and equipment, at cost:
       Laboratory and computer equipment                      393,171        829,490
       Leasehold improvements                                 124,461        542,070
       Construction in process                                   --          334,593
       Equipment under capital lease                             --          254,240
       Office furniture and equipment                          76,030         82,475
       Computer software                                         --            7,045
                                                          -----------    -----------
                                                              593,662      2,049,913
       Less- Accumulated depreciation
        and amortization                                     (208,777)      (407,752)
                                                          -----------    -----------
                                                              384,885      1,642,161
                                                          -----------    -----------
Other assets                                                   48,014        382,333
                                                          -----------    -----------
                                                          $ 1,660,750    $ 8,208,938
                                                          ===========    ===========

       Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
       Accounts payable                                   $   498,816    $   831,298
       Accrued expenses                                       215,983        146,968
       Distribution payable to stockholders                   100,000           --
       Current portion of capital lease obligation               --           43,831
       Subordinated debt                                      309,356           --
       Loan from distributor                                  780,830        250,330
       Deferred revenue                                       600,000        500,960
                                                          -----------    -----------
                  Total current liabilities                 2,504,985      1,773,387
                                                          -----------    -----------
Preferred stock redemption liability
Capital lease obligation, net of current portion                 --          197,837
Redemption value of preferred stock                              --        4,501,223

Stockholders' equity (deficit)
   Preferred stock, $.001 par value-
       Authorized-3,000,000 shares
       Issued and outstanding-none                               --             --
   Convertible preferred stock, $.001 par value-
       Authorized-3,800,000 shares
       Issued and outstanding-no shares and
       3,787,104 shares at December 31,1995
       and September 30, 1996, respectively
       (preference in liquidation of $8,500,000
       at September 30, 1996)
   Common stock, $.001 par value-
       Authorized-30,000,000 shares
       Issued and outstanding-3,774,112 and
       4,292,710 shares at December 31, 1995
       and September 30, 1996, respectively                     3,775          4,294
   Paid-in Capital                                               --        4,130,101
   Accumulated deficit                                       (848,010)    (2,401,691)
                                                          -----------    -----------
                  Total stockholders' equity (deficit)       (844,235)     1,736,491
                                                          -----------    -----------
                                                          $ 1,660,750    $ 8,208,938
                                                          ===========    ===========

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

                NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                       September 30,                      September 30,
                                                                   1996            1995                1996            1995
                                                              --------------------------------   ---------------------------------
Revenues:
     Product sales                                                $ 1,014,777    $    531,267        $  3,013,555     $ 1,833,867
     License fees                                                     687,500             -             1,312,500             -
     Product development                                                6,267         133,363              85,294         402,278
                                                              --------------------------------   ---------------------------------
                                                                    1,708,544         664,630           4,411,349       2,236,145
                                                              --------------------------------   ---------------------------------
Expenses:
     Cost of product sales                                            529,441         246,822           1,453,454         792,809
     Research and development                                         814,499         183,068           1,977,536         548,978
     General and administrative                                       444,295         192,597           1,384,266         471,308
     Selling and marketing                                             98,675          41,568             201,954         106,757
     In-process research and development                                  -               -             1,111,134             -
                                                              --------------------------------   ---------------------------------
                                                                    1,886,910         664,055           6,128,344       1,919,852
                                                              --------------------------------   ---------------------------------
                Income (loss) from operations                        (178,366)            575          (1,716,995)        316,293
                                                              --------------------------------   ---------------------------------
Interest expense                                                       (7,809)         (8,647)            (33,529)        (25,199)
Interest income                                                        69,777           1,438             196,843           7,054
                                                              --------------------------------   ---------------------------------
                                                                       61,968          (7,209)            163,314         (18,145)
                                                              --------------------------------   ---------------------------------
     Net income (loss)                                           $   (116,398)  $      (6,634)       $ (1,553,681)   $    298,148
                                                              ================================   =================================
Net income (loss) per common and common
     equivalent share                                            $      (0.02)  $       (0.00)       $      (0.22)   $       0.04
                                                              ================================   =================================
Weighted average common and common
     equivalent shares outstanding                                  7,100,710       6,571,893           7,013,908       6,802,362
                                                              ================================   =================================


                The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

               NITINOL MEDICAL TECHNOLOGIES, INC AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  For the Nine Months Ended
                                                                                                        September 30,
                                                                                                   1996             1995
                                                                                              ----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                         $(1,553,681)      $  298,148
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities-
         Depreciation and amortization                                                             204,021           62,119
         Common stock issued for in-process research and development                               806,174               -
         Warrant grant in exchange for license                                                      11,200               -
         Changes in assets and liabilities-
              Accounts receivable                                                                 (537,616)          15,561
              Inventories                                                                         (414,020)         (96,613)
              Prepaid expenses and other current assets                                           (757,164)         (14,771)
              Accounts payable                                                                     332,482          116,122
              Accrued expenses                                                                     (69,015)        (160,150)
              Deferred revenue                                                                     (99,040)              -
                                                                                              ----------------------------------
                  Net cash provided by (used in) operating activities                           (2,076,659)         220,416
                                                                                              ----------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                          (903,228)        (190,220)
     Increase in other assets                                                                     (339,364)          (5,271)
                                                                                              ----------------------------------
                  Net cash used in investing activities                                         (1,242,592)        (195,491)
                                                                                              ----------------------------------

Cash flows from financing activities:
     Payments of subordinated debt                                                                (309,356)          (2,500)
     Payments of loan from distributor                                                            (530,500)        (292,720)
     Proceeds from issuance of convertible preferred stock, net                                  7,510,998               -
     Proceeds from issuance of common stock                                                          8,475            3,000
     Distributions to stockholders                                                                (100,000)              -
     Payments of capital lease obligations                                                         (12,573)              -
                                                                                              ----------------------------------
                  Net cash provided by (used in) financing activities                            6,567,044         (292,220)
                                                                                              ----------------------------------

Net increase (decrease) in cash and cash equivalents                                             3,247,793         (267,295)
Cash and cash equivalents, beginning of period                                                     533,247          715,400
                                                                                              ----------------------------------
Cash and cash equivalents, end of period                                                       $ 3,781,040       $  448,105
                                                                                              ==================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                      $    18,713       $   27,746
                                                                                              ==================================
                 Taxes                                                                         $   186,500       $       -
                                                                                              ==================================

Supplemental disclosure of non-cash investing and financing transactions:
     Equipment acquired under capital lease obligation                                         $   254,240       $       -
                                                                                              ==================================
     Accretion of dividends on convertible preferred stock                                     $   251,223       $       -
                                                                                              ==================================
     Common stock issued for in-process research and development                               $   806,174       $       -
                                                                                              ==================================
     Common stock issued for property and equipment                                            $   298,783       $       -
                                                                                              ==================================

               The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations

  Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced materials and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters, and septal repair devices.

2.  Interim Financial Statements

  The accompanying Condensed Consolidated Financial Statements as of September 30, 1996 and for the three and nine month periods then ended are unaudited. In management's opinion, these unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Registration Statement on Form S-1 (File No. 333-06463) declared effective on September 27, 1996 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1996.

  Prior to October 19, 1995, the Company elected to be taxed as an S corporation for federal and state income tax purposes. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include a provision for income taxes for the three and nine months ended September 30, 1995.

3.  Cash and Cash Equivalents

  The Company considers all investments with maturities of 90 days or less from the date of the purchase to be cash equivalents. At September 30, 1996, cash equivalents consist of money market accounts, commercial paper, and short-term mutual funds that invest in U.S. government obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company considers its cash equivalents, which are carried at market and approximate cost, as available for sale.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


4.  Net Income (Loss) per Common and Common Equivalent Share

  Net income (loss) per common and common equivalent share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the respective periods. All shares of capital stock, options and warrants issued during the 12 months immediately preceding the anticipated initial public offering (the "Offering"),discussed in Note 9(a), were treated as if they had been outstanding for all periods, in accordance with the Securities and Exchange Commission rules and regulations, calculated under the treasury stock method and based on the Offering price of $11.00 per share. Pro forma net income (loss) per common and common equivalent share has not been presented as the results are not materially different from historical net income (loss) per common and common equivalent share.

5.  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                         At            At
                    December 31,  September 30,
                        1995          1996
                    ------------  -------------

  Components            $178,366       $561,126
  Finished Goods          29,695         60,955
                        --------       --------
                        $208,061       $622,081
                        --------       --------

  Finished goods consist of materials, labor and manufacturing overhead.

6.  Depreciation and Amortization

  The Company provides depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

     Asset Classification                   Estimated Useful Life
     --------------------                   ---------------------

     Laboratory and computer equipment      5-7 Years
     Leasehold improvements                 Life of Lease
     Equipment under capital leases         Life of Lease
     Office furniture and equipment         5-10 Years
     Computer Software                      3 Years

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


7.  Prepaid Expenses and Other Current Assets:

  Prepaid expenses and other current assets consist of the following:

                                 At            At
                            December 31,  September 30,
                                1995          1996
                            ------------  -------------

  Rent deposit                   $ 2,825       $506,937
  Equipment deposit                   --         87,603
  Other prepaid expenses          17,501        182,950
                                 -------       --------
                                 $20,326       $777,490
                                 -------       --------

The full amount of the rent deposit at September 30, 1996 was returned to the Company in October 1996.

8.  Lease Finance Facility Agreement

In June 1996, the Company entered into a $1,500,000 lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. As of September 30, 1996, the Company has approximately $242,000 outstanding under this agreement. Each lease under this agreement is payable in equal monthly installments over a period of 60 months.

9.  Subsequent Events

(a)  Initial Public Offering

On October 2, 1996, the Company completed an initial public offering (the "offering") of 3,000,000 shares of the Company's Common Stock at $11.00 per share for net proceeds of approximately $30,690,000, net of underwriting discounts and before approximately $700,000 of related expenses. Upon completion of the Offering, all outstanding shares of the Company's Convertible Preferred Stock, par value $.001 per share, automatically converted into 1,993,212 and 3,787 shares of the Company's Common Stock and Redeemable Preferred Stock, par value $.001 per share, respectively. Proceeds from the Offering were used to redeem the Redeemable Preferred Stock for $4,505,000, which included dividends of $255,000. Pursuant to an over-allotment option, on October 30, 1996, the underwriters of the Offering purchased an additional 150,000 shares of the Company's Common Stock at $11.00 per share resulting in additional net proceeds to the Company of approximately $1,500,000.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


9.  Subsequent Events (continued)

(b)  Pro Forma Financial Information

  The following sets forth certain financial information as of September 30, 1996 on a pro forma basis adjusted for the Offering discussed in Note 9(a):

                                            September 30, 1996
                                            ------------------
                                           Actual       Pro forma
                                         -----------  ------------
                                                      (as adjusted)

  Cash and cash equivalents               $3,781,040   $30,800,540
  Total assets                             8,208,938    35,228,438
  Redemption value of preferred stock      4,501,223         --
  Stockholders' equity                     1,736,491    33,257,214

  Outstanding Shares of Stock:
     Convertible preferred stock           3,787,104         --
     Common stock                          4,292,710     9,435,922

(c)   Operating Lease Commitment

  In May 1996, the Company entered into a lease for a new manufacturing, research and administrative facility which increased the Company's annual facility lease payments by approximately $400,000. The Company partially occupied this facility in August 1996 and fully occupied the facility on October 2, 1996. Rent expense for this facility for both the three and nine month periods ended September 30, 1996 was approximately $34,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Prospectus dated September 27, 1996 filed with the Securities and Exchange Commission pursuant to Rule 424 (b).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Revenues for the three months ended September 30, 1996 increased to $1.7 million from $665,000 for the three months ended September 30, 1995 (a 156% increase). Product sales increased to $1.0 million for the three months ended September 30, 1996 from $531,000 for the three months ended September 30, 1995 (an 88% increase). The increase in product sales is primarily due to increased unit sales of vena cava filters, primarily due to the introduction of the straight-line delivery system for the vena cava filter in November 1995, and the commencement of sales of the CardioSeal Septal Occluder in connection with clinical trials at the end of September 1996. The Company recorded $687,500 in license fees from Boston Scientific corporation ("Boston Scientific") related to its stent technology in the three months ended September 30, 1996, consisting of $500,000 in milestone payments and a quarterly minimum royalty payment of $187,500. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $6,000 for the three months ended September 30, 1996 from $133,000 for the three months ended September 30, 1995 (a 95% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which resulted in a reduction of stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $529,000 for the three months ended September 30, 1996 from $247,000 for the three months ended September 30, 1995 (a 114% increase). The cost of product sales for the three months ended September 30, 1995 was entirely related to vena cava filters, while the cost of product sales for the three months ended September 30, 1996 also includes the cost of sales of the CardioSeal Septal Occluder in connection with clinical trials. The increase reflects the increase in vena cava filters sold in the three months ended September 30, 1996 and the cost of sales of the CardioSeal Septal Occluder in connection with clinical trials. Cost of products sales, as a percent of product sales, increased to 52% for the three months ended September 30, 1996 from 47% for the three months ended September 30, 1995. This increase primarily reflects the impact of the start-up manufacturing costs for the introduction of the straight-line delivery system for the Company's vena cava filter which resulted in a higher unit manufacturing cost as a percent of the selling price.

Research and Development. Research and development expenses increased to $815,000 for the three months ended September 30, 1996 from $183,000 for the three months ended September 30, 1995 (a 345% increase). The increase reflects increased activity in the Company's development programs for vena cava filters, the CardioSeal Septal Occluder and other products under development. Increased expenses, including regulatory and clinical trial expenses, resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $6,000 and $133,000 of these expenses in the three months ended September 30, 1996 and 1995 respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $444,000 for the three months ended September 30, 1996 from $193,000 for the three months ended September 30, 1995 (a 130% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs and consulting expenses. These increases resulted from the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $99,000 for the three months ended September 30, 1996 from $42,000 for the three months ended September 30, 1995 (a 136% increase). The increase related primarily to the introduction of the straight-line delivery system for the Company's vena cava filter, the international distribution of the vena cava filter by Bard International beginning in January 1996, and to pre-marketing activities related to the CardioSeal Septal Occluder. Selling and marketing expenses for the three months ended September 30, 1995 were entirely related to vena cava filters.

Interest Income (Expense), Net. Interest income, net was $62,000 for the three months ended September 30, 1996 as compared to interest expense, net amounting to $7,000 for the three months ended September 30, 1995. This increase was primarily due to the receipt in February 1996 of $7.5 million in net proceeds from the sale of Convertible Preferred Stock. Interest expense for the three months ended September 30, 1995 consisted primarily of interest on subordinated debt to stockholders, which was fully repaid in April 1996. Interest expense for the three months ended September 30, 1996 consisted primarily of interest on capitalized lease obligations.

Income Taxes. The Company had no income tax provision for the three months ended September 30, 1996 as it incurred an operating loss. Prior to October 19, 1995, the Company elected to be taxed as a "S" Corporation for federal and state income tax purposes and, accordingly, the financial statements do not include a provision for income taxes for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Revenues for the nine months ended September 30, 1996 increased to $4.4 million from $2.2 million for the nine months ended September 30, 1995 (a 100% increase). Product sales increased to $3.0 million for the nine months ended September 30, 1996 from $1.9 million for the nine months ended September 30, 1995 (a 58% increase). The increase in product sales is primarily due to increased unit sales of vena cava filters, which in turn, was primarily due to the introduction of the straight-line delivery system in November 1995, and the commencement of sales of the CardioSeal Septal Occluder at the end of September 1996 in connection with clinical trials. The Company recorded $1.3 million in license fees from Boston Scientific related to its stent technology in the nine months ended September 30, 1996, consisting of $750,000 in milestone payments and three quarterly minimum royalty payments of $187,500 each. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $85,000 for the nine months ended September 30, 1996 from $402,000 for the nine months ended September 30, 1995 (a 79% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which resulted in a reduction of stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $1.5 million for the nine months ended September 30, 1996 from $793,000 for the nine months ended September 30, 1995 (an 89% increase). The cost of product sales for the nine months ended September 30, 1995 was entirely related to vena cava filters, while the cost of product sales for the nine months ended September 30, 1996 also includes the cost of sales of the CardioSeal Septal Occluder in connection with clinical trials. Cost of products sales, as a percent of product sales, increased to 48% for the nine months ended September 30, 1996 from 43% for the nine months ended September 30, 1995. This increase reflects the impact of the start-up manufacturing costs for the introduction of the straight-line delivery system for the Company's vena cava filter which resulted in a higher unit manufacturing cost as a percent of the selling price.

Research and Development. Research and development expenses increased to $2.0 million for the nine months ended September 30, 1996 from $549,000 for the nine months ended September 30, 1995 (a 264% increase). The increase reflects increased activity in the Company's development programs for vena cava filters, the CardioSeal Septal Occluder and other products under development. Increased expenses, including regulatory and clinical trial expenses, resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $85,000 and $402,000 of these expenses in the nine months ended September 30, 1996 and 1995 respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $1.4 million for the nine months ended September 30, 1996 from $471,000 for the nine months ended September 30, 1995 (a 197% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs and consulting expenses. These increases resulted from the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $202,000 for the nine months ended September 30, 1996 from $107,000 for the nine months ended September 30, 1995 (an 89% increase). The increase related primarily to the introduction of the straight-line delivery system for the Company's vena cava filter, the international distribution of the vena cava filter by Bard International beginning in January 1996, and to pre-marketing activities related to the CardioSeal Septal Occluder. Selling and marketing expenses for the nine months ended September 30, 1995 were entirely related to vena cava filters.

In-Process Research and Development. In the nine months ended September 30, 1996, the Company recorded a charge of $1.1 million for in-process research and development related to the CardioSeal Septal Occluder which was acquired in February 1996.

Interest Income (Expense), Net. Interest income, net was $163,000 for the nine months ended September 30, 1996 as compared to interest expense, net amounting to $18,000 for the nine months ended September 30, 1995. This increase was primarily due to the receipt in February 1996 of $7.5 million in net proceeds from the sale of Convertible Preferred Stock. Interest expense for the nine months ended September 30, 1995 consisted primarily of interest on subordinated debt to stockholders, which was fully repaid in April 1996. Interest expense for the nine months ended September 30, 1996 consisted of interest on subordinated debt to stockholders and interest on capitalized lease obligations.

Income Taxes. The Company had no income tax provision for the nine months ended September 30, 1996 as it incurred an operating loss. Prior to October 19, 1995, the Company elected to be taxed as a "S" Corporation for federal and state income tax purposes and, accordingly, the financial statements do not include a provision for income taxes for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1996, operations utilized cash of $2.1 million of which part was used to fund a portion of the acquisition of the septal repair device technology and for working capital. Cash flow from operations was used to fund increases in accounts receivable of $538,000 during the nine months ended September 30, 1996. The increases in working capital items during the nine months ended September 30, 1996 reflect the increases in product sales and the timing of such product sales, including sales of the Company's CardioSeal Septal Occluder which began at the end of September 1996 in connection with clinical trials. Accounts receivable is anticipated to increase as sales of such product increase. In the nine months ended September 30, 1995, operations provided cash of approximately $220,000 due primarily to net income.

In February 1996, the Company received approximately $7.5 million in net proceeds from the sale of 3,787,104 shares of Convertible Preferred Stock, which funds were used in part to accelerate its facilities and infrastructure expansion. During the nine months ended September 30, 1996 the Company made distributions to its stockholders of $100,000. In 1994, the Company began paying a $1.5 million loan received in 1992 from C.R.Bard, Inc. ("Bard"), the distributor of the Company's vena cava filter. Loan payments are based upon the number of domestic vena cava units sold to Bard. The loan is expected to be repaid by the end of 1996. Payments during the nine months ended September 30, 1996 and the nine months ended September 30, 1995 amounted to $531,000 and $293,000, respectively. In addition, during the nine months ended September 30, 1996, and September 30, 1995 the Company repaid subordinated debt to its stockholders amounting to $309,000 and $2,500, respectively.

Purchases of property and equipment for use in its manufacturing, research and development and general and administrative activities amounted to $903,000 during the nine months ended September 30, 1996. In May 1996, the Company entered into a lease for a new manufacturing, research and administrative facility which increased its annual facility lease payments by approximately $400,000. The Company partially occupied this facility in August, 1996 and fully occupied this facility by October 2, 1996. The Company anticipates incurring costs during 1996 for leasehold improvements of approximately $1.0 million, net of landlord's contribution, of which approximately $542,000 was incurred during the nine months ended September 30, 1996, and anticipates additional leasehold improvements of approximately $400,000 in 1997. In addition, the Company has received a $1.5 million lease finance facility from a bank and anticipates leasing equipment and furniture of approximately $1.0 million under such facility during 1996, of which approximately $254,000 was leased during the nine months ended September 30,1996, and anticipates leasing an additional $500,000 under such facility during 1997.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company has also committed to purchase certain minimum quantities of the vena cava filter from a supplier through September 2001. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

On October 2,1996, the Company received net proceeds of approximately $30,690,000 net of underwriting discounts and before approximately $700,000 of related expenses, related to the Offering of 3,000,000 shares of Common Stock at $11.00 per share. On October 30, 1996 the Company received net proceeds of approximately $1.5 million net of underwriting discounts, related to the sale of an additional 150,000 shares of Common Stock at $11.00 per share in connection with the exercise of an over-allotment option granted to the underwriters in connection with the Offering. The Company believes that the net proceeds of the Offering, its existing resources and cash flow from operations will be sufficient to fund its current level of operations and planned new product development, including increased working capital requirements and capital expenditures, for the foreseeable future. The Company expects to accelerate its product development, marketing and other activities with the proceeds of the Offering. The Company expects operating losses to continue through early 1997 as it continues to expend substantial resources to complete development of the Company's products, seek regulatory clearances or approvals, build its marketing, sales and manufacturing organizations and conduct further research and development.

The Company may require funds in addition to the net proceeds of the Offering for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory process, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and terms of any collaborative, licensing and other arrangements that the Company may establish.

PART II OTHER INFORMATION

Item 2.  Changes in Securities
         See Note 9(a) in the Notes to Financial Statements in Part I--Financial Information of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to Section 228(a) of the General Corporation Law of the State of Delaware, a majority of the holders of the Company's Common Stock and all of the holders of the Company's Convertible Preferred Stock, approved, by a written consent dated as of September 16, 1996, the Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation which amended the definition of a "Qualified Public Offering".

Item 6.  Exhibits

         Exhibit 27. Financial Data Schedule.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NITINOL MEDICAL TECHNOLOGIES, INC.



Date: November 8, 1996                 By:   /s/ Thomas M. Tully
                                            -------------------------------
                                            Thomas M. Tully
                                            President and Chief Executive
                                             Officer


Date: November 8, 1996                 By:   /s/ Theodore I. Pincus
                                            -------------------------------
                                            Theodore I. Pincus
                                            Executive Vice President and
                                             Chief Financial Officer