Form 10-K405
period 1996-12-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1997-03-12
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1996

COMMISSION FILE NO. 0-21001

                      NITINOL MEDICAL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                    95-4090463
-------------------------------        ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

27 Wormwood Road, Boston, Massachusetts                          02210
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (617) 737-0930

Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X            No_____
                                                -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant on March 7, 1997, was $65,479,560, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. Registrant had 9,435,922 shares of Common Stock outstanding as of March 7, 1997.

Documents Incorporated By Reference
-----------------------------------


                                           Part of Form 10-K
                Document                   into which incorporated
                --------                   -----------------------
Portions of the Registrant's Proxy         Items 10, 11, 12 and 13 of
Statement with respect to the Annual       Part III
Meeting of Stockholders to be held on
June 19, 1997

                                    PART I

ITEM I.  BUSINESS
                                   BUSINESS

OVERVIEW

Nitinol Medical Technologies, Inc. (together with its subsidiaries, "the Company" or "NMT"), designs, develops, and markets innovative medical devices that utilize advanced materials and are delivered by minimally invasive procedures. These products offer alternative approaches to complex medical treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters (the Simon Nitinol Filter or "SNF") and septal repair devices (the CardioSEAL Septal Occluder). The Company's strategy is to develop and commercialize a broad range of advanced medical devices for minimally invasive applications to address unmet medical needs. At this time, the Company's stents have been commercially launched in Europe for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL device is in U.S. and European clinical trials.

The Company has established agreements with Boston Scientific and Bard, worldwide leaders in sales of minimally invasive medical devices, for the distribution, sale and marketing of its stents and its Simon Nitinol Filter, respectively. The Company intends to continue to market products with extensive distribution requirements through collaborations with established market leaders. For products with smaller and more easily accessible user groups (such as the CardioSEAL Septal Occluder) NMT intends to develop direct marketing and distribution capabilities.

BACKGROUND

The Company was founded in July 1986 to develop and commercialize medical devices using nitinol. In April 1990, the Company obtained clearance from the Food and Drug Administration (the "FDA") to market its initial product, the Simon Nitinol Filter, in the United States. The Company entered into an exclusive distribution agreement with Bard Radiology for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific to further develop, manufacture, market and distribute NMT's stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International the right to distribute the SNF in most markets outside the United States. In February 1996, the Company acquired the rights to its CardioSEAL Septal Occluder to expand its product base and complement its core technologies.

CORE TECHNOLOGIES

NMT has developed an expertise in precisely engineering nitinol and other advanced materials, such as MP35N, for a variety of innovative medical device applications. The Company has developed capabilities in advanced device fabrication, materials characterization, manufacturing and process control and sophisticated in vitro testing resulting in highly efficient and reliable manufacturing processes.

Nitinol, a nickel-titanium alloy, has unique superelastic and thermal shape-memory characteristics. The superelastic characteristics enable a nitinol-based device to undergo severe deformation without permanent damage to either its shape or strength. The thermal shape-memory characteristics of nitinol enable a device which has been radically deformed to return to its intended shape in response to a small change in temperature. The mechanical properties that can be engineered into nitinol-based devices permit innovative product designs that presently would be difficult or impossible to replicate with other materials. The Company utilizes the thermal shape-memory characteristic of nitinol for medical device applications. The Company has demonstrated its ability to utilize this characteristic to provide for ease of access and delivery of sophisticated medical devices that transform into their intended shape once placed into the body. Nitinol is biocompatible and non-ferromagnetic, thereby allowing the use of magnetic resonance imaging on patients with nitinol-based device implants.

MP35N is an advanced metal alloy which is biocompatible and resistant to corrosion and fatigue. The Company has combined the use of MP35N with knitted polyester in developing the CardioSEAL Septal Occluder. Knitted polyester, a biocompatible fabric that encourages tissue in-growth, has been extensively used in the vasculature for many years.

PRODUCTS

Stents

Stents are small tubes that hold open arteries, veins and other passageways in the body, such as the bile duct, that have closed or become obstructed as a result of disease, trauma, or aging. Stents are placed in the body using catheter-based delivery systems in minimally invasive procedures. Once deployed, they exert radial force against the walls of passageways to enable such passageways to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics are currently available. The three most prevalent stent designs are slotted tubes (a metal tube from which most of the material is removed, resulting in a lattice-like structure), coiled stents (continuous coiled wire) and wire mesh stents (knitted metal wire). Most stents are currently manufactured using stainless steel or similar alloys and are deployed through the expansion of a balloon on a catheter-based delivery system. After deployment, a second balloon may be used to further expand the stent. Certain stents, including the Company's, are self-expanding, thereby eliminating the need for a balloon on the delivery catheter. The factors influencing the performance of a stent include ease of deployment, radial strength, flexibility, stability and the ability to achieve precise placement.

Stents have emerged as one of the fastest growing segments of the medical device market and are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs.

NMT's Hex-cell Stents. The Company has developed and patented a nitinol stent which relies on a novel hexagonal cell (hex-cell) design. NMT's stents can be customized into a variety of sizes, shapes, flexibilities, and radial force characteristics for use in treating specific indications. The Company utilizes the thermal shape-memory characteristic of nitinol to provide for ease of access and delivery of its stents which transform into their intended shape once placed into the body.

Market Opportunity. From its infancy in 1990, the stent market has grown to estimated worldwide sales of $1 billion in 1996 with continued growth expected. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company believes that the increase in stent usage for other procedures and indications has been limited, in part, by the characteristics of stents currently available. NMT believes that its stents may offer certain advantages over currently available stents and, in connection with its collaboration with Boston Scientific, is actively pursuing the development of its stents in each of the market segments described below.

Peripheral Vascular.  Existing stents for vascular disease include both balloon-
-------------------
expandable and self-expanding stents. While stent use is well established in the larger vessels such as the iliac arteries, currently available stents have limitations in their use in the smaller, more exposed vessels of the leg due to difficulty of placement, insufficient radial strength and flexibility and a higher risk of clot formation.

The Company believes that its stents may offer advantages over currently available stents in flexibility, radial strength and placement. NMT's stents have precisely engineered radial strength, cannot be permanently deformed after deployment, and can be delivered using a small diameter catheter.

Peripheral Vascular Stent Grafts.  For many patients who currently undergo
--------------------------------
surgical bypass grafting for the treatment of atherosclerosis in the vessels of the legs, the length of the blockage makes balloon dilation and traditional stenting difficult or impractical.

The Company believes that its stents may provide for a new minimally invasive alternative to bypass surgery using long covered stents or multiple stents joined with graft material (stent grafts) and inserted in the vessel percutaneously. NMT's stents can be mated easily to graft material, cannot be deformed by trauma to the stented vessel, can be engineered with precise radial force to prevent movement and assure hemostasis

(absence of blood leakage around the stent) after deployment. The self-expanding deployment of NMT's stents may also simplify the delivery mechanics for the physician.

Carotid Arteries.  While some stenting of the carotid arteries (located near the
----------------
surface of the neck) is being done experimentally, the Company believes that the characteristics of current stents limit their utility in the carotid arteries. Balloon expandable stents require occluding blood flow to the brain during deployment. In addition, balloon expandable stents can be permanently deformed by compression or trauma to the stented vessel.

The Company believes its stents will not require occluding blood flow to the brain during deployment and, unlike currently available balloon expandable stents, cannot be permanently deformed after deployment, thereby preventing accidental closure of the vessel. In addition, the Company believes that its stents can be engineered to exert precise radial force to prevent movement, are designed to conform well to the vessel shape, have minimal length change during deployment for highly accurate placement, and can be delivered by a small diameter catheter.

Abdominal Aortic Aneurysm.  The Company believes that the use of a covered stent
-------------------------
or stented graft could provide a minimally invasive alternative to surgery in the treatment of abdominal aortic aneurysm ("AAA").

The Company believes that its stents may be particularly well suited for AAA treatment. Specifically, NMT's stents can be mated easily to grafting material and have sustained radial force to prevent migration and assure hemostasis. In addition, NMT's stents have a large expansion (up to 15:1) ratio for deployment of a large diameter stent on a small diameter catheter and are self-expanding thereby avoiding occlusion of the aorta during deployment and simplifying the procedure.

Biliary.  Existing stents for tumor ingrowth of the bile duct primarily include
-------
plastic and self-expanding wire mesh stents. Plastic stents can become blocked rather quickly because of their narrow diameter, and the wire mesh stents, due to their mesh design, may not resist further tumor growth.

The Company believes that its stents may have advantages for this indication. NMT's stents have a large expansion ratio for delivery of a large diameter stent on a small diameter catheter and exert sustained radial force which may resist recoil from continued tumor growth.

Coronary Arteries.  Existing stents for coronary disease include balloon-
-----------------
expandable or self-expanding wire mesh stents.

The Company believes that its stents may have advantages over other stents for use in coronary arteries. NMT's stents are self-expanding to avoid balloon occlusion of the vessel during placement, may not require post-deployment ballooning, and exhibit minimal length change during deployment for highly accurate placement.

Relationship with Boston Scientific. In November 1994, NMT licensed to Boston Scientific, a worldwide leader in sales of minimally invasive medical devices, exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology. Boston Scientific is the leader in the peripheral angioplasty market, a leader in the vascular graft market and a leader in the coronary angioplasty market. Under the terms of this agreement, Boston Scientific funds, and has control over, product development, manufacturing scale-up, clinical trials, marketing and distribution worldwide and has the sole right to use the patents and technical information owned by NMT related to stents. NMT receives a sales royalty, milestone payments, minimum license fees, manufacturing cost reduction incentives and reimbursement of development costs. Boston Scientific has assumed responsibility for conducting the necessary preclinical and clinical studies, obtaining the regulatory approvals it deems necessary, and manufacturing and marketing NMT's stents worldwide.

Boston Scientific is not prohibited from selling competing stents and has established a broad-based stent program. In addition to its collaboration with the Company, Boston Scientific has obtained exclusive worldwide rights to Medinol, Ltd.'s balloon expandable stent technology and has developed its own Strecker knitted stent technology and Sabre(TM) self-expanding stent technology. Boston Scientific launched Medinol's NIR(TM) coronary stent in Europe in March 1996. In May 1996, Boston Scientific acquired Mintec, Inc., a privately held company, which develops stent graft technology and has announced its intention to launch a device for the repair of AAAs in the near future.

The Company believes that its relationship with Boston Scientific, a market leader which has made a significant commitment to developing stent technology, will facilitate the development and commercialization of the Company's stents. The Company and Boston Scientific are currently pursuing projects to develop the Company's stents for a variety of applications. The markets ultimately targeted for commercial sales will be determined by Boston Scientific pursuant to the license agreement.

Current Status. European clinical trials for the NMT stent in peripheral vessels have been completed by Boston Scientific. Boston Scientific has advised the Company that it began marketing a line of the Company's peripheral vascular stents in Europe in January 1997 under the name Symphony and intends to seek FDA approval of an Investigational Device Exemption ("IDE") for peripheral vascular applications in the near future. Boston Scientific has also initiated European trials of the NMT stent for peripheral vascular stent grafts. Such trials are intended to demonstrate that a stent graft may provide for a new minimally invasive alternative to bypass surgery using multiple NMT stents joined with graft material and inserted in the vessel percutaneously.

Boston Scientific is completing a scale-up of its peripheral vascular stent manufacturing capabilities in the United States to enable it to manufacture NMT's stents in quantities to support initial commercialization in certain markets. The Company and Boston Scientific continue to work collaboratively towards the development of NMT's stents for additional indications and to achieve manufacturing efficiencies.

Competition. Competition in the stent market is intense and is expected to increase. Most of the stents sold today are balloon expandable and have been designed primarily for coronary applications. However, the companies listed below, as well as other companies, may be developing additional stents. Some of the stents being developed may be more similar to the Company's stents than those in the market today, although the Company does not know of any competitor that is developing a stent substantially similar to its product.

Johnson & Johnson Interventional Systems Co., Cook Inc., Guidant
Corporation/ACS, Boston Scientific/Medinol, and Arterial Vascular Engineering, Inc., among others, currently sell stainless steel, balloon expandable stents in the United States or internationally.

The following table lists the Company's major competitors who are currently selling or, to the Company's knowledge, developing self-expanding stents in the United States or internationally.

          COMPANY                          MATERIAL            DESIGN
          -------                          --------            ------
          Pfizer, Inc./Schneider           Stainless steel     Wire mesh
          Medtronic, Inc./Instent          Nitinol             Coil
          Boston Scientific (Strecker)     Tantalum            Wire mesh
          Boston Scientific (Sabre(TM))    Nitinol             Slotted tube
          Bard/Angiomed                    Nitinol             Slotted tube

Vena Cava Filters

Vena cava filters are used for the prevention of pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). These emboli (clots), which often develop initially in the veins of the legs, can break loose and travel up the vena cava, through the heart and into the blood vessels of the lungs, causing acute respiratory and circulation problems. Vena cava filters are intended to trap these clots before they can reach the lungs. Patients at high risk for pulmonary embolism include post-operative orthopedic and neurosurgery patients, cancer patients undergoing surgery and chemotherapy and severe trauma victims. There are 600,000 incidents of pulmonary embolism diagnosed in the United States each year with 125,000 to 150,000 deaths per year. While usually treated initially with anticoagulant drugs, vena cava filters may be used in cases where drug therapy has failed or is contraindicated. Factors influencing the performance of vena cava filters include coverage of the vena cava and the pattern of the filtering method. Additionally, the variety of entry site options and the size of the delivery system affects ease of deployment.

Simon Nitinol Filter. The Company has developed a nitinol vena cava filter which possesses highly efficient clot filtering characteristics. The Company has engineered both the superelastic and thermal shape-memory characteristics of nitinol to provide for ease of delivery of a vena cava filter which can be easily implanted in the patient by a minimally invasive procedure using the Company's patented catheter-based delivery systems. The Company's vena cava filter transforms into its intended shape once deployed into the body. The SNF can be implanted from the veins in the leg or neck, and is the only currently available vena cava filter which can also be implanted from the veins in the arm.

Market Opportunity. The worldwide sales for vena cava filters were estimated to be $60 million in 1996. Worldwide sales for vena cava filters has grown at an average annual rate of 14% for the past four years. The United States represents 75% of current worldwide sales. NMT's vena cava filters currently ranks second in worldwide sales. The European market is currently small but is expected to grow as clinical data on the cost effectiveness of vena cava filter use continues to be developed.

Current Status. The Company received FDA 510(k) clearance to market the SNF, and commenced sales, in April 1990. All 510(k) notifications with respect to subsequent modifications to the SNF have also been accepted by the FDA. In November 1995, the Company introduced a simplified, straight line catheter-based delivery system for its SNF. In November 1996, the Company received 510K clearance for the implementation of the SNF through the subclavian vein in the shoulder.

New Product Development. The Company is currently developing a retrievable vena cava filter as discussed below.

Retrievable Vena Cava Filter.  Currently available vena cava filters are
----------------------------
permanent implants which can only be removed surgically. Therefore, patients who are at risk for pulmonary embolism for a defined period of time (post-operative recovery, recovery from trauma, etc.) and receive a vena cava filter have the implant in place for life. There is often a psychological resistance to implantation of a permanent device. As a result, a vena cava filter is often not used until a patient at risk has experienced his or her first pulmonary embolism. However, recent controlled studies conducted by others of the prophylactic use of currently available permanent vena cava filters in severe trauma patients have demonstrated a significant reduction in morbidity and mortality in this category of high-risk patients for pulmonary embolism. The Company believes that the availability of a retrievable vena cava filter may result in greater prophylactic use, and may be used in lieu of a permanently implanted device in certain circumstances.

The Company is conducting early design and feasibility work on a retrievable vena cava filter which can be placed into the body and later removed. Vena cava filters which remained implanted for six weeks were successfully removed from sheep in studies conducted by the Company in April 1996. Following additional laboratory and animal testing, the Company anticipates commencing European clinical trials during 1998. The

Company also anticipates filing an IDE for a retrievable vena cava filter during 1997 to enable the Company to conduct human clinical trials in the United States.

Relationship with Bard. The Company entered into an exclusive distribution agreement in May 1992 with Bard Radiology for distribution of the SNF in the United States and certain other countries. Sales and market penetration for the SNF have increased significantly as a result of this agreement. Beginning November 30, 1995, Bard International was granted the exclusive right to distribute the SNF in most markets outside the United States. NMT believes that international sales and market share growth will increase substantially as a result.

Each of the distribution agreements is for a five year term. Bard Radiology may renew, at its option, its agreement thereafter for periods of five years. The Company's agreement with Bard International renews automatically for successive one year periods unless terminated by either party. Both distributors are obligated to make annual minimum purchases and have agreed not to sell competing vena cava filters during the term of the respective distribution agreements. Bard Radiology has also agreed not to compete for an additional two years after its distribution agreement with the Company has terminated. In addition, the Company has granted Bard Radiology a right of first offer for any of NMT's new devices (including the retrievable vena cava filter) which may be marketed to interventional radiologists and for which NMT desires to enter into an exclusive distributorship within the United States.

Manufacturing. The Company has contracted with Lake Region Manufacturing for the production of the filter component of the SNF. The Company's agreement with Lake Region grants Lake Region the right to manufacture a certain percentage of the Company's worldwide requirements of the current filter until June 30, 2001. The Company is obligated to order a minimum quantity of the current filters and pay Lake Region a fixed price per unit. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement. The Company currently purchases the delivery systems for the SNF under purchase orders from third-party suppliers and is in process of bringing the final assembly of the vena cava filter system into its own facility.

Competition. Boston Scientific, among others, currently competes with the Company in sales of vena cava filters. Boston Scientific introduced the Greenfield Filter to the market in the mid-1970's and is still the predominant leader with more than half of current unit sales of vena cava filters in the United States. Since the introduction of the Simon Nitinol Filter in 1990, NMT has achieved the second highest level of sales in the United States due primarily to its distribution agreement with Bard Radiology and the introduction of a new simplified delivery system. Other competitors in this market include Cook, Inc. and B. Braun.

Septal Repair Devices

In February 1996, to expand its product base and complement its core technologies, the Company acquired the exclusive rights to its CardioSEAL Septal Occluder, which is designed for the repair of intracardiac shunts commonly known as "holes in the heart." Intracardiac shunts are common medical problems, occurring primarily in children, that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the atrial ("ASD") or ventricular ("VSD") septum which divide the left and right pumping chambers of the heart. Patients with these defects may suffer from poorly oxygenated blood and require increased cardiac effort to adequately supply blood to the body. This may lead to congestive heart failure and pulmonary hypertension, resulting in severe incapacity or even death. The current treatment is open heart surgery. Open-heart surgery involves opening a patient's chest, cutting through the sternum, connecting the patient to a heart/lung machine and opening the heart to surgically repair the hole. Such a procedure is costly and generally requires up to a week of hospitalization and an extensive recovery period. The CardioSEAL Septal Occluder is designed to be a minimally invasive, less costly alternative to open heart surgery.

Another common septal defect is the Patent Foramen Ovale ("PFO"), a transient hole which may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic strokes, in which small blood clots escape through the PFO and travel to the brain. Current treatment for patients who have experienced embolic strokes is lifelong anticoagulation therapy, which may result in significant side effects and/or patient noncompliance with the treatment regimen. Recently, some institutions have begun advocating open heart surgery to close PFO's to prevent additional strokes. The Company believes that its septal repair device using a minimally-invasive delivery system may address the needs of the PFO market.

CardioSEAL Septal Occluder. The CardioSEAL Septal Occluder is a catheter-delivered cardiac implant designed to close septal defects. The device consists of eight wire spring arms covered with two pieces of knitted polyester fabric which form two opposed disk-like occluders each having an umbrella shape. The framework is made of MP35N, a material chosen because of its superior characteristics as an implant material (biocompatibility and corrosion and fatigue resistance). Knitted polyester was chosen because of its extensive use in the cardiovascular system and its ability to promote normal tissue in-growth. At the center of the occluders is an inter-connection point which allows the product to be placed within the septal defect so that one umbrella is opened on each side of the defect. The product is designed to be manufactured in five diameter sizes ranging from 17mm to 40mm.

The CardioSEAL Septal Occluder is delivered to the site of the defect through a puncture of the femoral vein in the leg. The device is loaded into a delivery catheter and moved toward the defect site. At the defect site, the CardioSEAL Septal Occluder is deployed through the defect and the first umbrella is opened. The delivery system is then retracted through the hole so that the first umbrella comes into contact with the septal wall. The delivery system is then retracted further allowing the second umbrella to open and seal the defect from both sides. Once the position of the CardioSEAL Septal Occluder is confirmed, the physician detaches the delivery system and removes it from the patient. To date, the CardioSEAL implant procedures have taken approximately one hour to complete, with patients returning home to normal activity just one to two days later.

An earlier version of the septal repair device, named the Clamshell, was developed by Bard in collaboration with Children's Hospital of Boston. Between 1989 and 1991 Bard sponsored clinical trials of the Clamshell in over 700 patients with a variety of cardiac conditions. In 1991, Bard discovered fractures of the stainless steel framework in certain of the devices implanted during such clinical trials and, following such discovery, suspended its clinical trials. However, Bard subsequently submitted, and the FDA approved, a revised IDE to permit the continued use of the Clamshell for patients with limited therapeutic alternatives and at high risk for surgical repair of their condition. The Company is not aware of any significant adverse clinical consequences resulting from the observed fractures. Extensive engineering redesign and testing, including the use of MP35N for the framework, resulted in significant improvements in both the fatigue and corrosion resistance of the device. In 1995, Bard donated the technology and associated assets to Children's Hospital of Boston which subsequently licensed the technology to InnerVentions. The Company acquired the rights to develop and commercialize the
current septal repair device in February 1996.   In connection with the
acquisition, the Company acquired all of the existing development, manufacturing and testing equipment, patent licenses, know-how and documentation necessary to manufacture septal repair devices which had been originally developed by Bard.

Market Opportunity. The Company believes the CardioSEAL Septal Occluder may be suitable for approximately 55,000 patient implants annually for congenital heart defects and approximately 145,000 adult patients annually with PFOs. Such estimates are based on industry reports of the total numbers of patients diagnosed with such conditions and the Company's own analysis of the portions of such populations for whom its device may be suitable.

Current Status. Children's Hospital of Boston is currently conducting clinical trials of the redesigned Clamshell device manufactured by Bard prior to the acquisition by the Company under an IDE granted by the FDA in the second quarter of 1996 to allow for use of the devices in patients with a variety of cardiac conditions and at high risk for surgery. The devices being tested by Children's Hospital of Boston were not included in the assets acquired by the Company. Beginning in December 1996, NMT has begun to supply Children's Hospital of Boston with CardioSEAL Septal Occluders. The CardioSEAL Septal Occluder is manufactured by the Company based on the same design specifications as the redesigned Clamshell devices being tested by Children's Hospital of Boston.

In the United States, the FDA classifies the septal repair device as a Class III medical device, which requires receipt of pre-market approval prior to marketing. In August 1996, NMT received approval of its IDE from the FDA to conduct a multi-center pivotal clinical trial of the CardioSEAL in the United States for ASDs, and implants of the device have been underway since October 1996. Participants include Children's Hospital in Boston, Yale New Haven Children's Hospital, Miami Children's Hospital, Texas Children's Hospital in Houston, Cleveland Clinic, Children's Hospital of Philadelphia and the Medical Center at the University of California San Francisco. Additionally, five European centers and one Canadian center are currently implanting the CardioSEAL under a clinical investigational protocol. The Company is planning a European launch of the CardioSEAL later in 1997 pending successful conclusion of these trials. The Company will pursue clinical studies for the PFO indication following the successful completion of its ASD trials.

New Product Development. The Company is currently evaluating design enhancements to the CardioSEAL Septal Occluder as well as alternative designs for the device. The Company is considering the use of nitinol for the device to further reduce the size of the delivery system, further simplify the deployment procedure and potentially broaden the range of therapeutic indications.

Marketing and Sales Strategy. The Company intends to develop its own sales force to market the CardioSEAL Septal Occluder and, in connection therewith, has employed a Vice President of Marketing and Sales, Septal Repair Division, and a European Director of Sales and Marketing. There are approximately 150 to 200 pediatric interventional cardiologists in the United States who could potentially implant the device. These specialists practice at an estimated 75 to 100 institutions that provide advanced cardiac care to children. It is estimated that a similar number of centers would be targeted internationally. Therefore, the Company believes that the size and scope of the target audience is manageable with a small, specialized sales and marketing team. The Company's marketing strategy will require a specific physician training program prior to selling products into any center.

Manufacturing. The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston, where it manufactures its CardioSEAL Septal Occluder. The facility includes a Class 10,000 clean room. The Company has implemented policies and procedures intended to allow the Company to receive ISO 9000 certification. ISO 9000 certification is based on adherence to established standards in the areas of quality assurance and manufacturing process control. This certification is a significant European Union sales requirement that will permit the Company or its collaborators to affix the prescribed "CE" mark to its products. The European Union has promulgated rules which provide that, beginning in mid-1998, medical products may not be marketed and sold commercially in the countries of the European Economic Area unless they receive a CE mark.

Competition. The Company believes that only three companies, Microvena Corporation, Dr. Osypka GmbH, and Pediatric Cardiology Custom Medical Devices are actively developing competitive devices and that none of these companies currently has a product on the market.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner or licensee of nine issued United States patents, and corresponding foreign patents, relating to its stents, the SNF, the septal repair device and nitinol radiopaque markers. In addition, the Company has pending applications for additional patents in the United States and abroad. The Company's owned United States and foreign patents and patent applications cover its stents, methods of manufacturing its stents, methods and devices for inserting its stents, its SNF and devices for inserting its SNF. The expiration dates of the Company's patents relating to its stents range from 2012 to 2013. The patent for its vena cava filters expires in 2001 and the patent for its radiopaque markers expires in 2014. In addition, the Company is the exclusive licensee under certain patents relating to the CardioSEAL Septal Occluder and methods for repairing cardiac and vascular defects. The Company also holds licenses to certain technology used in the SNF and in nitinol septal repair devices.

The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has seven trademarks, two of which are registered in the United States Patent and Trademark Office.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

In connection with its septal repair device, the Company has obtained an exclusive worldwide license from Children's Medical Center Corporation under United States patents entitled "Occluder and Method for Repair of Cardiac and Vascular Defects" and "Occluder for Repair of Cardiac and Vascular Defects" and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement provides for royalty payments of five percent based on net sales of the Company's CardioSEAL Septal Occluder until the end of the term of the patents or termination of the agreement. The patents expire in September 2012 and June 2012, respectively. Pursuant to the license agreement, the Company is required to achieve certain milestones in exploiting the patent rights. The Company has achieved all required milestones to date. If the Company fails to achieve the milestones, Children's Medical Center Corporation may terminate the license agreement. The Company also has a royalty-free, worldwide sublicense under the United States patent entitled "System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder" and its corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. The Company has also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled "Aperture Occlusion Device." The license agreement with Dr. Marks provides for royalty payments based on net sales of nitinol septal repair devices which are covered by the patent until the end of term of the patent in 2011. Certain minimum royalty payments must be paid regardless of net sales.

In connection with the Simon Nitinol Filter, the Company entered into a Technology Purchase Agreement dated April 14, 1987 with Morris Simon, M.D., the Company's Scientific Director and co-founder. Pursuant to the agreement, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on net sales of technology invented by Dr. Simon relating to the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement. In connection with the agreement, Beth Israel Hospital Association granted the Company an exclusive worldwide license under U.S. patent entitled "Blood Clot Filter." In consideration for the license, Dr. Simon assigned a percentage of his royalty payments from the Company to Beth Israel Hospital Association.

Pursuant to their respective employment agreements, the Company has agreed to pay royalties of one to five percent to Messrs. Kleshinski and Harry based on sales or licenses of products where either Mr. Kleshinski or Dr. Harry, as the case may be, was the sole or joint inventor.

AGREEMENTS WITH BOSTON SCIENTIFIC AND BARD

Boston Scientific

In November 1994, NMT entered into an agreement with Boston Scientific, pertaining to its stent technology. Under the terms of the agreement, NMT granted to Boston Scientific exclusive worldwide rights to develop, manufacture, market and distribute products incorporating NMT's stent technology. Boston Scientific has the right to market and advertise products based on the Company's stent technology exclusively under its own name and the Company has no right to any trademarks or tradenames developed by Boston Scientific. Boston Scientific has exclusive control over, and is responsible for, funding product development, manufacturing scale-up, clinical trials, marketing and distribution worldwide. Boston Scientific is not prohibited from developing or selling competing stents.

Boston Scientific is obligated to pay NMT a percentage of revenue from the sale of products using NMT's stent technology. If the fees payable are less than certain minimum levels, Boston Scientific must pay the difference or NMT can elect to make the license non-exclusive. Boston Scientific is also obligated to make payments upon the occurrence of certain developmental events and the achievement of certain manufacturing cost reductions, and reimburse certain development costs.

The term of the agreement is for the longer of 20 years from market launch or the date on which the last NMT patent relating to stents expires. Boston Scientific also has the perpetual non-exclusive and royalty-free right to manufacture, use and sell all products as to which it has previously paid licensing fees and on products for which all applicable patents have expired or have been held invalid. Such additional rights granted to Boston Scientific survive termination of the agreement.

Bard

The Company has entered into strategic distribution agreements with Bard Radiology (as amended, the "Bard Radiology Agreement") and Bard International (the "Bard International Agreement") to distribute the SNF in the United States and certain other countries.

The Bard Radiology Agreement, signed in May 1992 and amended in February 1993 and October 1995, grants Bard Radiology the exclusive right to distribute the Simon Nitinol Filter, and any changes, improvements or modifications thereto, in the United States and certain other countries for a five year term renewable by Bard Radiology for additional five year terms thereafter. The Company also granted Bard Radiology a right of first offer to obtain exclusive distribution rights in the United States for any new devices developed by the Company that may be marketed to interventional radiologists and for which NMT desires to enter into an exclusive distributorship within the United States. The Company sells the SNF to Bard Radiology at determined prices and Bard Radiology is required to purchase certain minimums to maintain its exclusivity. Bard Radiology has further agreed not to compete with the Company in the vena cava filter market during the term of the agreement and for two years after termination. The Company has agreed not to make or sell any competing device as long as Bard maintains its exclusivity under the agreement.

The Bard International Agreement, signed in November 1995, grants Bard International the exclusive right to distribute the Simon Nitinol Filter, and any changes, improvements or modifications thereto, worldwide (excluding the United States and certain other countries) for a five year term which is automatically renewed for successive one year periods unless terminated by either party. The Company sells the SNF to Bard International at determined prices and Bard International is required to make certain minimum purchases which, if not met, could result in termination of the agreement by the Company. Bard International has further agreed not to compete with the Company in the vena cava filter market during the term of the Bard International Agreement.

GOVERNMENT REGULATION

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDA Act") and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such applications.

If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a "nonsignificant risk" device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA regulations regarding the protection of human subjects.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file" the application. Under the FDC Act, the FDA has 180 days to review a filed PMA application, although the review of an application more often occurs over a protracted time period, and generally takes approximately two years or more from the filing date to complete.

Certain Class III devices that were on the market before May 28, 1976 ("preamendments Class III devices"), and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for the devices. Generally, the FDA will not grant 510(k) clearance for such devices unless the facilities at which they are manufactured successfully undergo an FDA pre-approval GMP inspection. In addition, the FDC Act requires the FDA either to down-classify preamendments Class III devices to Class I or Class II, or to publish a classification regulation retaining the devices in Class III. Manufacturers of preamendments Class III devices that the FDA retains in Class III must have PMA applications accepted by the FDA for filing within 90 days after the publication of a final regulation in which the FDA calls for PMAs. If the FDA calls for a PMA for a preamendments Class III device, a PMA must be submitted for the device even if the device has already received 510(k) pre-market clearance; however, if the FDA down-classifies a preamendments Class III device to Class I or Class II, a PMA application is not required. The FDA's reclassification determinations are to be based on safety and effectiveness information that manufacturers of certain preamendments Class III devices are required to submit to the FDA as set forth in two FDA orders published in August 1995.

The Company's first product, the SNF, underwent significant clinical investigation under an IDE and received 510(k) clearance in 1990. Subsequent improvements and modifications to the SNF have also received 510(k) clearance from the FDA. The 510(k) clearances for the SNF were based on substantial equivalence of the device to other cardiovascular intravascular filters, which are preamendments Class III devices. The FDA has characterized cardiovascular intravascular filters as not likely candidates for down-classification under the reclassification provisions of the FDC Act pertaining to preamendments Class III devices. Thus, it is likely that the FDA will call for PMAs for cardiovascular intravascular filters and that the Company will be required to have a PMA for the SNF accepted for filing by the FDA within 90 days after the date that the FDA calls for PMAs. The Company believes it would be able to file a PMA within a 90 day time frame utilizing its existing clinical data. If the FDA were to require the Company to conduct a new clinical study to support the safety and efficacy of the SNF, the preparation of the PMA would take substantially longer than 90 days. Upon timely filing of a PMA, the Company believes, based on the FDA's announced position as to certain other preamendments Class III medical devices, that the FDA would permit continued commercial distribution of the SNF during the time necessary to review the PMA. On July 22, 1996, the Company submitted safety and effectiveness data to the FDA in accordance with one of the August 1995 FDA orders addressing the classification of preamendments Class III devices. The FDA will use this data, along with data furnished by manufacturers of similar devices, in determining the final classification of the SNF.

Boston Scientific is responsible for applying for registrations and regulatory approvals it deems necessary for NMT's stents. It is believed that each of the vascular indications for the stent (coronary arteries, carotid arteries, peripheral vascular, AAA and peripheral vascular stent grafts) will require separate PMA applications prior to commercialization in the United States. Boston Scientific has completed clinical trials in Europe of NMT's stents for peripheral vascular applications and has initiated clinical trials for peripheral vascular stent graft applications.

The septal repair device will also be subject to the PMA process in the United States. NMT submitted an application for an IDE to the FDA in May 1996 which was subsequently approved and the Company began a multi-center, pivotal clinical trial in the United States for ASDs in October 1996.

The Company is currently manufacturing its septal repair device. The Company's manufacturing facilities is required to be registered with the FDA and is subject to the GMP regulations. FDA approval will be required before the Company may begin commercial distribution in the United States of medical devices from its own manufacturing facilities.

The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements.

The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There is currently no universally accepted definition of a medical device in Europe and there is no common approach to medical device regulation among the various countries. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries is expected to undergo major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules which provide that, beginning in mid-1998, medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE mark.


THIRD PARTY REIMBURSEMENT

Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as stents, generally rely on third party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the Company's devices. Major third party payers reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment as established by the federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. The amount of profit relating to the procedure may be reduced by the use of the Company's devices. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company's devices, resulting in underreimbursement. If, for any reason, the Company's products were not to be reimbursed by third party payers, the Company's ability to sell its products may be materially adversely affected. Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The Company believes that domestic health care providers currently are reimbursed for the cost of purchasing the

Company's SNF. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. The Company's independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

PRODUCT LIABILITY AND INSURANCE

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million.

EMPLOYEES

As of December 31, 1996, NMT employed 39 full-time and two part-time employees. Further staff will be added as required by the demands of the manufacturing scale-up for the septal repair device and other development programs. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.


ITEM 2.   PROPERTIES

The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston which it fully occupied commencing in the third quarter of 1996.

The Company's principal executive offices are located at 27 Wormwood Street, Boston, MA 02210, and its telephone number is (617) 737-0930.


ITEM 3.   LEGAL PROCEEDINGS

The Company has no material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The executive officers of the Company and their ages as of March 7, 1997 are as follows:


         NAME                AGE            POSITION
         ----                ---            --------

Thomas M. Tully               51    President, Chief Executive
                                    Officer and Director

David A. Chazanovitz          46    President, Septal Repair
                                    Division

Theodore I. Pincus            54    Executive Vice President and
                                    Chief Financial Officer


THOMAS M. TULLY has served as President, Chief Executive Officer and Director of NMT since January 1996. From June 1995 to January 1996 Mr. Tully served as a consultant to the Company. From May 1994 to April 1995, Mr. Tully served as President of the Institute of Molecular Biology, a biotechnology company focused on tissue repair and regeneration and from August 1991 to March 1994, Mr. Tully served as President of Organogenesis, Inc., a biotechnology company focused on the commercialization of medical device applications of tissue engineering. Prior to that Mr. Tully served for three years as the President of the Schneider division of Pfizer, Inc., which concentrates on interventional radiology and cardiology, and spent nine years in various executive positions in consumer products and medical devices at Johnson & Johnson, Inc. and was founding President of Johnson & Johnson Interventional Systems, an interventional medicine company.

DAVID A. CHAZANOVITZ has served as President of NMT's Septal Repair Division since January 1996. He has over 20 years of experience in the medical products business. Mr. Chazanovitz served as President and Chief Executive Officer of InnerVentions from April 1995 until January 1996. Mr. Chazanovitz was employed by Bard from 1979 to 1995 in various positions including President of the USCI Angiography Division, Bard Electrophysiology Division and Bard Ventures Division where he was a founder. During his last two and one-half years at Bard Mr. Chazanovitz had overall responsibility for the septal defect repair program.


THEODORE I. PINCUS has served as Chief Financial Officer of the Company, as a part-time employee since June 1995 and became an Executive Vice President and a full-time employee in May 1996. From September 1993 to April 1996 he served as Chief Financial Officer of Immunotherapy, Inc., a privately-held biopharmaceutical company, and for the past six years until joining the Company as a full-time employee he had been President of The Pincus Group, a management consulting firm. From August 1992 to March 1995 he also served as the Chief Financial Officer of Biofield Corp., then a privately-held medical device company. Mr. Pincus is a Certified Public Accountant and from 1985 to 1989 he was a partner at Ernst & Young, an accounting firm.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "NMTI" since the Company's initial public offering on September 27, 1996. Prior to the Company's initial public offering, there was no established public trading market for the Company's Common Stock. There were 194 shareholders of record of the Company's Common Stock on February 28, 1997. The following table lists the high and low bid prices for the third quarter (for the period from September 27, 1996 through September 30, 1996) and fourth quarter of 1996.

     Period             High     Low
     ------             ----     ---

     Third quarter     12 1/4     11
     Fourth quarter    12 1/2     10

Dividend Policy

From the Company's inception through October 19, 1995, the Company was an "S" corporation for federal and state income tax purposes. As such, the Company generally was not subject to federal or state income taxes, but its income was taxable to its stockholders. The Company declared and paid dividends in the aggregate amount of $600,000 for such period.

The Company does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings which it may realize will be retained for use in its business.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements and the Notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                      YEAR ENDED DECEMBER 31,

                                            1992      1993      1994      1995      1996
                                            ----      ----      ----      ----      ----
In thousands, except per share data
STATEMENT OF OPERATIONS DATA:
Revenues:
   Product sales                          $ 2,073   $ 2,003   $ 1,837   $ 2,716   $ 4,557
   License fees                                --        --       773       625     2,375
   Product development                         --        --        38       492        92
                                          -------   -------   -------   -------   -------
                                            2,073     2,003     2,647     3,833     7,024
Expenses:
   Cost of product sales                      497       655       812     1,264     2,387
   Research and development                   210       272       555       871     2,662
   General and administrative                 536       468       770       871     2,284
   Selling and marketing                      454       285       182       169       311
   In-process research and development(1)      --        --        --        --     1,111
                                          -------   -------   -------   -------   -------
                                            1,697     1,680     2,319     3,175     8,755
                                          -------   -------   -------   -------   -------
Income(loss) from operations                  376       323       328       658    (1,731)
Interest income (expense), net               (136)      (62)      (39)      (29)      568
                                          -------   -------   -------   -------   -------
Income(loss) before provision for income
   taxes                                      240       261       289       628    (1,163)
Provision for income taxes(2)                  --        --        --        44        --
                                          -------   -------   -------   -------   -------
Net income(loss)                           $  240   $   261   $   289   $   584   $(1,163)
                                          =======   =======   =======   =======   =======
Net income(loss) per common and
   common equivalent share(2)              $  .04   $   .04   $   .04   $   .09   $  (.15)
                                          =======   =======   =======   =======   =======
Weighted average common and common
   equivalent shares outstanding(3)         6,441     6,415     6,593     6,722     7,829
Cash dividends declared per common
   share (4)...........................    $   --   $    --   $   .13   $   .03   $    --
                                          =======   =======   =======   =======   =======

                                                         AT DECEMBER 31,

                                             1992      1993      1994      1995      1996
                                             ----      ----      ----      ----      ----
In thousands
BALANCE SHEET DATA:

Cash and cash equivalents                 $   205   $   644   $   715   $   533   $ 4,082
Short-term investments                         --        --        --        --    25,274
Working capital (deficit)                     415       512        68    (1,277)   30,301
Total assets                                1,207     1,152     1,253     1,661    34,930
Long-term obligations                       2,141     1,957     1,690        --       416
Stockholders' equity (deficit)             (1,457)   (1,190)   (1,331)     (844)   33,320

_______________________

(1) Relates to a write-off of in-process research and development incurred in connection with the Company's acquisition of the septal repair device technology. See Note 3 of the Notes to Consolidated Financial Statements.
(2) In the periods prior to October 19, 1995 the Company elected to be taxed as an "S" corporation for income tax purposes. Accordingly, there was no provision for income taxes in these periods. See Note 4 of the Notes to Consolidated Financial Statements.
(3) Computed on the basis described in Note 2 of the Notes to Consolidated Financial Statements.
(4) Computed based on the actual number of common shares outstanding at the time the dividend was declared. In the periods prior to October 19, 1995 the Company elected to be taxed as an "S" corporation for income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Annual Report on Form 10-K includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or
achievements expressed or implied by such forward-looking statements.   There
are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

OVERVIEW

Since its inception in 1986, the Company has focused its efforts on the design, development and commercialization of medical devices which are delivered by minimally invasive procedures. The products developed or under development include self-expanding stents, vena cava filters and septal repair devices.

The Company's initial product, a vena cava filter system, was given FDA clearance in 1990. This product is distributed in the United States and certain other countries by Bard Radiology and in other markets outside the United States by Bard International. Both distributors are obligated to make annual minimum purchases. The filter component of the current vena cava filter system is manufactured by Lake Region Manufacturing Inc. ("Lake Region"). The Company currently purchases components of its delivery systems and final assembly of the vena cava filter system under purchase orders with third party suppliers. The Company is in the process of bringing the final assembly of the vena cava filter system into its own facility.

In November 1994, the Company entered into an agreement with Boston Scientific pursuant to which Boston Scientific obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Under this license agreement, Boston Scientific is responsible for performing clinical trials for stents under development and for reimbursing the Company for stent development costs incurred by the Company. These reimbursements are classified as product development revenues in the Consolidated Statement of Operations. The Company also receives license fees, including milestone payments, from Boston Scientific under this license agreement. Upon commercialization, the Company will receive royalties based upon product sales and certain manufacturing cost reduction incentives from Boston Scientific under the license agreement. The Company's revenues in the periods discussed below include such license fees and reimbursements. Most of its costs associated with its stents are included in research and development expenses.

In February 1996, the Company acquired, through the issuance of Common Stock, the rights to develop and commercialize its septal repair device. The Company commenced sales of the CardioSEAL Septal Occluder at the end of September 1996 in connection with clinical trials of the device. The Company manufactures this device at its own facility.

In 1996, the Company significantly increased the scope of its operations, including the addition of a new Chief Executive Officer, an Executive Vice President and Chief Financial Officer and a President of the Septal Repair Division, which was formed in February 1996. In addition, in April 1996, the Company entered into a lease for a new manufacturing, laboratory and administrative space which increased the Company's annual facility lease payments by approximately $400,000. The Company took full occupancy of the facility in September 1996. The Company expects operating expenses to increase significantly as it continues clinical trials for the CardioSEAL Septal Occluder, accelerates its other product development programs and builds the infrastructure necessary to commercialize its technologies.

The Company has agreed to make certain royalty payments to Children's Medical Center Corporation based on net sales of the CardioSeal Septal Occluder. The Company has also agreed to pay certain royalties to Morris Simon, M.D., the Company's Scientific Director and co-founder, based on sales of products using the technology invented by Dr. Simon relating to the SNF. In addition, pursuant to the Company's employment agreements with Mr. Kleshinski and Dr. Harry, respectively, the Company has agreed to pay certain royalties based on sales or licenses of products where either Mr. Kleshinski or Dr. Harry, as the case may be, was the sole or joint inventor.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Revenues. Revenues for the year ended December 31, 1996 increased to $7.0 million from $3.8 million for the year ended December 31, 1995 (an 84% increase). Product sales increased to $4.6 million for the year ended December 31, 1996 from $2.7 million for the year ended December 31, 1995 (a 70% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, which in turn, was primarily due to the introduction of the straight-line delivery system in November 1995, and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials of the device at the end of September 1996. The Company recorded $2.5 million in license fees from Boston Scientific related to its stent technology in the year ended December 31, 1996, consisting of $1,625,000 in milestone payments and $750,000 in minimum royalty payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $92,000 for the year ended December 31, 1996 from $492,000 for the year ended

December 31, 1995 (an 81% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which has reduced the stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $2.4 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995 (an 85% increase). The cost of product sales in 1995 was entirely related to sales of vena cava filters. The cost of product sales in 1996 includes sales of vena cava filters and CardioSEAL Septal Occluders. The increase from 1995 to 1996 reflects the increase in vena cava filters sold in the year ended December 31, 1996 and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials of the device at the end of September 1996.
Cost of product sales, as a percent of product sales, increased to 52% for the year ended December 31, 1996 from 47% for the year ended December 31, 1995.
This increase reflects the impact of the introduction of the vena cava filter straight-line delivery system in November 1995, which has a higher unit manufacturing cost as a percent of the selling price, and start-up manufacturing costs related to the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials of the device at the end of September 1996.

Research and Development. Research and development expense increased to $2.7 million for the year ended December 31, 1996 from $871,000 for the year ended December 31, 1995 (a 210% increase). The increase reflects increased activity in the Company's development programs for vena cava filters, the CardioSeal Septal Occluder and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $92,000 and $492,000 of these expenses in the years ended December 31, 1996 and 1995, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $2.3 million for the year ended December 31, 1996 from $871,000 for the year ended December 31, 1995 (a 164% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees and consulting expenses. These increases resulted from the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $311,000 for the year ended December 31, 1996 from $169,000 for the year ended December 31, 1995 (an 84% increase). The increase related primarily to the introduction of the vena cava filter straight-line delivery system in November 1995 and to pre-marketing activities related to the CardioSEAL Septal Occluder. Selling and marketing expenses for the year ended December 31, 1995 were entirely related to vena cava filters.

In-Process Research and Development. For the year ended December 31, 1996, the Company recorded a charge of $1.1 million for in-process research and development related to the CardioSEAL Septal Occluder which was acquired in February 1996. See Note 3 of the Notes to Consolidated Financial Statements.

Interest Income (Expense), Net. Interest income, net was $569,000 for the year ended December 31, 1996 as compared to interest expense, net amounting to $29,000 for the year ended December 31, 1995. This increased net interest income was primarily due to the receipt in February 1996 of $7.5 million in net proceeds from the sale of Convertible Preferred Stock and the closing of the Company's initial public offering of 3,150,000 shares of common stock (including 150,000 shares sold pursuant to the underwriters' exercise of the over-allotment option) in October 1996, resulting in net proceeds to the Company of $31.2 million. Interest expense in 1996 consisted primarily of interest on subordinated debt to stockholders, which was fully repaid in April 1996, and interest on capital lease obligations. Interest expense in 1995 consisted primarily of interest on subordinated debt to stockholders.

Income Taxes. The Company had no income tax provision for the year ended December 31, 1996 as it incurred an operating loss. Prior to October 19, 1995, the Company elected to be taxed as an "S" Corporation for federal and state income tax purposes and, accordingly, the financial statements for the year ended December 31, 1995 do not include a provision for income taxes for the period from January 1, 1995 to October 19, 1995. The provision for income taxes relates to the period from October 19, 1995 to December 31, 1995 and consists of certain state income taxes. The Company has not recorded a pro forma tax provision as there would have been sufficient net operating loss carry forwards to offset income in 1995. See Note 4 of the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

Revenues. Revenues increased to $3.8 million in 1995 from $2.6 million in 1994 (a 46% increase). Product sales of vena cava filters increased to $2.7 million in 1995 from $1.8 million in 1994 (a 50% increase). This increase is primarily due to increased unit sales of vena cava filters which the Company attributes primarily to the distribution agreements with Bard. License fees, which consist of payments from Boston Scientific related to the Company's stent technology, decreased to $625,000 in 1995 from $773,000 in 1994 (a 19% decrease). License fees in 1995 represent amounts received upon the achievement of a contractual milestone. License fees in 1994 represented initial license fees received from Boston Scientific upon entering into the license agreement in November 1994. Product development revenues increased to $492,000 in 1995 from $38,000 in 1994. The significant increase in 1995 reflects a full year of development efforts funded by Boston Scientific under the agreements entered into in November 1994.

Cost of Product Sales. Cost of product sales increased to $1.3 million in 1995 from $812,000 in 1994 (a 60% increase). The increase in cost of product sales reflects the increase in vena cava filter units sold in 1995. Cost of product sales, as a percent of product sales, increased to 47% in 1995 from 44% in 1994 primarily due to the introduction of the vena cava straight-line delivery system in November 1995, which has a higher unit manufacturing cost as a percent of the selling price.

Research and Development. Research and development expenses increased to $871,000 in 1995 from $555,000 in 1994 (a 57% increase). The increase reflects increased product development and patent registration costs associated with the development of the Company's stent technology which was licensed to Boston Scientific in November 1994. Increased expenses resulted primarily from increases in personnel, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $492,000 and $38,000 of these expenses in 1995 and 1994, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $871,000 in 1995 from $770,000 in 1994 (a 13% increase). The increase is primarily due to the expansion of the Company's infrastructure necessary to support the growth of the Company and increases in product development activities. Increased expenses consisted primarily of increases in personnel and related costs and consulting expenses.

Selling and Marketing. Selling and marketing expenses decreased to $169,000 in 1995 from $182,000 in 1994 (a 7% decrease). Selling and marketing expenses in 1995 and 1994 are entirely related to the Company's vena cava filter.

Interest Income (Expense), Net. Interest expense, net decreased to $29,000 in 1995 from $39,000 in 1994 (a 26% decrease). The decrease reflects the repayment of subordinated debt to stockholders. Interest income in 1995 and 1994 was not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through cash flows from operations of $525,000 and $1.2 million in the years ended December 31, 1995 and 1994, respectively. In the year ended December 31, 1996, operations utilized cash of $1.7 million which was used primarily to fund operating losses and for working capital. Cash flows from operations reflect $500,000 of upfront license fees and a $100,000 advance product development billing received from Boston Scientific in 1994 and recorded as deferred revenue. Cash flow from operations was used to fund increases in accounts receivable of $459,000 and $238,000 in the years ended December 31, 1996 and December 31, 1995, respectively. Such increases reflect the increases in product sales and the timing of such product sales.

In February 1996, the Company received approximately $7.5 million in net proceeds from the sale of 3,787,104 shares of Convertible Preferred Stock, which funds were used in part to accelerate its facilities and infrastructure expansion. In the year ended December 31, 1996 and the year ended December 31, 1994, the Company made distributions to its stockholders of $100,000 and $500,000, respectively. In 1994, the Company began repaying a $1.5 million loan received in 1992 from Bard. Loan payments were based upon the number of domestic vena cava units sold to Bard Radiology. The loan was fully repaid by the end of 1996. Payments during the years ended December 31, 1996, 1995 and 1994 amounted to $781,000, $477,000 and $242,000, respectively. In addition, during the years ended December 31, 1996, 1995 and 1994, the Company repaid subordinated debt to its stockholders amounting to $309,000, $2,500, and $329,000, respectively.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $201,000 during the year ended December 31, 1995 and $2.2 million during the year ended December 31, 1996. In May 1996, the Company entered into a lease for a new manufacturing, research and administrative facility which increased its annual facility lease payments by approximately $400,000 beginning in the third quarter of 1996. In connection therewith, the Company incurred costs for leasehold improvements of approximately $1 million in 1996, net of the landlord's contribution. The Company entered into a $1.5 million equipment lease line of credit agreement without covenants, which can be used through June 1997, of which approximately $950,000 was unused at December 31, 1996. The Company anticipates incurring costs for additional leasehold improvements and purchases of equipment and furniture.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company has also committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 8 to the Notes to Consolidated Financial Statements. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company believes that its existing resources and cash flow from current operations will be sufficient to fund its current level of operations and planned new product development, including increased working capital requirements and capital expenditures, for the foreseeable future. The Company expects to expend substantial resources to complete development of the Company's products, seek regulatory clearances or approvals, build its marketing, sales and manufacturing organizations and conduct further research and development.

The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and terms of any collaborative, licensing and other arrangements that the Company may establish.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Limited Commercialization; Uncertainties of Product Development and Market Acceptance. The Company currently markets two products, the Simon Nitinol Filter, which is marketed worldwide, and a line of the Company's peripheral vascular stents under the name Symphony, which is marketed by Boston Scientific in Europe. The Company's stents and CardioSeal Septal Occluder may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold in the United States and other countries. There can be no assurance that the Company's stents, septal repair devices, or any other products developed by the Company will achieve market acceptance. Certain of the medical indications that can be treated by the Company's devices can also be treated by surgery, drugs or other medical devices. Many alternative treatments currently are widely accepted in the medical community and have a long history of use. There can be no assurance that the Company's devices and procedures will be able to replace such established treatments or that physicians or the medical community in general will accept and utilize the Company's devices or any other medical products that may be developed by the Company.

Dependence Upon Collaborators. The Company has entered into distribution agreements with Bard Radiology and Bard International granting them exclusive distribution rights to the Company's SNF, and a license agreement with Boston Scientific granting Boston Scientific exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Although Bard Radiology and Bard International have agreed not to sell competing filters, Boston Scientific is not prohibited from selling other stents and, in fact, manufactures and licenses from others a variety of stents that may compete with the Company's stents. Boston Scientific may choose to emphasize such other stents in its developmental and marketing efforts. There can be no assurance that these arrangements will be renewed or that the Company's existing relationships with Bard Radiology, Bard International or Boston Scientific will continue in their current form.
The Company's business could be materially adversely affected if its arrangements with Bard Radiology, Bard International or Boston Scientific prove unsuccessful or if such companies terminate their arrangements with the Company, negotiate lower prices, sell additional competing products, whether manufactured by themselves or others, or otherwise alter the nature of their relationships with the Company.

Intense Competition; Rapid Technological Change. The medical device industry is characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry are currently marketing products that compete with the Company's devices and may be developing, or could in the future develop, additional products that are competitive with the Company's. Many of the Company's competitors have substantially greater capital resources, greater research and development, manufacturing and marketing resources and experience and greater name recognition than the Company. The Company believes that other companies are actively developing competitive septal repair devices. In addition, new surgical procedures and medications could be developed that replace or reduce the importance of current or future procedures that use the Company's products.

Expected Near-term Losses. The Company expects operating losses in early 1997 as it continues to expend substantial resources to complete development of the Company's products, seek regulatory clearances or approvals, build its marketing, sales and manufacturing organizations and conduct further research and development.

Limited Manufacturing History; Dependence on Third Party Manufacturers. The Company currently uses third parties to manufacture and distribute the SNF and is in the process of bringing the final assembly of the vena cava filter system into its own facility. Pursuant to an exclusive license agreement with Boston Scientific, Boston Scientific manufactures and distributes the Company's stents. The Company intends to continue to use third parties to manufacture and distribute such products and certain other products which the Company may seek to develop. If the Company should encounter delays or difficulties with third party manufacturers in producing, packaging or distributing its proposed products, market introduction and subsequent sales of such products would be adversely affected and the Company may have to seek alternative sources of supply. No assurance can be made that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain third party manufacturers on commercially acceptable terms, it may not be able to commercialize medical products as planned.

The Company manufactures the CardioSeal Septal Occluder in its manufacturing facility. The Company has had no previous experience in the scale-up or manufacture of medical products. The Company's manufacturing facility will be subject to Good Manufacturing Practice ("GMP") regulations, ISO 9000 and other regulatory requirements, will be subject to risks regarding delays or difficulties encountered in manufacturing any such medical products and will require a substantial investment of capital.

Limited Marketing and Sales Experience. Although the Company has limited internal marketing and sales resources and personnel, and currently relies primarily on third parties to market and sell its products, the Company plans to market the CardioSeal Septal Occluder directly, if and when it receives the required regulatory approvals. In order to market the CardioSeal Septal Occluder and any other products that it may develop, the Company will have to develop a marketing and sales organization with technical expertise and distribution capabilities.

Dependence on Patents and Proprietary Technology. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. No assurance can be given that any pending patent applications or any future patent application will result in issued patents, the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, any of the Company's patents will be held valid if subsequently challenged or others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Furthermore, there can be no assurances that others have not or will not develop similar products, duplicate any of the Company's products or design around any patents issued or that may be issued in the future to the Company or its licensors. In addition, whether or not patents are issued to the Company or its licensors, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. The Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, the Company may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms if at all.

Government Regulation; Product Approvals Uncertain. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products manufactured or distributed by the Company are subject to continuing regulation by the FDA. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis or at all, and delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial conditions and results of operations.

Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Failure to comply with foreign regulatory requirements also could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertain Availability of Third Party Reimbursement. In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payers may affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for by such payers to the physicians and clinics using the Company's devices, or any other products that the Company may develop, or by taking the position that such reimbursement is not available at all. If, for any reason, the Company's products were not to be reimbursed by third party payers, the Company's ability to sell its products may be materially adversely affected. Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to the implemented in the future. In the international market, reimbursement by private third party medical insurance providers, and governmental insurers and providers varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

Uncertainties of Successful Redesign of the Septal Repair Device. Between 1989 and 1991 Bard sponsored trials of an earlier version of the septal repair device, known as the Clamshell. In 1991, Bard discovered fractures of the stainless steel framework in certain of the devices implanted during such clinical trials and, following such discovery, suspended its clinical trials worldwide except for patients at high risk for surgery. It was determined that the fractures were caused by metal fatigue resulting from higher than anticipated forces acting on the Clamshell. Redesign efforts were initiated, resulting in the design of the current version of the septal repair device. Although the CardioSeal Septal Occluder has undergone in vitro testing, there can be no assurance that such testing accurately simulates the actual forces in the human body or that similar fractures will not occur with the CardioSeal Septal Occluder. If such fractures occur with adverse clinical consequences, the Company's efforts to commercialize the CardioSeal Septal Occluder may be significantly delayed and the Company may be required to invest significant resources in further designing and engineering the device or to discontinue its development efforts.

Product Liability Risks; Insurance. The testing, marketing and sale of implantable devices and materials entail an inherent risk that product liability claims will be asserted against the Company or its third party distributors in the event that the use of the Company's devices is alleged to have adverse effects on a patient. A product liability claim or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although the Company currently maintains limited product liability insurance coverage, there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, there can be no assurance that the Company will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition, and result of operations.

Uncertain Future Capital Requirements. The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that the Company may establish. There can be no assurance that additional financing will be available when needed or, if available, will be available on acceptable or affordable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license to third parties rights to commercialize products or technologies that the Company would otherwise seek to develop itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Dependence on Qualified Personnel. There is intense competition for qualified personnel in the medical device field, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner would be detrimental to the Company's anticipated growth and expansion into areas and activities requiring additional expertise such as marketing. The failure to attract and retain such personnel could adversely affect the Company's business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements required to be filed hereunder are filed as Appendix A
                                                                     ----------
hereto, are listed under Item 14(a), and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 1997 (the "1997 Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 1997 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is contained in the 1997 Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in the 1997 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the 1997 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements.  The following documents are filed as Appendix A
      --------------------                                        ----------
      hereto and are included as part of this Annual Report on Form 10-K:

      Financial Statements:
        Report of Independent Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity (Deficit)
        Consolidated Statements of Cash Flow
            Notes to Consolidated Financial Statements

  (b) Financial Statement Schedules.  The Company is not filing any financial
      -----------------------------
      statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

  (c) Exhibits.  The list of Exhibits filed as a part of this Annual Report on
      --------
      Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and incorporated herein by this reference.

  (d) Reports on Form 8-K.  On November 25, 1996, the Company filed a Current
      -------------------
      Report on Form 8-K dated November 6, 1996 announcing that the Bard Radiology Division of C.R. Bard, Inc. ("Bard") had exercised its option to renew the term of the Distribution Agreement between Bard and the Company for a period of five years commencing on May 19, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NITINOL MEDICAL TECHNOLOGIES, INC.

                         By:  /s/ Thomas M. Tully
                            ----------------------------------------
                            Thomas M. Tully,
                            President and Chief Executive Officer

                         Dated:  March 12, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                              DATE
/s/ Thomas M. Tully         President and Chief Executive           March 12, 1997
--------------------------  Officer and Director (Principal
Thomas M. Tully             Executive Officer)


/s/ Theodore I. Pincus      Executive Vice President, Secretary     March 12, 1997
--------------------------  and Chief Financial Officer (Principal
Theodore I. Pincus          Financial and Accounting Officer)


/s/ C. Leonard Gordon       Director                                March 12, 1997
--------------------------
C. Leonard Gordon

/s/ Morris Simon, M.D.      Director                                March 12, 1997
--------------------------
Morris Simon, M.D.

/s/ Michael C. Brooks       Director                                March 12, 1997
--------------------------
Michael C. Brooks

                            Director
--------------------------
Robert A. Van Tassel

/s/ R. John Fletcher        Director                                March 12, 1997
--------------------------
R. John Fletcher

/s/ Jeffrey R. Jay, M.D.    Director                                March 12, 1997
--------------------------
Jeffrey R. Jay, M.D.

                                                                      Appendix A
                                                                      ----------

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                        A-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                    A-3

Consolidated Statements of Operations for the Years Ended December 31, 1996,
     1995, and 1994                                                             A-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
     Ended December 31, 1996, 1995, and 1994                                    A-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1995, and 1994                                                             A-6

Notes to Consolidated Financial Statements                                      A-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Nitinol Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitinol Medical Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    Arthur Andersen LLP


Boston, Massachusetts
February 17, 1997

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                               AT DECEMBER 31,
                                              1996         1995
                                          ------------  -----------
     ASSETS
Current assets:
  Cash and cash equivalents               $ 4,082,486   $  533,247
  Marketable securities                    25,273,555           --
  Accounts receivable                         782,230      323,217
  Inventories                                 745,977      208,061
  Prepaid expenses and other
   current assets                             610,017      163,326
                                          -----------   ----------
     Total current assets                  31,494,265    1,227,851
                                          -----------   ----------
Property and equipment, at cost:
  Leasehold improvements                    1,191,498      124,461
  Laboratory and computer equipment           925,166      393,171
  Equipment under capital lease               548,063           --
  Office furniture and equipment               93,031       76,030
                                          -----------   ----------
                                            2,757,758      593,662
  Less--Accumulated depreciation and
   amortization                               504,909      208,777
                                          -----------   ----------
                                            2,252,849      384,885
                                          -----------   ----------

Long-term investments in marketable
  securities                                1,083,763           --
                                          -----------   ----------

Other assets                                   98,627       48,014
                                          -----------   ----------
                                          $34,929,504   $1,660,750
                                          ===========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                        $   420,424   $  498,816
  Accrued expenses                            678,164      215,983
  Current portion of capital lease             94,954           --
   obligation
  Distribution payable to stockholders             --      100,000
  Subordinated debt                                --      309,356
  Loan from distributor                            --      780,830
  Deferred revenue                                 --      600,000
                                          -----------   ----------
     Total current liabilities              1,193,542    2,504,985
                                          -----------   ----------
Capital lease obligation, net of
 current portion                              415,591           --
                                          -----------   ----------

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
  Preferred stock, $.001 par value--
     Authorized--3,000,000 shares
     Issued and outstanding--none                  --           --
  Common stock, $.001 par value--
     Authorized--30,000,000 shares
     Issued and outstanding--9,435,922
      and 3,774,112 shares at December
       31,1996 and 1995, respectively           9,437        3,775
  Paid-in capital                          35,321,821           --
  Accumulated deficit                      (2,010,887)    (848,010)
                                          -----------   ----------
     Total stockholders' equity
      (deficit)                            33,320,371     (844,235)
                                          -----------   ----------
                                          $34,929,504   $1,660,750
                                          ===========   ==========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                              1996          1995         1994
                                          -------------  -----------  ---------
Revenues:
  Product sales                            $ 4,556,861   $2,716,022   $1,836,931
  License fees                               2,375,000      625,000      772,500
  Product development                           91,662      491,857       38,051
                                           -----------   ----------   ----------
                                             7,023,523    3,832,879    2,647,482
                                           -----------   ----------   ----------
Expenses:
  Cost of product sales                      2,386,896    1,263,951      812,204
  Research and development                   2,661,849      870,588      554,530
  General and administrative                 2,284,184      871,469      770,175
  Selling and marketing                        310,988      169,308      182,377
  Acquired in-process research and           1,111,134           --           --
   development                             -----------   ----------   ----------
                                             8,755,051    3,175,316    2,319,286
                                           -----------   ----------   ----------
     Income (loss) from operations          (1,731,528)     657,563      328,196
                                           -----------   ----------   ----------
Interest expense                               (42,179)     (37,629)     (52,838)
Interest income                                610,830        8,328       14,003
                                           -----------   ----------   ----------
                                               568,651      (29,301)     (38,835)
                                           -----------   ----------   ----------
     Income (loss) before provision for
       income taxes                         (1,162,877)     628,262      289,361
Provision for income taxes                          --       44,000           --
                                           -----------   ----------   ----------
     Net income (loss)                     $(1,162,877)  $  584,262   $  289,361
                                           ===========   ==========   ==========
Net income (loss) per common and common
 equivalent share                                $(.15)        $.09         $.04
                                           ===========   ==========   ==========
Weighted average common and common
 equivalent shares outstanding               7,828,685    6,722,215    6,592,841
                                           ===========   ==========    =========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              CONVERTIBLE
                                            PREFERRED STOCK           COMMON STOCK                                     TOTAL
                                            ---------------           ------------
                                                                                                                    STOCKHOLDER'S
                                           NUMBER      $  .001      NUMBER     $.001     PAID-IN      ACCUMULATED      EQUITY
                                          OF SHARES   PAR VALUE   OF SHARES  PAR VALUE   CAPITAL        DEFICIT       (DEFICIT)
                                         ----------   ---------   ---------  ---------   -------        -------        -------
Balance, January 1, 1994                         --     $    --   3,605,691     $3,606   $   194,400    $(1,387,864)   $(1,189,858)
  Exercise of common stock
     options                                     --          --     152,631        153        68,847             --         69,000
  Distributions to stockholders
     ($.13 per share)                            --          --          --         --            --       (500,000)      (500,000)
  Net income                                     --          --          --         --            --        289,361        289,361
                                         ----------   ---------   ---------     ------   -----------    -----------    -----------
Balance, December 31, 1994                       --          --   3,758,322      3,759       263,247     (1,598,503)    (1,331,497)
  Exercise of common stock
     options                                     --          --      15,790         16         2,984             --          3,000
  Distributions to stockholders
     ($.03 per share)                            --          --          --         --            --       (100,000)      (100,000)
  Reclassification of S Corpora-
     tion losses to the extent of
     additional paid-in capital                  --          --          --         --      (266,231)       266,231             --
  Net income                                     --          --          --         --            --        584,262        584,262
                                         ----------   ---------   ---------     ------   -----------    -----------    -----------
Balance, December 31, 1995                       --          --   3,774,112      3,775            --       (848,010)      (844,235)
  Issuance of convertible
     preferred stock, net of
     issuance costs of
     approximately $989,000               3,787,104       3,787          --         --     3,257,211             --      3,260,998
  Common stock issued in
     connection with the
     purchase of technology
     and other assets                            --          --     514,651        515     1,104,442             --      1,104,957
  Exercise of common stock
     options                                     --          --       3,947          4         8,471             --          8,475
  Warrant grant in exchange
     for license                                 --          --          --         --        11,200             --         11,200
  Accretion of convertible
     preferred stock dividends                   --          --          --         --      (255,000)            --       (255,000)
  Proceeds from initial public
     offering, net of offering
      costs of approximately
      $ 1,028,000                                --          --   3,150,000      3,150    31,193,703             --     31,196,853
  Conversion of convertible
   preferred stock into common
   stock                                 (3,787,104)     (3,787)  1,993,212      1,993         1,794             --             --
   Net loss                                      --          --          --         --            --     (1,162,877)    (1,162,877)
                                         ----------   ---------   ---------     ------   -----------    -----------    -----------
Balance, December 31, 1996                       --     $    --   9,435,922     $9,437   $35,321,821    $(2,010,887)   $33,320,371
                                         ==========   =========   =========     ======   ===========    ===========    ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             FOR THE YEARS ENDED DECEMBER 31,
                                              1996          1995         1994
                                          -------------  ----------  ------------
Cash flows from operating activities:
  Net income (loss)                       $ (1,162,877)  $ 584,262   $   289,361
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities--
    Depreciation and amortization              226,968      88,895        55,825
    Write off of leasehold improvements         75,000          --            --
    Common stock issued for in-process
     research and development                  806,174          --            --
    Warrant grant in exchange for
     license                                    11,200          --            --
    Changes in assets and liabilities--
      Interest receivable                     (237,643)         --            --
      Accounts receivable                     (459,013)   (238,421)       (8,308)
      Inventories                             (537,916)    (56,947)       12,386
      Prepaid expenses and other
       current assets                         (209,048)   (152,512)        2,086
      Accounts payable                         (78,392)    379,347        24,171
      Accrued expenses                         462,181     (79,523)      190,121
      Deferred revenue                        (600,000)         --       600,000
         Net cash provided by (used in)   ------------   ---------   -----------
          operating activities              (1,703,366)    525,101     1,165,642
                                          ------------   ---------   -----------
Cash flows from investing activities:
         Purchases of marketable
         securities and long-term
         investments                       (26,357,319)         --            --
  Purchases of property and equipment       (1,317,250)   (201,121)     (104,049)
  (Increase) decrease in other assets          (56,448)    (29,513)       12,100
                                          ------------   ---------   -----------
         Net cash used in investing
          activities                       (27,731,017)   (230,634)      (91,949)
                                          ------------   ---------   -----------
Cash flows from financing activities:
  Proceeds from initial public offering,
    net                                     31,196,853          --            --
  Redemption of preferred stock
   including dividends                      (4,505,000)         --            --
  Payments of subordinated debt               (309,356)     (2,500)     (329,161)
  Payments of loan from distributor           (780,830)   (477,120)     (242,050)
  Proceeds from issuance of convertible
   preferred stock, net                      7,510,998          --            --
  Proceeds from issuance of common stock         8,475       3,000        69,000
  Distributions to stockholders               (100,000)         --      (500,000)
  Payments of capital lease obligations        (37,518)         --            --
                                          ------------   ---------   -----------
         Net cash provided by (used in)
          financing activities              32,983,622    (476,620)   (1,002,211)
                                          ------------   ---------   -----------
Net increase (decrease) in cash and
 cash equivalents                            3,549,239    (182,153)       71,482
Cash and cash equivalents, beginning of
 period                                        533,247     715,400       643,918
                                          ------------   ---------   -----------
Cash and cash equivalents, end of period  $  4,082,486   $ 533,247   $  7 15,400
                                          ============   =========   ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for--
    Interest                              $     27,288   $  39,814   $    52,838
                                          ============   =========   ===========
    Taxes                                 $    186,500   $   2,135   $     1,862
                                          ============   =========   ===========
Supplemental disclosure of non-cash
 investing and financing transactions:
 Equipment acquired under capital lease
  obligations                             $    548,063   $      --   $        --
                                          ============   =========   ===========
 Conversion of preferred stock into
  common stock                            $      3,787   $      --   $        --
                                          ============   =========   ===========
 Common stock issued for property and
  equipment                               $    298,783   $      --   $        --
                                          ============   =========   ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) OPERATIONS

   Nitinol Medical Technologies, Inc. (NMT or the Company) designs, develops and markets innovative medical devices that utilize advanced materials and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSEAL Septal Occluder). At this time, the Company's stents have been commercially launched in Europe for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL device is in the clinical trials stage in U.S. and European markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

   (b) Management Estimates

   The preparation of accrual-based financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(c) Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities and long-term investments as held-to-maturity and certain of its marketable securities as available-for-sale. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Cash and cash equivalents, which are carried at cost and approximate market, consist of the following:

                                   AT DECEMBER 31,
                                   1996        1995
                                   ----        ----
     Cash                        $  816,124   $ 381,733
     Cash equivalents--
        Commercial paper          2,994,829          --
        Money market                271,533     151,514
                                 ----------   ---------
                                 $4,082,486   $ 533,247
                                 ==========   =========

Marketable securities, with a weighted average maturity of approximately 4 1/2 months, consists of the following at December 31, 1996:

     Held-to-maturity--
          Commercial paper               $10,958,453
          Eurodollar bonds                11,084,143
          Medium-term notes                  501,596
          Corporate debt securities          329,363
                                         -----------
                                          22,873,555
     Available-for-sale--
          Taxable auction securities       2,400,000
                                         -----------
                                         $25,273,555
                                         ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(c) Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments- (continued)

Long-term investments, which are carried at cost and approximate market, are comprised entirely of Eurodollar bonds at December 31, 1996.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    AT DECEMBER 31,
                                1996             1995
                                ----             ----
     Components               $307,778         $178,366
     Finished goods            438,199           29,695
                              --------         --------
                              $745,977         $208,061
                              ========         ========

Finished goods consist of materials, labor and manufacturing overhead.

(e) Financial Instruments

The estimated fair values of the Company's financial instruments, which include cash and cash equivalents, marketable securities, long-term investments, accounts receivable and capital lease obligations approximate their reported amounts.

(f) Concentration of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. The Company utilizes primarily one distributor for the sales of its filter products. This distributor had amounts due to the Company of approximately $408,000 and $267,000 as of December 31, 1996 and 1995, respectively. This distributor accounted for 89%, 95%, and 93% of product revenues for fiscal 1996, 1995 and 1994, respectively.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(g) Depreciation and Amortization

The Company provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

                                             ESTIMATED
          ASSET CLASSIFICATION               USEFUL LIFE
          --------------------               -----------
     Leasehold improvements                  Life of Lease
     Laboratory and computer equipment           3-7 Years
     Equipment under capital lease           Life of Lease
     Office furniture and equipment             5-10 Years

(h) Revenue Recognition

The Company records product sales upon shipment. Products sold to the Company's primary distributor are not subject to a right of return for unsold product. License fees and product development revenue are recognized as earned.

(i) Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share is based on the weighted-average number of shares of common stock and common stock equivalents, as applicable, outstanding during the respective periods. All shares of capital stock, options and warrants issued during the 12 months immediately preceding the Company's initial public offering on October 2, 1996 were treated as if they had been outstanding for all periods, in accordance with the Securities and Exchange Commission rules and regulations, calculated under the treasury-stock method and based on the initial public offering share price of $11.00.

(j) Postretirement Benefits

The Company has no material obligations for postretirement benefits.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3) PURCHASE OF TECHNOLOGY AND OTHER ASSETS

   In February 1996, the Company issued 514,651 shares of its common stock and warrants to purchase 111,818 shares of common stock at $2.15 per share for the purchase of certain technology and related fixed assets. The Company valued the common stock issued in this transaction at $2.15 per share, which represented the fair value as determined by its Board of Directors and supported by an appraisal. The Company is required to pay certain future royalties, as defined in the agreement. The acquired technology relates to the CardioSEAL device for which the Company is conducting human clinical trials. At the time of the acquisition, it was determined that the commercial feasibility of the purchased technology was uncertain, and accordingly, the Company charged the amount of the purchase price allocated to the technology to operations as in-process research and development. The amount allocated to laboratory and computer equipment represents the estimated fair value at the date of acquisition of the acquired laboratory and computer equipment that have alternative future uses. The aggregate purchase price and acquisition costs incurred of $1,409,917 were allocated as follows:

          Laboratory and computer equipment         $  298,783
          In-process research and development        1,111,134
                                                    ----------
                                                    $1,409,917
                                                    ==========

(4) INCOME TAXES

   The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

   Prior to October 19, 1995, the Company elected to be taxed as an S corporation for federal and state income tax purposes. Accordingly, the accompanying consolidated financial statements do not include a provision for income taxes for 1994 and the first 10 1/2 months of 1995. The provision for income taxes in the accompanying consolidated statement of operations for the period from October 19, 1995 to December 31, 1995 consists of the following:

                              Federal             $    --
                              State (current)      44,000
                                                  -------
                                                  $44,000
                                                  =======

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(4) INCOME TAXES--(CONTINUED)

   The accompanying consolidated statements of operations do not contain a pro forma income tax adjustment for periods prior to the termination of the S corporation election. If the election to be treated as an S corporation was not made, the Company would have been subject to federal and state corporate income taxes. However, the Company would have had sufficient net operating loss carryforwards to offset income in all periods presented. There is no provision for income taxes for the year ended December 31, 1996 as the Company incurred an operating loss during the year.

   The Company has net operating losses and credit carryforwards of approximately $396,000 and $231,000, respectively. The carryforwards expire through 2011 and are subject to possible adjustment by federal and state tax authorities.

   The approximate income tax effect of each temporary difference constituting the deferred tax asset, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, is as follows:

                                          DECEMBER 31,   DECEMBER 31,
                                              1996           1995
                                              ----           ----
         Deferred tax assets:
            Tax credit carryforwards         $ 231,000       $     --
            Net operating loss carryforwards   158,000             --
            Deferred revenue                        --        200,000
            Reserves and nondeductible          16,000         17,000
             accruals                        ---------       --------
                                               405,000        217,000
                                             ---------       --------
         Deferred tax liabilities:
            Depreciation                       (21,000)       (74,000)
                                             ---------       --------
                                               384,000        143,000
         Valuation allowance                  (241,000)            --
                                             ---------       --------
         Net deferred tax asset              $ 143,000       $143,000
                                             =========       ========

The Company has provided a valuation allowance for a portion of its gross deferred tax asset due to the uncertainty in its ability to fully utilize this asset.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(5) LOAN FROM DISTRIBUTOR

   The Company has an exclusive distribution agreement with an unrelated third party to provide for the sale and distribution of the Simon Nitinol Filter
   (SNF). In connection with this agreement, the Company received a loan of $1,500,000 from the distributor in 1992. The agreement called for the repayment of this loan by the Company through certain minimum purchases of the SNF by the distributor, as defined in the agreement. This loan was paid in full as of December 1996.

(6) DEFERRED REVENUE

   On November 22, 1994, the Company licensed exclusive, worldwide rights, including the right to sublicense to others, to develop, produce and market its stent technology to an unrelated third party (the Licensee). In connection with the signing of the license agreement, the Company received $500,000 in consideration for the license granted and an additional $500,000 upon issuance of the United States patent for a specific stent. The Company was required to refund varying amounts of such payments based on the occurrence of certain events, as defined in the license agreement. The Company deferred recognition as revenue of amounts that were subject to refund until the expiration of the refund period. The final refund period expired in November 1996. During 1996 and 1995 the Company received $1,625,000 and $625,000, respectively, in additional nonrefundable license fees upon the achievement of certain milestones, as defined in the license agreement. These amounts are included in license fees in the accompanying consolidated statements of operations. In 1994, no such milestone revenues were received by the Company. In 1994 the Company also received $272,500 from the Licensee which was nonrefundable and is to be credited against future license fees payable to the Company, as defined. This amount is included in license fees in the accompanying consolidated statement of operations in 1994.

   Under a product development program with the Licensee, the Company received reimbursement of costs incurred related to the activities of product development, registration and transfer of technology to the Licensee. For the years ended December 31, 1996, 1995 and 1994, the Company received $91,662, $491,857, and $38,051, respectively, of reimbursements for development program costs. These reimbursed amounts are included in revenues in the accompanying consolidated statements of operations.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(7) DEBT

   Subordinated debt consists of the following at December 31, 1995:

   Subordinated unsecured debt to various stockholders,
     principal due in annual installments of $95,000
     through July 1997,
     bearing interest at 10%                                   $ 190,000
   Subordinated unsecured debt to various stockholders,
     principal due in annual installments of $25,000
     through July 1997,
     bearing interest at 10%                                      50,000
   Subordinated unsecured debt to various stockholders,
     principal due in annual installments of $18,750
     through July 1998,
     bearing interest at 10%                                      56,250
   Deferred interest due to various stockholders and a
     related party and associated pension plan,
     principal due in annual installments of $6,553
     through July 1997, bearing interest at 10%                   13,106
                                                                --------
                                                                $309,356
                                                                ========

   The Company repaid all outstanding subordinated debt in April 1996.

(8) COMMITMENTS AND CONTINGENCIES

   (a) Manufacturing Agreement

   The Company contracts with an unrelated third party for the manufacture of certain products. Under the amended agreement dated February 15, 1996, the Company is required to purchase minimum unit quantities through June 2001. The aggregate minimum purchases under the agreement are approximately $2,600,000. In addition, in the event of an order cancellation or product conversion, the Company has agreed to purchase all in-process materials and all special materials purchased by the manufacturer for use in the production of these products, limited to purchase orders through 180 days after cancellation.

   (b) Operating Leases

   The Company has entered into operating leases for office and laboratory space. These leases expire through 2006. The leases for office space require payment for all related operating expenses of the building, including real estate taxes and utilities.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

   (b) Operating Leases--(continued)

   Future minimum rental payments due under operating lease agreements as of December 31, 1996 are approximately as follows:

          YEAR ENDING               AMOUNT
          -----------               ------
             1997                 $  468,000
             1998                    468,000
             1999                    468,000
             2000                    468,000
             2001                    503,000
             Thereafter            2,524,000
                                  ----------
                                  $4,899,000
                                  ==========

   Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $303,000, $103,000, and $84,000, respectively.

   (c) Capital Leases

   In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 60 months and expire through November 200l.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

   (c) Capital Leases--(continued)

   Future minimum lease payments under these capital lease obligations as of December 31, 1996 are approximately as follows:

          YEAR ENDING                                AMOUNT
          -----------                                ------
              1997                                  $133,285
              1998                                   133,285
              1999                                   133,285
              2000                                   133,285
              2001                                    81,425
                                                    --------
                  Total minimum lease payments       614,565
              Less--Amount representing interest     104,020
                                                    --------
                                                     510,545
              Less--Current portion                   94,954
                                                    --------
                                                    $415,591
                                                    ========

   (d) Profit Sharing

   Prior to 1995, the Company had entered into a distribution agreement with a distributor which provided for an annual profit sharing payment (not to exceed a specified aggregate amount) based on income before provision for income taxes, as defined in the agreement. In 1995, the Company terminated this agreement through a payment of $100,000 to the distributor. This payment was charged to operations and is included in the accompanying consolidated statement of operations.

   (e) Royalties

   The Company has entered into various agreements that require payment of royalties to be paid based on specified percentages of future sales, as defined (see Notes 3 and 12). In addition, the Company has agreed to pay royalties to certain employees based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $15,000 per year. Royalty expense under royalty agreements was $157,000, $64,000, and $66,000 for the years December 31, 1996, 1995, and 1994, respectively.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(9) COMMON STOCK

   (a) Authorized Common Stock

   On July 9, 1996, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000.

   (b) Stock Split

   On July 9, 1996, the Company effected a 1-for-1.9 reverse stock split of its common stock. Accordingly, all share and per share amounts of common stock have been retroactively restated for all periods presented to reflect the reverse stock split.

   (c) Initial Public Offering

   On October 2, 1996, the Company completed an initial public offering (the "Offering") of 3,000,000 shares of the Company's common stock at $11.00 per share for net proceeds of approximately $29,662,000, net of underwriting discounts and related expenses. Upon completion of the Offering, all outstanding shares of the Company's convertible preferred stock, par value $.001 per share, automatically converted into 1,993,212 and 3,787 shares of the Company's common stock and redeemable preferred stock, par value $.001 per share, respectively. A portion of the proceeds from the Offering was used to redeem the redeemable preferred stock for $4,505,000, which included dividends of $255,000. Pursuant to an over-allotment option, on October 30, 1996, the underwriters of the Offering purchased an additional 150,000 shares of the Company's common stock at $11.00 per share, resulting in additional net proceeds to the Company of approximately $1,535,000.

(10) PREFERRED STOCK

   In February 1996, the Board of Directors authorized 3,800,000 shares of convertible preferred stock and 38,000 shares of redeemable preferred stock. The Company then sold 3,787,104 shares of preferred stock at $2.24 per share, resulting in net proceeds to the Company of approximately $7,500,000. On July 9, 1996, the Company authorized 3,000,000 shares of undesignated preferred stock. As a result of the Offering discussed in Note 9(c), the Company's convertible preferred stock was converted into common stock and redeemable preferred stock, and the redeemable preferred stock, including dividends, was redeemed for $4,505,000.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS

   (a) Nonqualified Stock Options

   The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire on the earlier of approximately five to ten years from date of issuance or 90 days after termination of service as an officer, director, employee and/or consultant.

   (b) Stock Option Plans

   1994 Stock Option Plan. In May 1994, the Board of Directors approved a stock option plan (the 1994 Plan), which authorizes the Company to issue options to purchase up to 315,789 shares of the Company's common stock. The Company may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors.

   1996 Stock Option Plan.   The Nitinol Medical Technologies, Inc. 1996 Stock
   Option Plan (the 1996 Plan) was approved by the Company's stockholders in July 1996. The 1996 Plan provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 1996, 223,276 shares are subject to outstanding options at an exercise price of $8.93- $11.50 per share. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the administrator of the 1996 Plan (the Plan Administrator). The Board of Directors has appointed a Stock Option Committee of the Board as the Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of options granted under the 1996 Plan. Subsequent to December 31, 1996, the Company granted options to purchase 44,500 shares of common stock at $10.63-$11.75 per share.

   The 1996 Directors Stock Plan.   The Nitinol Medical Technologies, Inc. 1996
   stock option plan for non-employee directors (the 1996 Directors' Stock Plan) was approved by the Company's stockholders in July 1996. The 1996 Directors' Stock Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to directors of the Company who are not employees of the Company and who do not otherwise receive compensation from the Company.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (b)  Stock Option Plans--(continued)

   Under the 1996 Directors' Stock Plan, 150,000 shares of common stock have been reserved for issuance of options. Each eligible director serving on the Board on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of common stock at a price equal to the initial public offering price, subject to vesting in equal monthly installments over a period of three years. In the future, each nonemployee director who joins the Board will automatically receive an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three year period. In each year other than the year in which a director receives an initial grant of options, such director will automatically receive options to purchase 2,500 shares of common stock that shall become fully-vested six months after the date of grant. As of December 31, 1996, 40,000 shares are subject to outstanding options at an exercise price of $10.50 per share, of which 1,112 shares are exerciseable.

   The following table summarizes all stock option activity under all of the Company's stock option plans, including grants outside of the 1996 and 1994
   Plans:

                                                        EXERCISE
                                          NUMBER OF    PRICE PER
                                            SHARES       SHARE
                                          ----------  ------------
         Balance, January 1, 1994           247,367    $   .19-.76
            Granted                         297,368       .76-1.14
            Exercised                      (152,631)       .19-.57
                                          ---------    -----------
         Balance, December 31, 1994         392,104       .19-1.14
            Granted                         539,459           2.15
            Exercised                       (15,790)           .19
                                          ---------    -----------
         Balance, December 31, 1995         915,773       .76-2.15
            Granted                       1,060,431     2.15-11.50
            Exercised                        (3,947)          2.15
                                          ---------    -----------
         Balance, December 31, 1996       1,972,257    $.76-$11.50
                                          =========    ===========
         Exercisable, December 31, 1996     870,596    $.76-$10.50
                                          =========    ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

   The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted in 1996 and 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

   The assumptions used and the weighted average information for the years ended December 31, 1996 and 1995 are as follows:

                                               DECEMBER 31,       DECEMBER 31,
                                                  1996               1995
                                                  ----               ----
     Risk-free interest rates                    5.14%-6.39%      5.39%-5.77%
     Expected dividend yield                             --               --
     Expected lives                               3-5 years          3 years
     Expected volatility                            48%               48%
     Weighted average grant-date fair value
      of options granted during the period          $1.68             $.82
     Weighted average exercise price                $4.15            $2.15
     Weighted average remaining contractual
      life of options outstanding                 8.35 years       7.45 years
     Weighted average exercise price of
      870,596 and 495,995 options
      exercisable at December 31, 1996
      and 1995 respectively                         $1.89            $1.00

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (b) Stock Option Plans--(continued)

   The effect of applying SFAS No. 123 would be as follows:

                                               DECEMBER 31,   DECEMBER 31,
                                                  1996           1995
                                                  ----           ----
   Pro forma net income (loss)                $(1,578,296)      $564,110
                                              ===========       ========
   Pro forma net income (loss) per share         $(.21)           $.09
                                                 ======           ====

   (c) Warrants

   In connection with the technology purchase discussed in Note 3, the Company issued warrants to purchase 111,818 shares of common stock at $2.15 per share. The warrants are fully exercisable and expire ten years from the date of grant.

   In February 1996, the Company issued warrants to purchase 164,439 shares of common stock at $4.26 per share to placement agents in connection with a private placement of the Company's convertible preferred stock. In April 1996, the Company issued a warrant to purchase 5,263 shares of common stock at $.02 per share in connection with a patent license agreement. The warrants are fully exercisable and expire ten years from the date of grant.

(12) TECHNOLOGY PURCHASE AGREEMENT

   Pursuant to a technology purchase agreement (TPA), the Company purchased from a stockholder/founder the proprietary rights to the primary patent for the SNF and related technology. Under the terms of the TPA, the Company made an initial payment of $15,000 and agreed to pay royalties based upon various rates of cumulative net sales, as defined, with minimum royalties payable of $15,000 per year. Royalties are payable over the life of the primary patent and commenced after FDA approval. The Company has granted the stockholder/founder a security interest in substantially all proprietary rights acquired by the Company. In the event of unsecured defaults, as set forth in the TPA, the Company has agreed to immediately pay the stockholder/founder damages of $100,000.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(13) RELATED PARTY TRANSACTIONS

     Three stockholders of the Company and related entities provide management consulting services to the Company. Total payments made during the years ended December 31, 1996, 1995 and 1994 in connection with such services were approximately $256,000, $242,000 and $210,000, respectively.

     At December 31, 1995, the Company had subordinated debt and deferred interest outstanding to various stockholders, a related party and an associated pension plan of $309,356. No amounts were outstanding at December 31, 1996 (see Note 7).

(14) ACCRUED EXPENSES:

     Accrued expenses consist of the following:


                                      AT DECEMBER 31,
                                      1996       1995
                                    ---------  ---------
     Payroll and payroll related     $231,212   $ 50,000
     Leasehold improvements           108,553         --
     Royalties                         75,520     26,148
     Other accrued expenses           262,880    139,835
                                     --------   --------
       Total accrued expenses        $678,164   $215,983
                                     ========   ========

                                 EXHIBIT INDEX


Exhibit No.              Description of Exhibit
----------               ----------------------

    3.1        Amended and Restated Certificate of Incorporation. (1)

    3.1.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (1)

    3.2        Amended and Restated By-laws. (1)

    4.1        Form of Common Stock Certificate.  (1)

    10.1 Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

    10.2 Registration Rights Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

    10.3 Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

    10.4 Stock Purchase Warrant by and between the Company and Fletcher Spaght, Inc., dated February 14, 1996. (1)

    10.5 Pledge Agreement by and between the Company and Fletcher Spaght, Inc., dated February 14, 1996. (1)

    10.6 Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

    10.7 Distribution Agreement by and between the Company and the Bard Radiology division of C.R. Bard, Inc., dated May 19, 1992, as amended on February 1, 1993 and October 1, 1995. (1)(2)

    10.8 International Distribution Agreement by and between the Company and Bard International, Inc., dated as of November 30, 1995.
               (1)(2)

    10.9 License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994.
               (1)(2)
    10.10 Manufacturing Agreement by and between the Company and Lake Region Manufacturing Company, Inc., dated February 15, 1996.
               (1)(2)

  10.11 Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14, 1987. (1)(2)

  10.12 Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children's Medical Center Corporation dated as of May 12, 1995. (1)

  10.13 Stock Transfer Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995.
               (1)

  10.14 License Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)(2)

  10.15 Sublicense Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

  10.16 Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

  10.17 License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)(2)

  10.18        Share Purchase Warrant by and between the Company and Lloyd A.
               Marks, dated April 15, 1996. (1)

  10.19 Registration Rights Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

  10.20        Employment Agreement by and between the Company and Thomas M.
               Tully, dated February 13, 1996. (1)(**)

  10.21 Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

  10.22 Employment Agreement by and between the Company and David Chazanovitz, dated February 13, 1996, as amended as of June 15, 1996. (1)(**)

  10.22.1 Amendment to Employment Agreement by and between the Company and David Chazanovitz, dated July 9, 1996. (1)(**)

  10.23 Employment Agreement by and between the Company and Jason Harry, dated as of July 1, 1994. (1)(2)(**)

  10.24        Employment Agreement by and between the Company and Stephen J.
               Kleshinski, dated July 22, 1993, as supplemented by agreement dated as of June 1, 1994. (1)(2)(**)

  10.25        Employment Agreement by and between the Company and Theodore I.
               Pincus, dated as of May 17, 1996. (1)(**)

  10.26 Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

  10.27 Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

  10.28        Company 1994 Stock Option Plan. (1)(**)

  10.29        Company 1996 Stock Option Plan. (1)(**)

  10.30        Company 1996 Stock Option Plan for Non-Employee Directors.
               (1)(**)

  10.31 Registration Rights Agreement between the Company and Junewicz & Co., Inc. dated as of February 16, 1996. (1)

  10.32 Registration Rights Agreement between the Company and Furman Selz, LLC, dated as of February 16, 1996. (1)

  11.1         Statement re:  Company's Earnings Per Share.

  21.1         Subsidiaries of the Registrant.

  27.1         Financial Data Schedule.

________________________
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-06463).

(2) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.