Form 10-Q
period 1997-03-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1997-04-29
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

                    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

     Commission file number:  0-21001


                       Nitinol Medical Technologies, Inc.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       95-4090463
-------------------------------------                   ----------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

27 Wormwood Street, Boston, Massachusetts                     02210
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                  617-737-0930
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
              (Former Name, Former Address and Former Fiscal Year,
                                 if Changed Since Last Report)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
          As of April 23, 1997, there were 9,553,331 shares of Common Stock, $.001 par value per share, outstanding.

                       NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----


Part I.  Financial Information                 Page Number
                                               -----------
Item 1.  Consolidated Balance Sheets                 3
         at December 31, 1996 and March 31,
         1997

         Consolidated Statements of                  4
         Operations for the Three Months
         Ended March 31, 1997 and 1996

         Consolidated Statements of Cash             5
         Flows for the Three Months Ended
         March 31, 1997 and 1996

         Notes to Consolidated Financial           6-10
         Statements

Item 2.  Management's Discussion and              11-14
         Analysis of Financial Condition and
         Results of Operations

Item 3.  Quantitative and Qualitative               N/A
         Disclosure about Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K            15

Signatures                                           16

Exhibit 10.1

Exhibit 11.1

Exhibit 27.1

                                    PART I

                            FINANCIAL INFORMATION

              Nitinol Medical Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                            At                  At
                                                                                        March 31,          December 31,
                                                                                           1997                1996
                                                                                     -----------------   -----------------
                     ASSETS                                                            (Unaudited)          (Audited)
Current assets:
                 Cash and cash equivalents                                              $   5,066,029       $   4,082,486
                 Marketable securities                                                     22,041,145          25,273,555
                 Accounts receivable                                                          795,696             782,230
                 Inventories                                                                  927,130             745,977
                 Prepaid expenses and other current assets                                    997,635             610,017
                                                                                     -----------------   -----------------
                                Total current assets                                       29,827,635          31,494,265
                                                                                     -----------------   -----------------

Property and equipment, at cost:
                 Leasehold improvements                                                     1,221,659           1,191,498
                 Laboratory and computer equipment                                            968,460             925,166
                 Equipment under capital lease                                                572,143             548,063
                 Office furniture and equipment                                               100,666              93,031
                                                                                     -----------------   -----------------
                                                                                            2,862,928           2,757,758
                 Less- Accumulated depreciation and amortization                              613,938             504,909
                                                                                     -----------------   -----------------
                                                                                            2,248,990           2,252,849
                                                                                     -----------------   -----------------

Long-term investments in marketable securities                                              2,698,289           1,083,763

Other assets                                                                                  162,449              98,627
                                                                                     -----------------   -----------------
                                                                                         $ 34,937,363        $ 34,929,504
                                                                                     =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
                 Accounts payable                                                      $      385,608      $      420,424
                 Accrued expenses                                                             581,777             678,164
                 Current portion of capital lease obligation                                  103,217              94,954
                                                                                     -----------------   -----------------
                                Total current liabilities                                   1,070,602           1,193,542
                                                                                     -----------------   -----------------

Capital lease obligation, net of current portion                                              407,031             415,591

Stockholders' equity
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-9,488,552 and 9,435,922 shares
                 at March 31, 1997 and December 31,1996, respectively                           9,489               9,437
      Paid-in Capital                                                                      35,381,767          35,321,821
      Accumulated deficit                                                                  (1,931,526)         (2,010,887)
                                                                                     -----------------   -----------------
                       Total stockholders' equity                                          33,459,730          33,320,371
                                                                                     -----------------   -----------------
                                                                                         $ 34,937,363        $ 34,929,504
                                                                                     =================   =================

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                  For the Three Months Ended
                                                                            March 31,
                                                                       1997            1996
                                                               ---------------------------------
Revenues:
     Product sales                                                 $1,899,043     $     859,554
     License fees                                                     250,000           437,500
     Product development                                               30,640            64,816
                                                               ---------------------------------
                                                                    2,179,683         1,361,870
                                                               ---------------------------------
Expenses:
     Cost of product sales                                            895,593           377,578
     Research and development                                         752,753           523,146
     General and administrative                                       676,226           452,263
     Selling and marketing                                            137,741            48,168
     In-process research and development                                     -        1,111,134
                                                               ---------------------------------
                                                                    2,462,313         2,512,289
                                                               ---------------------------------
                 Loss from operations                                (282,630)       (1,150,419)
                                                               ---------------------------------
Interest expense                                                       (9,430)          (17,349)
Interest income                                                       411,921            42,339
                                                               ---------------------------------
                                                                      402,491            24,990
                                                               ---------------------------------
                 Income (loss) before provision for
                    income taxes                                      119,861        (1,125,429)

Provision for income taxes                                             40,500               -
                                                               ---------------------------------

     Net income (loss)                                           $     79,361     $  (1,125,429)
                                                               =================================

Net income (loss) per common and common
     equivalent share                                            $       0.01     $       (0.17)
                                                               =================================

Weighted average common and common
     equivalent shares outstanding                                 10,938,656         6,819,262
                                                               =================================

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                                    1997             1996
                                                                                             ---------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                          $     79,361    $  (1,125,429)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
                 Depreciation and amortization                                                       111,170           28,837
                 Common stock issued for in-process research and development                               -          806,174
                 Changes in assets and liabilities-
                                Accounts receivable                                                  (13,466)        (300,039)
                                Inventories                                                         (181,153)         (12,450)
                                Prepaid expenses and other current assets                           (387,618)         (28,626)
                                Accounts payable                                                     (34,816)        (262,449)
                                Accrued expenses                                                     (96,387)          84,838
                                Deferred revenue                                                           -          (72,492)

                                                                                             ---------------------------------
                                    Net cash used in operating activities                           (522,909)        (881,636)
                                                                                             ---------------------------------

Cash flows from investing activities:
     Maturities of marketable securities                                                           1,617,884              -
     Purchases of property and equipment                                                             (81,091)         (44,336)
    (Increase) decrease in other assets                                                              (65,963)          25,246
                                                                                             ---------------------------------
                                    Net cash provided by (used in) investing activities            1,470,830          (19,090)
                                                                                             ---------------------------------

Cash flows from financing activities:
     Payments of loan from distributor                                                                   -           (159,500)
     Proceeds from issuance of convertible preferred stock, net                                          -          7,510,998
     Distributions to stockholders                                                                       -           (100,000)
     Payments of capital lease obligations                                                           (24,376)             -
     Exercise of stock options                                                                        59,998
                                                                                             ---------------------------------
                                    Net cash provided by financing activities                         35,622        7,251,498
                                                                                             ---------------------------------
Net increase in cash and cash equivalents                                                            983,543        6,350,772
Cash and cash equivalents, beginning of period                                                     4,082,486          533,247
                                                                                             ---------------------------------
Cash and cash equivalents, end of period                                                          $5,066,029    $   6,884,019
                                                                                             =================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                         $    9,430    $      3,582
                                                                                             =================================
                 Taxes                                                                            $    7,500    $        -
                                                                                             =================================

Supplemental disclosure of non-cash investing and financing transactions:
     Equipment under capital lease obligation                                                     $   24,079    $        -
                                                                                             =================================

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations

  Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters, and septal repair devices. At this time, the Company's stents have been commercially launched in Europe for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL device is in the clinical trials stage in U.S. and European markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.

2.  Interim Financial Statements

  The accompanying Consolidated Financial Statements as of March 31, 1997 and for the three-month period then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report filed on Form 10-K dated March 12, 1997 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1997.

3.  Cash and Cash Equivalents, Marketable Securities, and Long-Term
    Investments

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities and long-term investments as held-to-maturity and certain of its marketable securities as available-for-sale.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


3. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

  Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with any unrealized gains and losses included in stockholders' equity. The Company considers all investments with maturities of 90 days or less from the date of the purchase to be cash equivalents. Cash and cash equivalents, which are carried at cost and approximate market, consist of the following at:

                                               MARCH 31,          DECEMBER 31,
                                                 1997                 1996
                                          -------------------  ------------------
     Cash                                    $ 1,024,905          $   816,124
     Cash equivalents--
        Commercial paper                       3,961,323            2,994,829
        Money market                              79,801              271,533
                                             -----------          -----------
                                             $ 5,066,029          $ 4,082,486
                                             ===========          ===========

  Marketable securities consists of the
   following at:

                                               MARCH 31,         DECEMBER 31,
                                                 1997                1996
                                             -----------         -----------
  Held-to-maturity--
     Commercial paper                        $ 8,944,546         $10,958,453
     Eurodollar bonds                          8,858,129          11,084,143
     Medium-term notes                           500,612             501,596
     Corporate debt securities                   337,804             329,363
                                             -----------         -----------
                                              18,641,091          22,873,555
  Available-for-sale--
     Taxable auction securities                3,400,054           2,400,000
                                             -----------         -----------
                                             $22,041,145         $25,273,555
                                             ===========         ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


3. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

  Long-term investments, which are carried at cost and approximate market, are comprised of the following at:

                                            MARCH 31,        DECEMBER 31,
                                              1997               1996
                                       ------------------  -----------------
  Held-to-maturity--
          Eurodollar bonds                $2,175,973         $1,083,763
          Corporate debt securities          522,316                 --
                                          ----------         ----------
                                          $2,698,289         $1,083,763
                                          ==========         ==========

  In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                               MARCH 31,        DECEMBER 31,
                                                 1997               1996
                                          ------------------  -----------------
  Short-term interest receivable              $409,142           $237,643
  Long-term interest receivable                 41,416             16,953
                                              --------           --------
                                              $450,558           $254,596
                                              ========           ========


4.  Net Income (Loss) per Common and Common Equivalent Share

  Net income (loss) per common and common equivalent share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the respective periods. All shares of capital stock, options and warrants issued during the 12 months immediately preceding the initial public offering on October 2, 1996 were treated as if they had been outstanding for all periods, in accordance with the Securities and Exchange Commission rules and regulations, calculated under the treasury stock method and based on the Offering price of $11.00 per share.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5.  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                      MARCH 31,    DECEMBER 31,
                        1997          1996
                      ---------    ------------

  Components......    $692,224       $307,778
  Finished Goods..     234,906        438,199
                      --------       --------
                      $927,130       $745,977
                      ========       ========

  Finished goods consist of materials, labor and manufacturing overhead.

6.  Depreciation and Amortization

  The Company provides depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

  Asset Classification                Estimated Useful Life
  --------------------                ---------------------
Leasehold improvements                    Life of Lease
Laboratory and computer equipment         3-7 Years
Equipment under capital leases            Life of Lease
Office furniture and equipment            5-10 Years

7.  Accrued Expenses

  Accrued expenses consist of the following at:

                                         MARCH       DECEMBER 31,
                                          1997           1996
                                       ---------     ------------
     Payroll and payroll related       $ 17,853        $231,212
     Leasehold improvements              48,553         108,553
     Royalties                           89,007          75,520
     Other accrued expenses             426,364         262,879
                                       --------        --------
        Total accrued expenses....     $581,777        $678,164
                                       ========        ========


              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


8.  Lease Finance Facility Agreement

  In June 1996, the Company entered into a $1,500,000 lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. As of March 31, 1997, the Company has approximately $510,000 outstanding under this agreement. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through November 2001. The Company may make borrowings under this agreement through March 1998.

9.  New Accounting Standard

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Annual Report on Form 10-K dated March 12, 1997 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results" filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Revenues. Revenues for the three months ended March 31, 1997 increased to $2.2 million from $1.4 million for the three months ended March 31, 1996 (a 57% increase). Product sales increased to $1.9 million for the three months ended March 31, 1997 from $860,000 for the three months ended March 31, 1996 (a 121% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996. The Company recorded $250,000 in license fees from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the three months ended March 31, 1997 representing a quarterly minimum royalty payment. The three months ended March 31, 1996 included $250,000 in milestone payments and $187,500 in minimum royalty payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $31,000 for the three months ended March 31, 1997 from $65,000 for the three months ended March 31, 1996 (a 52% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which resulted in a reduction of stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $896,000 for the three months ended March 31, 1997 from $378,000 for the three months ended March 31, 1996 (a 137% increase). The cost of product sales for the three months ended March 31, 1996 was entirely related to sales of vena cava filters. The cost of product sales for the three months ended March 31, 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials. Cost of product sales, as a percent of product sales, increased to 47% for the three months ended March 31, 1997 from 44% for the three months ended March 31, 1996. This increase primarily reflects the impact of an increased share of sales of the vena cava straight-line delivery system, which has a higher unit manufacturing cost as a percentage of the selling price, and start-up manufacturing costs of the CardioSEAL Septal Occluder in connection with clinical trials.

Research and Development. Research and development expenses increased to $753,000 for the three months ended March 31, 1997 from $523,000 for the three months ended March 31, 1996 (a 44% increase). The increase reflects increased activity in the Company's regulatory and clinical trial expenses of the CardioSEAL Septal Occluder in connection with clinical trials which commenced September 1996, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $31,000 and $65,000 of these expenses in the three months ended March 31, 1997 and 1996, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $676,000 for the three months ended March 31, 1997 from $452,000 for the three months ended March 31, 1996 (a 50% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, consulting expenses, investor relations costs, and computer systems resulting from the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $138,000 for the three months ended March 31, 1997 from $48,000 for the three months ended March 31, 1996 (a 188% increase). The increase related primarily to the pre-marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials which commenced September 1996.

In-Process Research and Development: For the three months ended March 31, 1996, the Company recorded a charge of $1.1 million for in-process research and development related to the CardioSEAL Septal Occluder which was acquired in February 1996. See Note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed on March 12, 1997 with the Securities and Exchange Commission.

Interest Income, Net. Interest income, net was $402,000 for the three months ended March 31, 1997 as compared to $25,000 for the three months ended March 31, 1996. The increase was primarily due to the receipt of $7.5 million in net proceeds from the sale of Convertible Preferred Stock in February 1996 and the closing of the Company's initial public offering of 3,150,000 shares of common stock in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $40,500 for the three months ended March 31, 1997 based on an operating income of $120,000 for the period. There was no provision for the three months ended March 31, 1996 as the Company incurred an operating loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1997, the Company's operations utilized cash of $523,000 which was used primarily for working capital. In the three months ended March 31, 1996, the Company's operations utilized cash of $882,000 which was used primarily to fund an operating loss of $1,125,000 and for working capital.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $105,000 for the three months ended March 31, 1997. In June 1996, the Company entered into a $1.5 million equipment lease line of credit agreement without covenants, which can be used through March 1998, of which approximately $930,000 was unused at March 31, 1997. In May 1996, the Company entered into a ten-year lease for a new manufacturing, research, and administrative facility which, beginning in the third quarter of 1996, increased its annual lease payments by approximately $400,000. The Company anticipates incurring costs for additional purchases of equipment, furniture and leasehold improvements as a result of entering into this lease.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 8 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 1997. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

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

                                    PART II

                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits
                --------

                10.1 1997 Employee Stock Purchase Plan.

                11.1 Statement re:  Company's Earnings Per Share.

                27.1 Financial Data Schedule.


           (b)  Reports on Form 8-K.
                --------------------

          The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NITINOL MEDICAL TECHNOLOGIES, INC.


Date:     April 29, 1997            By:  /s/Thomas M. Tully
                                       ----------------------------------------
                                          Thomas M. Tully
                                          President and Chief Executive Officer



Date:     April 29, 1997            By:  /s/Theodore I. Pincus
                                       ----------------------------------------
                                          Theodore I. Pincus
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX



             Exhibits
             --------

             10.1  1997 Employee Stock Purchase Plan.

             11.1  Statement re:  Company's Earnings Per Share.

             27.1  Financial Data Schedule.