Form 10-Q
period 1997-06-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1997-08-06
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1997

                    or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______ to ______

       Commission file number:  0-21001


                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                               95-4090463
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

27 Wormwood Street, Boston, Massachusetts                    02210
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 617-737-0930
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x    No
                                               -----     -----

       As of August 4, 1997, there were 9,449,412 shares of Common Stock, $.001 par value per share, outstanding.

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----


Part 1.   Financial Information                                      Page Number
          ---------------------                                      -----------
     Item 1.  Consolidated Balance Sheets at December 31, 1996 and        3
              June 30, 1997

              Consolidated Statements of Operations for the Three         4
              and Six Months Ended June 30, 1997 and 1996

              Condensed Consolidated Statements of Cash Flows for         5
              the Six Months Ended June 30, 1997 and 1996

              Notes to Consolidated Financial Statements                  6-11

     Item 2.  Management's Discussion and Analysis of Financial           12-18
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosure about Market        N/A
              Risk


Part II.  Other Information
          -----------------

     Item 2.  Changes in Securities                                       19

     Item 4.  Submission of Matters to a Vote of Security Holders         19

     Item 6.  Exhibits and Reports on Form 8-K                            20

              Signatures                                                  21

              Exhibit 10.1

              Exhibit 10.2

              Exhibit 10.3

              Exhibit 11.1

              Exhibit 27.1


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

              Nitinol Medical Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                                 At                     At
                                                                              June 30,             December 31,
                                                                                1997                   1996
                                                                            ------------           ------------
              Assets
Current assets:
            Cash and cash equivalents                                       $  5,992,424           $  4,082,486
            Marketable securities                                             19,055,858             25,273,555
            Accounts receivable                                                1,511,399                782,230
            Inventories                                                          923,981                745,977
            Prepaid expenses and other current assets                          1,051,602                610,017
                                                                            ------------           ------------
                        Total current assets                                  28,535,264             31,494,265
                                                                            ------------           ------------
Property and equipment, at cost:
            Leasehold improvements                                             1,115,504              1,191,498
            Laboratory and computer equipment                                  1,008,815                925,166
            Equipment under capital lease                                        572,143                548,063
            Office furniture and equipment                                       124,501                 93,031
                                                                            ------------           ------------
                                                                               2,820,963              2,757,758
            Less- Accumulated depreciation and amortization                     (599,298)              (504,909)
                                                                            ------------           ------------
                                                                               2,221,665              2,252,849
                                                                            ------------           ------------

Long-term investments                                                          1,866,295              1,083,763

Other assets                                                                     125,397                 98,627
                                                                            ------------           ------------
                                                                            $ 32,748,621           $ 34,929,504
                                                                            ============           ============

            Liabilities and Stockholders' Equity
Current Liabilities:
            Accounts payable                                                $    485,951           $    420,424
            Accrued expenses                                                     527,770                678,163
            Current portion of capital lease obligation                          103,231                 94,954
                                                                            ------------           ------------
                        Total current liabilities                              1,116,952              1,193,542
                                                                            ------------           ------------

Capital lease obligation, net of current portion                                 381,768                415,591

Stockholders' equity
  Common stock, $.001 par value-
            Authorized-30,000,000 shares
            Issued and outstanding-9,553,107 and 9,435,922 shares
            at June 30, 1997 and December 31, 1996, respectively                    9,554                  9,437
  Paid-in Capital                                                             35,766,636             35,321,821
  Accumulated deficit                                                         (4,526,289)            (2,010,887)
                                                                            ------------           ------------
               Total stockholders' equity                                     31,249,901             33,320,371
                                                                            ------------           ------------
                                                                            $ 32,748,621           $ 34,929,504
                                                                            ============           ============

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                     For the Three Months Ended      For the Six Months Ended
                                                                June 30,                       June 30,
                                                          1997          1996             1997         1996
                                                     ---------------------------    ---------------------------
Revenues:
  Product sales                                       $ 1,990,672   $ 1,139,223      $ 3,889,715   $ 1,998,777
  License fees                                            250,000       187,500          500,000       625,000
  Product development                                      19,754        14,211           50,394        79,027
                                                     ---------------------------    ---------------------------
                                                        2,260,426     1,340,934        4,440,109     2,702,804
                                                     ---------------------------    ---------------------------
Expenses:
  Cost of product sales                                   921,091       546,435        1,816,684       924,013
  Research and development                                721,956       639,891        1,474,709     1,163,037
  General and administrative                              724,570       487,708        1,400,796       939,971
  Selling and marketing                                   246,607        55,110          384,348       103,278
  In-process research and development                   2,449,072           --         2,449,072     1,111,134
  Restructuring charge                                    193,635                        193,635
                                                     ---------------------------    ---------------------------
                                                        5,256,931     1,729,144        7,719,244     4,241,433
                                                     ---------------------------    ---------------------------
          Loss from operations                         (2,996,505)     (388,210)      (3,279,135)   (1,538,629)
                                                     ---------------------------    ---------------------------
Interest expense                                          (10,317)       (8,371)         (19,747)      (25,720)
Interest income                                           394,558        84,727          806,479       127,066
                                                     ---------------------------    ---------------------------
                                                          384,241        76,356          786,732       101,346
                                                     ---------------------------    ---------------------------
          Loss before provision for
           income taxes                                (2,612,264)     (311,854)      (2,492,403)   (1,437,283)

Provision (benefit) for income taxes                      (17,500)          -             23,000           -
                                                     ---------------------------    ---------------------------

  Net loss                                            $(2,594,764)  $  (311,854)     $(2,515,403)  $(1,437,283)
                                                     ===========================    ===========================

Net loss per common and common
  equivalent share                                    $     (0.27)  $     (0.05)     $     (0.26)  $     (0.22)
                                                     ===========================    ===========================

Weighted average common and common
  equivalent shares outstanding                         9,551,895     6,580,128        9,495,101     6,592,333
                                                     ===========================    ===========================

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

               Nitinol Medical Technologies, Inc and Subsidiary
                Condensed Consolidated Statements of Cash Flows


                                                                                       For the Six Months Ended
                                                                                                June 30,
                                                                                          1997           1996
                                                                                     -----------------------------
Cash flows from operating activities:
  Net loss                                                                            $ (2,515,403)  $ (1,437,283)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
           Depreciation and amortization                                                   210,144        143,812
           Acceleration of stock options                                                   111,576
           Common stock issued for in-process research and development                         -          806,174
           Warrant grant in exchange for license                                               -           11,200
           Changes in assets and liabilities-
                       Accounts receivable                                                (729,169)      (282,288)
                       Inventories                                                        (178,004)      (141,089)
                       Prepaid expenses and other current assets                          (441,585)       (77,513)
                       Accounts payable                                                     65,527         56,179
                       Accrued expenses                                                   (150,395)       (84,536)
                       Deferred revenue                                                        -          (87,124)
                                                                                     -----------------------------
                         Net cash used in operating activities                          (3,627,309)    (1,092,468)
                                                                                     -----------------------------

Cash flows from investing activities:
  Maturities of marketable securities, net                                               5,435,165            -
  Purchases of property and equipment                                                     (150,597)      (275,394)
  Increase in other assets                                                                 (31,052)      (175,534)
                                                                                     -----------------------------
                         Net cash provided by (used in) investing activities             5,253,516       (450,928)
                                                                                     -----------------------------

Cash flows from financing activities:
  Payments of subordinated debt                                                                -         (309,356)
  Payments of loan from distributor                                                            -         (382,000)
  Proceeds from issuance of convertible preferred stock, net                                   -        7,510,998
  Proceeds from issuance of common stock                                                   335,956          8,475
  Redemption of fractional shares of common stock                                           (2,600)
  Distributions to stockholders                                                                -         (100,000)
  Payments of capital lease obligations                                                    (49,625)           -
                                                                                     -----------------------------
                         Net cash provided by financing activities                         283,731      6,728,117
                                                                                     -----------------------------

Net increase in cash and cash equivalents                                                1,909,938      5,184,721
Cash and cash equivalents, beginning of period                                           4,082,486        533,247
                                                                                     -----------------------------
Cash and cash equivalents, end of period                                              $  5,992,424    $ 5,717,968
                                                                                     =============================

Supplemental disclosure of cash flow information:
  Cash paid during the period for-
          Interest                                                                    $     19,747    $    11,840
                                                                                     =============================
          Taxes                                                                       $     14,000    $       -
                                                                                     =============================

Supplemental disclosure of non-cash investing and financing transactions:
  Write-off of abandoned leasehold improvements                                       $    111,472    $    35,606
                                                                                     =============================
  Equipment acquired under capital lease obligation                                   $     24,079    $    35,606
                                                                                     =============================
  Accretion of dividends on convertible preferred stock                               $        -      $    75,556
                                                                                     =============================
  Common stock issued for property and equipment                                      $        -      $   298,783
                                                                                     =============================

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


1.  Operations

    Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters, and septal repair devices. At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL device is in the clinical trials stage in the U.S. and has begun commercial sales in certain European and other international markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.

2.  Interim Financial Statements

    The accompanying Consolidated Financial Statements as of June 30, 1997 and for the three and six month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report as of December 31, 1996 as filed on Form 10-K on March 12, 1997 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1997.

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

              Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


1. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

    Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with any unrealized gains and losses included in stockholders' equity. There were no unrealized gains and losses at June 30, 1997. The Company considers all investments with maturities of 90 days or less from the date of the purchase to be cash equivalents.

    Cash and cash equivalents, which are carried at cost and approximate market, consist of the following at:

                                                   June 30,         December 31,
                                                     1997               1996
                                                     ----               ----
         Cash                                    $   868,941        $   816,124
         Cash equivalents--
          Commercial paper                         4,962,512          2,994,829
          Money market                               160,971            271,533
                                                 -----------        -----------
                                                 $ 5,992,424        $ 4,082,486
                                                 ===========        ===========

 Marketable securities consist of the following at:

                                                   June 30,         December 31,
                                                     1997               1996
                                                     ----               ----
  Held-to-maturity--
     Eurodollar bonds                            $ 9,509,764        $11,084,143
     Commercial paper                              4,991,920         10,958,453
     Corporate debt securities                     1,142,384            329,363
     Medium-term notes                               311,790            501,596
                                                 -----------        -----------
                                                  15,955,858         22,873,555
  Available-for-sale--
     Taxable auction securities                    3,100,000           2,400,000
                                                 -----------         -----------
                                                 $19,055,858         $25,273,555
                                                 ===========         ===========

              Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


3. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

    Long-term investments, which are carried at cost and approximate market, are comprised of the following at:


                                              June 30,            December 31,
                                                1997                  1996
                                                ----                  ----
        Held-to-maturity--
             Eurodollar bonds                 $1,209,342           $1,083,763
             Corporate debt securities           656,953                   --
                                              ----------           ----------
                                              $1,866,295           $1,083,763
                                              ==========           ==========

    In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                             June 30,          December 31,
                                               1997               1996
                                               ----               ----
        Short-term interest receivable       $277,579           $237,643
        Long-term interest receivable          27,914             16,953
                                             --------           --------
                                             $305,493           $254,596
                                             ========           ========

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                                         June 30,            December 31,
                                           1997                 1996
                                           ----                 ----
        Components                       $648,785             $307,778
        Finished Goods                    275,196              438,199
                                         --------             --------
                                         $923,981             $745,977
                                         ========             ========

    Finished goods consist of materials, labor and manufacturing overhead.

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

6.  Net Loss per Common and Common Equivalent Share

    Net loss per common and common equivalent share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the respective periods. All shares of capital stock, options and warrants issued during the 12 months immediately preceding the initial public offering on October 2, 1996 were treated as if they had been outstanding for all periods presented in 1996, in accordance with the Securities and Exchange Commission rules and regulations, calculated under the treasury stock method and based on the offering price of $11.00 per share.

7.  In-Process Research and Development

    On May 29, 1997 the Company entered into an agreement to invest $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's $.01 par value convertible preferred stock, representing a 23% ownership interest in ITC. Under the terms of this agreement, the Company has extended ITC a credit line of up to $2 million of senior debt, convertible to convertible preferred stock at the option of the Company and equivalent to up to an additional 20% ownership of ITC. ITC may draw against this line of credit based upon meeting its approved business plan. The Company, however, has the right to advance all of the line and convert to convertible preferred stock at its option. The Company also has a 24 month option to purchase the remaining 57% of ITC for $24.5 million of which up to $8.5 million may be payable in cash. The option may be extended for an additional six months under certain conditions.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


7.  In-Process Research and Development--(continued)

    ITC is a development stage company with no revenues to date. Due to the uncertainty regarding the realization for investment, the Company charged the amount of the purchase price and related acquisition costs to operations as in-process research and development.

8.  Restructuring Charge

    During the three months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this restructuring, the Company reduced staff and incurred other non-recurring costs. The $194,000 restructuring charge in the accompanying statements of operations includes a non-cash charge of $112,000 for the accelerated vesting of certain stock options, accrued cash severance and benefits of $62,000, and $20,000 for the transfer of assembly technology. Other start-up costs related to the in-house assembly of the straight-line vena cava filter, including the training of manufacturing personnel and associated materials and overhead, are included in cost of goods sold in the accompanying statement of operations.

9.  Lease Finance Facility Agreement

    In June 1996, the Company entered into a one-year $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through November 2001. Upon the expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provides the Company with similar terms and the option to borrow up to $1 million through March 31, 1998. As of June 30, 1997, no borrowings were made under the $1 million agreement.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


10.  Accrued Expenses

     Accrued expenses consist of the following at:

                                            June 30,       December 31,
                                              1997             1996
                                              ----             ----
       Payroll and payroll related          $124,687         $231,212
       Royalties                              87,040           75,520
       Legal expenses                         75,669               --
       Leasehold improvements                 48,553          108,553
       Other accrued expenses                191,821          262,878
                                            --------         --------
          Total accrued expenses            $527,770         $678,163
                                            ========         ========

11.  New Accounting Standard

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its previously reported income (loss) per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Certain Facts That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 12, 1997.

Results of Operations

Three months ended June 30, 1997 compared with three months ended June 30, 1996

Revenues. Revenues for the three months ended June 30, 1997 increased to $2.3 million from $1.3 million for the three months ended June 30, 1996 (a 77% increase). Product sales increased to $2.0 million for the three months ended June 30, 1997 from $1.1 million for the three months ended June 30, 1996 (an 82% increase). The increase in product sales was due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials which commenced at the end of September 1996, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. The Company recorded $250,000 in license fees from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the three months ended June 30, 1997 representing a quarterly minimum royalty payment. Revenues for the three months ended June 30, 1996 included $187,500 in such quarterly minimum royalty payments from Boston Scientific. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) increased to $20,000 for the three months ended June 30, 1997 from $14,000 for the three months ended June 30, 1996 due to increased collaboration with Boston Scientific on stent development projects in 1997.

Cost of Product Sales. Cost of product sales increased to $921,000 for the three months ended June 30, 1997 from $546,000 for the three months ended June 30, 1996 (a 69% increase). The cost of product sales for the three months ended June 30, 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and foreign commercial sales. The cost of product sales for the three months ended June 30, 1996 was entirely related to sales of vena cava filters. Cost of product sales, as a percent of product sales, decreased to 46% for the three months ended June 30, 1997 from 48% for the three months ended June 30, 1996. This decrease is primarily attributable to sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than the vena cava filter.

Research and Development. Research and development expenses increased to $722,000 for the three months ended June 30, 1997 from $640,000 for the three months ended June 30, 1996 (a 13% increase). The increase reflects an increase in regulatory and clinical trial expenses for the CardioSEAL Septal Occluder incurred in connection with clinical trials which commenced in September 1996, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $20,000 and $14,000 of these expenses in the three months ended June 30, 1997 and 1996, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $725,000 for the three months ended June 30, 1997 from $488,000 for the three months ended June 30, 1996 (a 49% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, consulting expenses, investor relations costs, and computer systems costs resulting from the Company's expanded scope of operations in 1997.

Selling and Marketing. Selling and marketing expenses increased to $247,000 for the three months ended June 30, 1997 from $55,000 for the three months ended June 30, 1996 (a 349% increase). The increase related primarily to the pre-marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets.

In-Process Research and Development. For the three months ended June 30, 1997, the Company recorded a charge of $2.4 million for in-process research and development related to the Company's investment in Image Technologies Corporation on May 29, 1997. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Restructuring Charge. During the three months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the quarter ended June 30,1997. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $384,000 for the three months ended June 30, 1997 as compared to $76,000 for the three months ended June 30, 1996. The increase was primarily due to the closing of the Company's initial public offering of 3,150,000 shares of common stock in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $17,500 for the three months ended June 30, 1997 which reflects the non-deductibility of the in-process research and development and a portion of the $194,000 restructuring charge recorded in the period, and income taxes provided in the three months ended March 31, 1997. There was no provision for income taxes for the three months ended June 30, 1996 as the Company incurred an operating loss for that period.

Six months ended June 30, 1997 compared with six months ended June 30, 1996

Revenues. Revenues for the six months ended June 30, 1997 increased to $4.4 million from $2.7 million for the six months ended June 30, 1996 (a 63% increase). Product sales increased to $3.9 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996 (a 95% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials which commenced at the end of September 1996, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. The Company recorded $500,000 in license fees from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the six months ended June 30, 1997 representing two quarterly minimum royalty payments of $250,000 each. Revenues for the six months ended June 30, 1996 included $250,000 in milestone payments and $375,000 in minimum royalty payments from Boston Scientific. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $50,000 for the six months ended June 30, 1997 from $79,000 for the six months ended June 30, 1996 due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which resulted in a reduction of stent development costs incurred by the Company on behalf of Boston Scientific in the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Cost of Product Sales. Cost of product sales increased to $1.8 million for the six months ended June 30, 1997 from $924,000 for the six months ended June 30, 1996 (a 95% increase). The cost of product sales for the six months ended June 30, 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and commercial sales. The cost of product sales for the six months ended June 30, 1996 was entirely related to sales of vena cava filters. Cost of product sales, as a percent of product sales, remained constant at 46% for the six months ended June 30, 1997 and 1996, respectively.

Research and Development. Research and development expenses increased to $1.5 million for the six months ended June 30, 1997 from $1.2 million for the six months ended June 30, 1996 (a 25% increase). The increase reflects an increase in regulatory and clinical trial expenses for the CardioSEAL Septal Occluder incurred in connection with clinical trials which commenced in September 1996, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $50,000 and $79,000 of these expenses in the six months ended June 30, 1997 and 1996, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $1.4 million for the six months ended June 30, 1997 from $940,000 for the six months ended June 30, 1996 (a 49% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, consulting expenses, investor relations costs, and computer systems costs resulting from the Company's expanded scope of operations in 1997.

Selling and Marketing. Selling and marketing expenses increased to $384,000 for the six months ended June 30, 1997 from $103,000 for the six months ended June 30, 1996 (a 273% increase). The increase related primarily to the pre-marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets.

In-Process Research and Development. For the six months ended June 30, 1997, the Company recorded a charge of $2.4 million for in-process research and development related to the Company's investment in Image Technologies Corporation on May 29, 1997. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Restructuring Charge. During the six months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the six months ended June 30, 1997. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $787,000 for the six months ended June 30, 1997 as compared to $101,000 for the six months ended June 30, 1996 (a 679% increase). The increase was primarily due to the receipt of $7.5 million in net proceeds from the sale of Convertible Preferred Stock in February 1996 and the closing of the Company's initial public offering of 3,150,000 shares of common stock in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $23,000 for the six months ended June 30, 1997 which reflects the non-deductibility of the in-process research and development and a portion of the $194,000 restructuring charge recorded in the period. There was no provision for income taxes for the six months ended June 30, 1996 as the Company incurred an operating loss for that period.

Liquidity and Capital Resources

In the six months ended June 30, 1997, the Company's operations utilized cash of approximately $3.6 million of which $2.4 million was used to acquire the 23% interest in Image Technologies Corporation (see Note 7 of in the accompanying Notes to Consolidated Financial Statements) and $1.2 million was used for working capital primarily related to sales of the CardioSEAL Septal Occluder in connection with clinical trials and commercial sales in certain European and other international markets and for increased vena cava filter sales. In the six months ended June 30, 1996, the Company's operations utilized cash of $1.1 million which was used primarily to fund an operating loss of $1.4 million and for working capital.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $151,000 for the six months ended June 30, 1997. In June 1996, the Company entered into a one-year $1.5 million equipment lease line of credit agreement without covenants. Upon expiration of this agreement in June 1997, the Company entered into a new agreement with similar terms that provides the Company with the option to borrow up to $1 million through March 31,1998. As of June 30, 1997, no borrowings were made under the $1 million agreement.

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

                                    PART II

                               OTHER INFORMATION

Item 2.   Changes in Securities
          ---------------------

     During the quarterly period ended June 30, 1997, the Company granted options to purchase 17,500 shares of Common Stock at a weighted average exercise price of $9.74 per share to employees and a director pursuant to the Company's 1996 Stock Option Plan. None of such options has been exercised. The Company believes that the transactions described in this paragraph are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. No underwriters were engaged in connection with these grants.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     The 1997 Annual Meeting of Stockholders of the Company was held on June 19, 1997 (the "Meeting"). Present at the Meeting in person or through representation by proxy were a total of 6,636,370 shares of Common Stock out of a total of 9,553,331 shares entitled to vote, thereby making a quorum. The following action was taken at the Meeting:

1. Seven Members of the Board of Directors were elected to serve one-year terms. Those elected are Thomas M. Tully, Morris Simon, M.D., C. Leonard Gordon, Michael C. Brooks, R. John Fletcher, Jeffrey R. Jay, M.D. and Robert Van Tassel, M.D. The holders of 6,633,770 shares of Common Stock present or represented and entitled to vote at the Meeting voted to elect the seven nominees presented for election. The holders of 2,600 shares of Common Stock withheld their votes on this matter.

2. The Company's 1997 Employee Stock Purchase Plan and the reservation of 90,000 shares of Common Stock for purchase thereunder was approved. The holders of 5,978,023 shares of Common Stock present or represented and entitled to vote at the Meeting voted in favor of this proposal, the holders of 253,987 shares of Common Stock voted against this proposal and the holders of 388,500 shares of Common Stock abstained from voting on this proposal.

3. The selection of Arthur Andersen LLP as the Company's independent auditors for the current year was ratified. The holders of 6,625,680 shares of Common Stock present or represented and entitled to vote at the Meeting voted for this proposal, the holders of 7,424 shares of Common Stock voted against this proposal and the holders of 3,266 shares of Common Stock abstained from voting on this proposal.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits
          --------

        10.1 Stockholders' Option Agreement, dated May 29, 1997, by and among Nitinol Medical Technologies, Inc., Image Technologies Corporation and the holders of common stock and warrants to purchase shares of common stock of Image Technologies Corporation listed on Schedule A thereto.

        10.2 Loan and Security Agreement, dated May 29, 1997, by and between Nitinol Medical Technologies, Inc. and Image Technologies Corporation.

        10.3 Amendment No. 1, dated August 4, 1997, to the Loan and Security Agreement, dated May 29, 1997, by and between Nitinol Medical Technologies, Inc. and Image Technologies Corporation.

        11.1  Statement re:  Company's Earnings Per Share.

        27.1  Financial Data Schedule.


     (b)  Reports on Form 8-K.
          --------------------

        The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NITINOL MEDICAL TECHNOLOGIES, INC.


Date: August 6, 1997                  By:    /s/ Thomas M. Tully
                                           -------------------------------------
                                           Thomas M. Tully
                                           President and Chief Executive Officer



Date: August 6, 1997                  By:    /s/ Theodore I. Pincus
                                           -------------------------------------
                                           Theodore I. Pincus
                                           Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibits
          --------

          10.1 Stockholders' Option Agreement, dated May 29, 1997, by and among Nitinol Medical Technologies, Inc., Image
                      Technologies Corporation and the holders of common stock and warrants to purchase shares of common stock of Image
                      Technologies Corporation listed on Schedule A thereto.

          10.2 Loan and Security Agreement, dated May 29, 1997, by and between Nitinol Medical Technologies, Inc. and Image
                      Technologies Corporation.

          10.3        Amendment No. 1, dated August 4, 1997, to the Loan and
                      Security Agreement, dated May 29, 1997, by and between
                      Nitinol Medical Technologies, Inc. and Image Technologies
                      Corporation.

          11.1        Statement re: Company's Earnings Per Share.

          27.1        Financial Data Schedule.
