Form 10-Q
period 1997-09-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1997-11-05
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______ to ______

         Commission file number:  0-21001


                       Nitinol Medical Technologies, Inc.
                       ----------------------------------

         (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                         95-4090463
-------------------------------                     --------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

27 Wormwood Street, Boston, Massachusetts                  02210
------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                  617-737-0930
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                       ---
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---   ---
       As of October 31, 1997, there were 9,622,754 shares of Common Stock, $.001 par value per share, outstanding.

                       NITINOL MEDICAL TECHNOLOGIES, INC.

                                      INDEX
                                      -----

Part I.       Financial Information                                                                Page Number
              ---------------------                                                                -----------
          Item. 1     Consolidated Balance Sheets at December 31, 1996 and September 30,                3
                      1997

                      Consolidated Statements of Operations for the Three and Nine Months               4
                      Ended September 30, 1997 and 1996

                      Condensed Consolidated Statements of Cash Flows for the Nine Months               5
                      Ended September 30, 1997 and 1996

          Item 2.     Notes to Consolidated Financial Statements                                      6-12

          Item 3.     Management's Discussion and Analysis of Financial Condition and                13-18
                      Results of Operations

                      Quantitative and Qualitative Disclosure about Market Risk                       N/A

Part II.      Other Information
              -----------------
          Item 4.     Changes in Securities                                                            19

          Item 6.     Exhibits and Reports on Form 8-K                                                 19

      Signatures                                                                                       20

    Exhibit 11.1

    Exhibit 27.1


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               Nitinol Medical Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           At                    At
                                                                      September 30,         December 31,
                                                                          1997                  1996
                                                                      ------------          ------------
                  Assets
Current assets:
              Cash and cash equivalents                               $  5,685,959          $  4,082,486
              Marketable securities                                     18,677,467            25,273,555
              Accounts receivable                                        1,691,435               782,230
              Inventories                                                1,077,107               745,977
              Prepaid expenses and other current assets                    948,966               610,017
                                                                      ------------          ------------
                             Total current assets                       28,080,934            31,494,265
                                                                      ------------          ------------

Property and equipment, at cost:
              Leasehold improvements                                     1,128,972             1,191,498
              Laboratory and computer equipment                          1,038,007               925,166
              Equipment under capital lease                                851,545               548,063
              Office furniture and equipment                               145,071                93,031
                                                                      ------------          ------------
                                                                         3,163,595             2,757,758
              Less-Accumulated depreciation and amortization              (716,227)             (504,909)
                                                                      ------------          ------------
                                                                         2,447,368             2,252,849
                                                                      ------------          ------------

Long-term investments                                                    2,725,687             1,083,763

Other assets                                                               155,208                98,627
                                                                      ------------          ------------
                                                                      $ 33,409,197          $ 34,929,504
                                                                      ============          ============

              Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts payable                                        $    151,580          $    420,424
              Accrued expenses                                             778,148               678,164
              Current portion of capital lease obligation                  152,474                94,954
                                                                      ------------          ------------
                             Total current liabilities                   1,082,202             1,193,542
                                                                      ------------          ------------

Capital lease obligation, net of current portion                           575,549               415,591

Stockholders' equity
     Common stock, $.001 par value-
              Authorized-30,000,000 shares
              Issued and outstanding-9,739,705 and 9,435,922
              shares at September 30, 1997 and December 31,
              1996, respectively                                             9,741                 9,437
      Paid-in Capital                                                   36,093,410            35,321,821
      Accumulated deficit                                               (4,351,705)           (2,010,887)
                                                                      ------------          ------------
                   Total stockholders' equity                           31,751,446            33,320,371
                                                                      ------------          ------------
                                                                      $ 33,409,197          $ 34,929,504
                                                                      ============          ============

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                          For the Three Months Ended         For the Nine Months Ended
                                                                 September 30,                     September 30,
                                                            1997              1996            1997               1996
                                                         -----------------------------    -------------------------------
Revenues:
     Product sales                                       $ 2,265,077     $  1,014,777     $ 6,154,792        $ 3,013,555
     License fees                                            250,000          687,500         750,000          1,312,500
     Product development                                       8,216            6,267          58,610             85,294
                                                         -----------------------------    -------------------------------
                                                           2,523,293        1,708,544       6,963,402          4,411,349
                                                         -----------------------------    -------------------------------
Expenses:
     Cost of product sales                                   917,213          529,441       2,802,896          1,453,454
     Research and development                                793,909          814,499       2,268,618          1,977,536
     General and administrative                              636,604          444,295       1,968,402          1,384,266
     Selling and marketing                                   294,128           98,675         678,475            201,954
     In-process research and development                          --               --       2,449,072          1,111,134
     Restructuring charge                                         --               --         193,635                 --
                                                         -----------------------------    -------------------------------
                                                           2,641,854        1,886,910      10,361,098          6,128,344
                                                         -----------------------------    -------------------------------
                 Loss from operations                       (118,561)        (178,366)     (3,397,696)        (1,716,995)
                                                         -----------------------------    -------------------------------
Interest expense                                             (10,979)          (7,809)        (30,726)           (33,529)
Interest income                                              394,624           69,777       1,201,103            196,843
                                                         -----------------------------    -------------------------------
                                                             383,645           61,968       1,170,377            163,314
                                                         -----------------------------    -------------------------------
                 Income (loss) before provision for
                    income taxes                             265,084         (116,398)     (2,227,319)        (1,553,681)

Provision for income taxes                                    90,500               --         113,500                 --
                                                         -----------------------------    -------------------------------

     Net income (loss)                                   $   174,584     $   (116,398)    $(2,340,819)       $(1,553,681)
                                                         =============================    ===============================

Net income (loss) per common and common
     equivalent share                                    $      0.02     $      (0.02)    $     (0.25)       $     (0.22)
                                                         =============================    ===============================

Weighted average common and common
     equivalent shares outstanding                        11,151,490        7,100,710       9,535,505          7,013,908
                                                         =============================    ===============================

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

               Nitinol Medical Technologies, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows

                                                                                                For the Nine Months Ended
                                                                                                       September 30,
                                                                                                 1997                1996
                                                                                             --------------------------------
Cash flows from operating activities:
     Net loss                                                                                $(2,340,819)         $(1,553,681)
     Adjustments to reconcile net loss to net cash used in
       operating activities-
                 Depreciation and amortization                                                   329,211              204,021
                 Acceleration of stock options                                                   111,576
                 Common stock issued for in-process research and development                        --                806,174
                 Warrant grant in exchange for license                                              --                 11,200
                 Changes in assets and liabilities-
                                Accounts receivable                                             (909,205)            (537,616)
                                Inventories                                                     (331,130)            (414,020)
                                Prepaid expenses and other current assets                       (338,949)            (757,164)
                                Accounts payable                                                (268,844)             332,482
                                Accrued expenses                                                  99,985              (69,015)
                                Deferred revenue                                                    --                (99,040)

                                                                                             --------------------------------
                                    Net cash used in operating activities                     (3,648,175)          (2,076,659)
                                                                                             --------------------------------

Cash flows from investing activities:
     Maturities of marketable securities, net                                                  4,954,164                 --
     Purchases of property and equipment                                                        (213,827)            (903,228)
     Increase in other assets                                                                    (63,003)            (339,364)

                                                                                             --------------------------------
                                    Net cash provided by (used in) investing activities        4,677,334           (1,242,592)
                                                                                             --------------------------------

Cash flows from financing activities:
     Payments of subordinated debt                                                                  --               (309,356)
     Payments of loan from distributor                                                              --               (530,500)
     Proceeds from issuance of convertible preferred stock, net                                     --              7,510,998
     Proceeds from issuance of common stock                                                      662,917                8,475
     Redemption of fractional shares of common stock                                              (2,600)                --
     Distributions to stockholders                                                                  --               (100,000)
     Payments of capital lease obligations                                                       (86,003)             (12,573)

                                                                                             --------------------------------
                                    Net cash provided by financing activities                    574,314            6,567,044
                                                                                             --------------------------------

Net increase in cash and cash equivalents                                                      1,603,473            3,247,793
Cash and cash equivalents, beginning of period                                                 4,082,486              533,247
                                                                                             --------------------------------
Cash and cash equivalents, end of period                                                     $ 5,685,959          $ 3,781,040
                                                                                             ================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                    $    30,726          $    18,713
                                                                                             ================================
                 Taxes                                                                       $    28,500          $   186,500
                                                                                             ================================

Supplemental disclosure of non-cash investing and financing transactions:
     Write-off of abandoned leasehold improvements                                           $   111,472          $      --
                                                                                             ================================
     Equipment acquired under capital lease obligation                                       $   303,481          $   254,240
                                                                                             ================================
     Accretion of dividends on convertible preferred stock                                   $      --            $   251,223
                                                                                             ================================
     Common stock issued for property and equipment                                          $      --            $   298,783
                                                                                             ================================

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


1.   Operations

     Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters, and septal repair devices. At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL septal repair device is in the clinical trials stage in the U.S. and has begun commercial sales in Europe and other international markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of September 30, 1997 and for the three and nine month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report as of December 31, 1996 as filed on Form 10-K on March 12, 1997 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1997.

3.   Reclassifications

     Certain prior period amounts have been reclassified to conform to current period's presentation.

               Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)


4.   Cash and Cash Equivalents, Marketable Securities, and Long-Term
     Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities and long-term investments as held-to-maturity and certain of its marketable securities as available-for-sale.

     Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with any unrealized gains and losses included in stockholders' equity. There were no unrealized gains and losses at September 30, 1997 and December 31, 1996. The Company considers all investments with maturities of 90 days or less from the date of the purchase to be cash equivalents.

     Cash and cash equivalents, which are carried at cost and approximate market, consist of the following at:


                                       September 30,      December 31,
                                          1997               1996
                                          ----               ----
           Cash                        $1,033,847         $  816,124
           Cash equivalents--
              Commercial paper          3,971,476          2,994,829
              Money market                680,636            271,533
                                       ----------         ----------
                                       $5,685,959         $4,082,486
                                       ==========         ==========

               Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)


4. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

     Marketable securities consist of the following at:


                                                      September 30,       December 31,
                                                          1997               1996
                                                          ----               ----
           Held-to-maturity--
                   Eurodollar bonds                   $10,763,028         $11,084,143
                   Commercial paper                     4,988,423          10,958,453
                   Corporate debt securities            1,135,784             329,363
                   Zero coupon bonds                    1,126,120                  --
                   Medium-term notes                      664,112             501,596
                                                      -----------         -----------
                                                       18,677,467          22,873,555
           Available-for-sale--
                   Taxable auction securities                --             2,400,000
                                                      -----------         -----------
                                                      $18,677,467         $25,273,555
                                                      ===========         ===========

     Long-term investments, which are carried at cost and approximate market, are comprised of the following at:


                                                      September 30,       December 31,
                                                          1997               1996
                                                          ----               ----
           Held-to-maturity--
                   Eurodollar bonds                    $1,479,177          $1,083,763
                   Corporate debt securities            1,246,510                --
                                                       ----------          ----------
                                                       $2,725,687          $1,083,763
                                                       ==========          ==========

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:


                                                      September 30,         December 31,
                                                          1997                  1996
                                                          ----                  ----
           Short-term interest receivable                $476,589             $237,643
           Long-term interest receivable                    5,676               16,953
                                                         --------             --------
                                                         $482,265             $254,596
                                                         ========             ========

               Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)


5.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                                  September 30,      December 31,
                                      1997               1996
                                      ----               ----
           Components             $  713,345         $  307,778
           Finished Goods            363,762            438,199
                                  ----------         ----------
                                  $1,077,107         $  745,977
                                  ==========         ==========

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

7.   Net Income (Loss) per Common and Common Equivalent Share

     Net income (loss) per common and common equivalent share is based on the weighted-average number of shares of common stock and common stock equivalents, in periods where they are not dilutive, outstanding during the respective periods. All shares of capital stock, options and warrants issued during the 12 months immediately preceding the Company's initial public offering on October 2, 1996 were treated as if they had been outstanding for all periods presented in 1996, in accordance with the Securities and Exchange Commission rules and regulations, calculated under the treasury stock method and based on the offering price of $11.00 per share.

               Nitinol Medical Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)


8.   In-Process Research and Development

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

     ITC is a development stage company with no revenues to date. Due to the uncertainty regarding the realization of the investment, the Company charged the amount of the purchase price and related acquisition costs to operations as in-process research and development in the period of the investment.

9.   Restructuring Charge

     During the three months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this restructuring, the Company reduced staff and incurred other non-recurring costs. The $194,000 restructuring charge in the accompanying statements of operations includes a non-cash charge of $112,000 for the accelerated vesting of certain stock options, cash severance and benefits of $62,000, and $20,000 for the transfer of assembly technology. Other start-up costs related to the in-house assembly of the straight-line vena cava filter, including the training of manufacturing personnel and associated materials and overhead, are included in cost of goods sold in the accompanying statement of operations.

              Nitinol Medical Technologies, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)

10.  Lease Finance Facility Agreement

     In June 1996, the Company entered into a one-year $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through November 2001. Borrowings of $572,000 were made under this agreement of which $459,000 was outstanding as of September 30, 1997. Upon the expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provides the Company with similar terms and the option to borrow up to $1 million through March 31, 1998. As of September 30, 1997, borrowings of $280,000 and $221,000 were made under this new agreement by the Company and ITC, respectively (see Note 8). Borrowings made by ITC are guaranteed by the Company. As of September 30, 1997, $269,000 and $214,000 was outstanding under this agreement by the Company and ITC, respectively.

11.  Accrued Expenses

     Accrued expenses consist of the following at:


                                            September 30,      December 31,
                                                 1997             1996
                                                 ----             ----
           Payroll and payroll related         $149,757         $231,212
           Royalties                            103,565           75,520
           Income taxes payable                  88,000            3,000
           Leasehold improvements                48,553          108,553
           Other accrued expenses               388,273          259,878
                                               --------         --------
                Total accrued expenses         $778,148         $678,164
                                               ========         ========

              Nitinol Medical Technologies, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)

12.  New Accounting Standard

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its previously reported income (loss) per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 12, 1997.

Results of Operations

Three months ended September 30, 1997 compared with three months ended September 30, 1996

Revenues. Revenues for the three months ended September 30, 1997 increased to $2.5 million from $1.7 million for the three months ended September 30, 1996 (a 47% increase). Product sales increased to $2.3 million for the three months ended September 30, 1997 from $1.0 million for the three months ended September 30, 1996 (a 130% increase). The increase in product sales was due to increased unit sales of vena cava filters; a 3% increase in the price of vena cava filters; and a full quarter of commercial sales of the CardioSEAL Septal Occluder in Europe and other international markets and sales in connection with clinical trials in the three months ended September 30, 1997, compared with sales of the CardioSEAL Septal Occluder during the three months ended September 30, 1996 which were only in connection with clinical trials that commenced at the end of September 1996. The market for septal occluders (including the CardioSEAL Septal Occluder) is proving to be more competitive and price sensitive than previously expected. Therefore, the Company expects a slower increase in sales growth for the CardioSEAL Septal Occluder than originally anticipated. The Company recorded $250,000 in license fees from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the three months ended September 30, 1997 representing a quarterly minimum royalty payment. Revenues for the three months ended September 30, 1996 included $187,500 in such quarterly minimum royalty payments in addition to $500,000 in milestone payments from Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $917,000 for the three months ended September 30, 1997 from $529,000 for the three months ended September 30, 1996 (a 73% increase). The cost of product sales for the three months ended September 30, 1997 includes cost of sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and foreign commercial sales. The cost of product sales for the three months ended September 30, 1996 was primarily related to sales of vena cava filters as sales of the CardioSEAL Septal Occluder in connection with clinical trials commenced at the end of September 1996. Cost of product sales, as a percent of product sales, decreased to 40% for the three months ended September 30, 1997 from 53% for the three months ended September 30, 1996. This decrease is primarily attributable to sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than the vena cava filter as well as a decrease in the cost of the vena cava filter due to the reorganization of the Company's filter operations in the second quarter of 1997. See Note 9 of the accompanying Notes to Consolidated Financial Statements.

Research and Development. Research and development expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

General and Administrative. General and administrative expenses increased to $637,000 for the three months ended September 30, 1997 from $444,000 for the three months ended September 30, 1996 (a 43% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, insurance costs, investor relations costs, and computer systems costs resulting from the Company's expanded scope of operations in 1997.

Selling and Marketing. Selling and marketing expenses increased to $294,000 for the three months ended September 30, 1997 from $99,000 for the three months ended September 30, 1996 (a 197% increase). The increase related primarily to the marketing activities related to commercial sales of the CardioSEAL Septal Occluder in Europe and other international markets which commenced in June 1997.

Interest Income, Net. Interest income, net was $384,000 for the three months ended September 30, 1997 as compared to $62,000 for the three months ended September 30, 1996 (a 519% increase). The increase was primarily due to the closing of the Company's initial public offering of 3,150,000 shares of common stock in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $90,500 for the three months ended September 30, 1997 based on income before provision for income taxes of $265,000 for the period. The Company's effective tax rate reflects the impact of lower state taxation on the Company's investment income. There was no provision for income taxes for the three months ended September 30, 1996 as the Company incurred an operating loss for that period.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

Revenues. Revenues for the nine months ended September 30, 1997 increased to $7.0 million from $4.4 million for the nine months ended September 30, 1996 (a 59% increase). Product sales increased to $6.2 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996 (a 107% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. The market for septal occluders (including the CardioSEAL Septal Occluder) is proving to be more competitive and price sensitive than previously expected. Therefore, the Company expects a slower increase in sales growth for the CardioSEAL Septal Occluder than originally anticipated. The Company recorded $750,000 in license fees from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the nine months ended September 30, 1997 representing three quarterly minimum royalty payments of $250,000 each. Revenues for the nine months ended September 30, 1996 included $750,000 in milestone payments and $562,500 in minimum royalty payments from Boston Scientific. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $59,000 for the nine months ended September 30, 1997 from $85,000 for the nine months ended September 30, 1996 as a result of a reduction of stent development costs incurred by the Company on behalf of Boston Scientific in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

Cost of Product Sales. Cost of product sales increased to $2.8 million for the nine months ended September 30, 1997 from $1.5 million for the nine months ended September 30, 1996 (an 87% increase). The cost of product sales for the nine months ended September 30, 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and foreign commercial sales. The cost of product sales for the nine months ended September 30, 1996 was primarily related to sales of vena cava filters as sales of the CardioSEAL Septal Occluder in connection with clinical trials commenced at the end of September 1996. Cost of product sales, as a percent of product sales, decreased to 45% for the nine months ended September 30, 1997 from 50% for the nine months ended September 30, 1996. This decrease is primarily attributable to sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than the vena cava filter as well as a decrease in the cost of the vena cava filter due to the reorganization of the Company's filter operations in the second quarter of 1997. See Note 9 of the accompanying Notes to Consolidated Financial Statements.

Research and Development. Research and development expenses increased to $2.3 million for the nine months ended September 30, 1997 from $2.0 million for the nine months ended September 30, 1996 (a 15% increase). The increase reflects an increase in regulatory and clinical trial expenses for the CardioSEAL Septal Occluder incurred in connection with clinical trials which commenced in September 1996, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $59,000 and $85,000 of these expenses in the nine months ended September 30, 1997 and 1996, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $2.0 million for the nine months ended September 30, 1997 from $1.4 million for the nine months ended September 30, 1996 (a 43% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, insurance costs, investor relations costs, and computer systems costs resulting from the Company's expanded scope of operations in 1997.

Selling and Marketing. Selling and marketing expenses increased to $678,000 for the nine months ended September 30, 1997 from $202,000 for the nine months ended September 30, 1996 (a 236% increase). The increase related primarily to marketing activities related to the CardioSEAL Septal Occluder in connection with the commencement of commercial sales of the CardioSEAL Septal Occluder in Europe and other international markets in June 1997.

In-Process Research and Development. For the nine months ended September 30, 1997, the Company recorded a charge of $2.4 million for in-process research and development related to the Company's investment in Image Technologies Corporation on May 29, 1997. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

Restructuring Charge. During the nine months ended September 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the nine months ended September 30, 1997. See Note 9 of the accompanying Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $1.2 million for the nine months ended September 30, 1997 as compared to $163,000 for the nine months ended September 30, 1996 (a 636% increase). The increase was primarily due to the closing of the Company's initial public offering of 3,150,000 shares of common stock in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $113,500 for the nine months ended September 30, 1997 which reflects the non-deductibility of the in-process research and development and a portion of the restructuring charge recorded in the period. There was no provision for income taxes for the nine months ended September 30, 1996 as the Company incurred an operating loss for that period.

Liquidity and Capital Resources

In the nine months ended September 30, 1997, the Company's operations utilized cash of approximately $3.6 million of which $2.4 million was used to acquire the 23% interest in Image Technologies Corporation (see Note 8 of the accompanying Notes to Consolidated Financial Statements) and $1.2 million was used for working capital purposes primarily related to sales of the CardioSEAL Septal Occluder in connection with clinical trials and commercial sales in Europe and other international markets and for increased vena cava filter sales.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $214,000 for the nine months ended September 30, 1997. In June 1996, the Company entered into a one-year $1.5 million equipment lease line of credit agreement without covenants. Upon expiration of this agreement in June 1997, the Company entered into a new agreement with similar terms that provides the Company with the option to borrow up to $1 million through March 31,1998. As of September 30, 1997, the Company borrowed $572,000 and $280,000 under the $1.5 million and $1.0 million agreement, respectively. See Note 10 of the accompanying Notes to Consolidated Financial Statements.

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

                                    PART II

                               OTHER INFORMATION

Item 2.  Changes in Securities
         ---------------------

      During the quarterly period ended September 30, 1997, the Company granted options to purchase 19,000 shares of Common Stock at a weighted average exercise price of $13.78 per share to employees pursuant to the Company's 1996 Stock Option Plan. None of such options has been exercised. The Company believes that the transactions described in this paragraph are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. No underwriters were engaged in connection with these grants.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

      (a)   Exhibits
            --------

            11.1     Statement re:  Company's Earnings Per Share.

            27.1     Financial Data Schedule.

      (b)   Reports on Form 8-K.
            --------------------

      The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NITINOL MEDICAL TECHNOLOGIES, INC.


Date: November 5, 1997           By:      /s/ Thomas M. Tully
                                          -------------------------------------
                                          Thomas M. Tully
                                          President and Chief Executive Officer


Date: November 5, 1997           By:      /s/ Theodore I. Pincus
                                          -------------------------------------
                                          Theodore I. Pincus
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibits
   --------

   11.1        Statement re: Company's Earnings Per Share.

   27.1        Financial Data Schedule.