Form 10-Q/A
period 1997-09-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-03-17
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q/A

[X] Amendment No. 1 to the quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                         or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

     Commission file number:  0-21001


                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     95-4090463
 ------------------------------                    --------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

27 Wormwood Street, Boston, Massachusetts          02210
-----------------------------------------          -----
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

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----

Part II.   Other Information
           -----------------
Item 2.          Changes in Securities and Use of Proceeds               3

Signatures                                                               5

                                    PART II

                               OTHER INFORMATION

Item 2 is hereby amended in its entirety to read as follows:

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

     (c) During the quarterly period ended September 30, 1997, the Company granted options to purchase 19,000 shares of Common Stock at a weighted average exercise price of $13.78 per share to employees pursuant to the Company's 1996 Stock Option Plan. None of such options has been exercised. The Company believes that the transactions described in this paragraph are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. No underwriters were engaged in connection with these grants.

     (d) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.001 par value per share, which closed on October 2, 1996:

          (1) The effective date of the Registration Statement on Form S-1 for the offering and the commission file number were September 27, 1996, and 333-6463, respectively.

          (2)  The offering commenced on September 27, 1996.

          (3)  Not applicable.

          (4)  (i)     The offering terminated on October 2, 1996 after all the
                       shares were sold.

               (ii) The managing underwriters for the offering were J.P. Morgan, CS First Boston and Jeffries & Company, Inc.

               (iii) The Company registered shares of the Company's common stock, $.001 par value per share, in the offering.

               (iv) All of the 3,150,000 shares of common stock registered for the account of the Company were sold in the offering. The aggregate offering price of the shares registered and sold for the account of the Company was $34,650,000.

               (v) From September 27, 1996 to September 30, 1997, the actual expenses incurred are as follows:


                         Underwriting discounts and commissions.... $2,425,500
                         Other Expenses............................ $  846,866
                                                                    ----------
                                        Total                       $3,272,366
                                                                    ==========

                       Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company or affiliates of the Company.

               (vi) The net offering proceeds to the Company after expenses were approximately $31,377,634.

               (vii) From September 27, 1996 to September 30, 1997, of the offering proceeds $4,250,000 was used to redeem Redeemable Preferred Stock, $255,000 was used to pay dividends on Redeemable Preferred Stock and $2,449,071 was used to purchase 23% of the outstanding stock of Image Technologies Corporation. The balance of the offering proceeds was invested in short-term investment grade interest bearing instruments.

                       Payments of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

               (viii)  Not applicable.

                                  SIGNATURES
                                  ==========


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NITINOL MEDICAL TECHNOLOGIES, INC.


Date:  March 16, 1998               By:  /s/  Thomas M. Tully
                                        ----------------------------------------
                                        Thomas M. Tully
                                        President and Chief Executive Officer



Date:  March 16, 1998               By:  /s/  Theodore I. Pincus
                                        ----------------------------------------
                                        Theodore I. Pincus
                                        Executive Vice President and
                                          Chief Financial Officer