Form 10-K
period 1997-12-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-03-17
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ----------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant To Sections 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended December 31, 1997

or

[ ] Transition Report Pursuant To Sections 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ____________ to ____________.


Commission File No. 0-21001

                      NITINOL MEDICAL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      95-4090463
--------------------------------         ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

27 Wormwood Street, Boston, Massachusetts                            02210
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:  (617) 737-0930

Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X]       No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant on March 6, 1998, was $58,552,278, based on the last reported sale prices of the registrant's Common Stock on the Nasdaq National Market on that date. Registrant had 9,823,186 shares of Common Stock outstanding as of March 6, 1998.

Documents Incorporated By Reference
-----------------------------------
                                              Part of Form 10-K
          Document                            into which incorporated
-------------------------------------         --------------------------
Portions of the Registrant's Proxy            Items 10, 11, 12 and 13 of
Statement with respect to the Annual          Part III
Meeting of Stockholders to be held on
June 3, 1998

                                    PART I

ITEM I.  BUSINESS


OVERVIEW

Nitinol Medical Technologies, Inc. (together with its subsidiaries, "the Company" or "NMT"), designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. These products offer alternative approaches to complex medical treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters (the Simon Nitinol Filter or "SNF") and septal repair devices (the CardioSEAL Septal Occluder). The Company's strategy is to develop and commercialize a broad range of advanced medical devices for minimally invasive applications to address unmet medical needs. At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL Septal Occluder is in clinical trials in the United States and is sold commercially in Europe and other international markets.

The Company has established agreements with Boston Scientific and Bard Radiology ("Bard"), worldwide leaders in sales of minimally invasive medical devices, for the distribution, sale and marketing of its stents and its Simon Nitinol Filter, respectively. The Company intends to continue to market products with extensive distribution requirements through collaborations with established market leaders. For products with smaller and more easily accessible user groups (such as the CardioSEAL Septal Occluder) NMT has developed and intends to continue to develop direct marketing and distribution capabilities.


BACKGROUND

The Company was founded in July 1986 to develop and commercialize medical devices using nitinol. In April 1990, the Company obtained clearance from the Food and Drug Administration (the "FDA") to market its initial product, the Simon Nitinol Filter, in the United States. The Company entered into an exclusive distribution agreement with Bard for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific to further develop, manufacture, market and distribute NMT's stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International the right to distribute the SNF in most markets outside the United States. In February 1996, the Company acquired the rights to its CardioSEAL Septal Occluder to expand its product base and complement its core technologies. In furtherance of the Company's strategy to develop and commercialize a broad range of advanced medical technologies for minimally invasive applications, in May 1997, the Company acquired a 23% ownership interest in Image Technologies Corporation ("ITC"), a privately held company that is developing a line of advanced imaging products for minimally invasive surgery.

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

PRODUCTS

Stents

Stents are small tubes that hold open arteries, veins and other passageways in the body, such as the bile duct, that have closed or become obstructed as a result of disease, trauma or aging. Stents are placed in the body using catheter-based delivery systems in minimally invasive procedures. Once deployed, they exert radial force against the walls of passageways to enable such passageways to remain open and functional. A number of different stent designs, materials and delivery systems, with varying characteristics are currently available. The three most prevalent stent designs are slotted tubes (a metal tube from which most of the material is removed, resulting in a lattice-like structure), coiled stents (continuous coiled wire) and wire mesh stents (knitted metal wire). Most stents are currently manufactured using stainless steel or similar alloys and are deployed through the expansion of a balloon on a catheter-based delivery system. After deployment, a second balloon may be used to further expand the stent. Certain stents, including the Company's, are self-expanding, thereby eliminating the need for a balloon on the delivery catheter. The factors influencing the performance of a stent include ease of deployment, radial strength, flexibility, stability and the ability to achieve precise placement.

Stents have emerged as one of the fastest growing segments of the medical device market and are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs.

NMT's Hex-cell Stents. The Company has developed and patented a nitinol stent which relies on a novel hexagonal cell (hex-cell) design. NMT's stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications. The Company utilizes the thermal shape-memory characteristic of nitinol to provide for ease of access and delivery of its stents which transform into their intended shape once placed into the body.

Market Opportunity. From its infancy in 1990, the stent market has grown to estimated worldwide sales in excess of $1 billion in 1997, with continued growth expected. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company believes that the increase in stent usage for other procedures and indications has been limited, in part, by the characteristics of stents currently available. NMT believes that its stents may offer certain advantages over currently available stents and, in connection with its collaboration with Boston Scientific, is actively pursuing the development of its stents in each of the market segments described below.

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

The Company believes that its stents may offer advantages over currently available stents in flexibility, radial strength and placement. NMT's stents have precisely engineered radial strength, cannot be permanently deformed after deployment, and can be delivered using a small diameter catheter. Boston Scientific has commercially launched the Company's stents for peripheral vascular use in Europe and is currently conducting multi-center clinical trials for this indication in the United States.

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

The Company believes that its stents may have advantages for this indication. NMT's stents have a large expansion ratio for delivery of a large diameter stent on a small diameter catheter and exert sustained radial force which may resist recoil from continued tumor growth. Boston Scientific has commercially launched the Company's stents for biliary use in Europe and in the United States.

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

Boston Scientific is not prohibited from selling competing stents and has established a broad-based stent program. In addition to its collaboration with the Company, Boston Scientific has obtained exclusive worldwide rights to Medinol, Ltd.'s (NIR) balloon expandable stent technology and has developed its own Strecker knitted stent technology and Radius/TM/ self-expanding stent technology. Boston Scientific launched Medinol's NIR/TM/ coronary stent in Europe in March 1996. In May 1996, Boston Scientific acquired Mintec, Inc., a privately held company, which develops stent graft technology and has announced its intention to launch a device for the repair of AAAs in the near future.

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

Current Status. European clinical trials for the NMT stent in peripheral vessels have been completed by Boston Scientific. Boston Scientific began marketing a line of the Company's peripheral vascular stents in Europe in January 1997 and in the United States in June 1997 for biliary use under the name Symphony and has begun clinical trials for peripheral vascular applications in the U.S. In May 1997, the Symphony obtained a CE Mark, allowing for marketing of the device throughout the European Union. Boston Scientific has also initiated European trials of the NMT stent for peripheral vascular stent grafts. Such trials are intended to demonstrate that a stent graft may provide for a new minimally invasive alternative to bypass surgery using multiple NMT stents joined with graft material and inserted in the vessel percutaneously.

Boston Scientific has completed a scale-up of its peripheral vascular stent manufacturing capabilities in the United States to enable it to manufacture NMT's stents in quantities to support initial commercialization in certain markets. The Company and Boston Scientific continue to work collaboratively towards the development of NMT's stents for additional indications and to achieve manufacturing efficiencies.

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

Johnson & Johnson Interventional Systems Co., Medtronic, Inc., Cook Inc., Guidant Corporation/ACS, Boston Scientific/Medinol, and Arterial Vascular Engineering, Inc., among others, currently sell stainless steel, balloon expandable stents in the United States or internationally.

The following table lists the Company's major competitors who are currently selling or, to the Company's knowledge, developing self-expanding stents in the United States or internationally.

    COMPANY                              MATERIAL         DESIGN
    --------------------------------  ---------------  ------------
    Pfizer, Inc./Schneider            Stainless steel   Wire mesh
    Medtronic, Inc.                   Nitinol           Coil
    Boston Scientific (Strecker)      Tantalum          Wire mesh
    Boston Scientific (Radius/TM/)    Nitinol           Slotted tube
    Bard/Angiomed                     Nitinol           Slotted tube

Vena Cava Filters

Vena cava filters are used for the prevention of pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). These emboli (clots), which often develop initially in the veins of the legs, can break loose and travel up the vena cava, through the heart and into the blood vessels of the lungs, causing acute respiratory and circulation problems. Vena cava filters are intended to trap these clots before they can reach the lungs. Patients at high risk for pulmonary embolism include post-operative orthopedic and neurosurgery patients, cancer patients undergoing surgery and chemotherapy and severe trauma victims. There are 600,000 incidents of pulmonary embolism diagnosed in the United States each year with 125,000 to 150,000 deaths per year. While usually treated initially with anticoagulant drugs, vena cava filters may be used in cases where drug therapy has failed or is contraindicated. Factors influencing the performance of vena cava filters include coverage of the vena cava and the pattern of the filtering method. Additionally, the variety of entry site options and the size of the delivery system affect ease of deployment.

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

Market Opportunity. The worldwide sales for vena cava filters were estimated to be $65-$70 million in 1996. The United States represents 75% of current worldwide sales. NMT's vena cava filters currently rank second in worldwide sales.

Current Status. The Company received FDA 510(k) clearance to market the SNF, and commenced sales, in April 1990. All 510(k) notifications with respect to subsequent modifications to the SNF have also been accepted by the FDA. In November 1995, the Company introduced a simplified, straight line catheter-based delivery system for its SNF. In November 1996, the Company received 510(k) clearance for the implementation of the SNF through the subclavian vein in the shoulder.

New Product Development. The Company is currently developing a removable vena cava filter as discussed below.

Removable Vena Cava Filter.  Currently available vena cava filters are permanent
--------------------------
implants which can only be removed surgically. Therefore, patients who are at risk for pulmonary embolism for a defined period of time (post-operative recovery, recovery from trauma, etc.) and receive a vena cava filter have the implant in place for life. There is often a psychological resistance to implantation of a permanent device. As a result, a vena cava filter is often not used until a patient at risk has experienced his or her first pulmonary embolism. However, recent controlled studies conducted by others of the prophylactic use of currently available permanent vena cava filters in severe trauma patients have demonstrated a significant reduction in morbidity and mortality in this category of high-risk patients for pulmonary embolism. The Company believes that the availability of a removable vena cava filter may result in greater prophylactic use, and may be used in lieu of a permanently implanted device in certain circumstances.

The Company is conducting early design and feasibility work on a removable vena cava filter which can be placed into the body and later removed. Vena cava filters which remained implanted for six weeks were successfully removed from sheep in studies conducted by the Company in April 1996. Following additional laboratory and animal testing, the Company anticipates filing an IDE for a removable vena cava filter during 1998 to enable the Company to conduct human clinical trials in the United States.

Relationship with Bard. The Company entered into an exclusive distribution agreement in May 1992 with Bard Radiology for distribution of the SNF in the United States and certain other countries. Sales and market penetration for the SNF have increased significantly as a result of this agreement. Beginning November 30, 1995, Bard International was granted the exclusive right to distribute the SNF in most markets outside the United States. In addition, in December 1997 the Company secured approval for CE Marking, which, beginning in July 1998, will be required for all medical devices marketed in the European Union.

Each of the distribution agreements is for a five year term. Bard Radiology may renew, at its option, its agreement thereafter for periods of five years. The Company's agreement with Bard International renews automatically for successive one year periods unless terminated by either party. Both distributors are obligated to make annual minimum purchases and have agreed not to sell competing vena cava filters during the term of the respective distribution agreements. Bard Radiology has also agreed not to compete for an additional two years after its distribution agreement with the Company has terminated. In addition, the Company has granted Bard Radiology a right of first offer for any of NMT's new devices (including the removeable vena cava filter) which may be marketed to interventional radiologists and for which NMT desires to enter into an exclusive distributorship within the United States.

Manufacturing. The Company has contracted with Lake Region Manufacturing for the production of the filter component of the SNF. The Company's agreement with Lake Region grants Lake Region the right to manufacture a certain percentage of the Company's worldwide requirements of the current filter until June 30, 2001. The Company is obligated to order a minimum quantity of the current filters and pay Lake Region a fixed price per unit. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement. Final assembly of the vena cava filter system is conducted by the Company.

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

Septal Repair Devices

In February 1996, to expand its product base and complement its core technologies, the Company acquired the exclusive rights to its CardioSEAL Septal Occluder, which is designed for the repair of intracardiac shunts commonly known as "holes in the heart." Intracardiac shunts are common medical problems, occurring primarily in children, that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the atrial ("ASD") or ventricular ("VSD") septum which divide the left and right pumping chambers of the heart. Patients with these defects may suffer from poorly oxygenated blood and require increased cardiac effort to adequately supply blood to the body. This may lead to congestive heart failure and pulmonary hypertension, resulting in severe incapacity or even death. The current treatment is open-heart surgery. Open-heart surgery involves opening a patient's chest, cutting through the sternum, connecting the patient to a heart/lung machine and opening the heart to surgically repair the hole. Such a procedure is costly and generally requires up to a week of hospitalization and an extensive recovery period. The CardioSEAL Septal Occluder is designed to be a minimally invasive, less costly alternative to open heart surgery.

Another common septal defect is the Patent Foramen Ovale ("PFO"), a transient hole which may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic strokes, in which small blood clots escape through the PFO and travel to the brain. Current treatment for patients who have experienced embolic strokes is lifelong anticoagulation therapy, which may result in significant side effects and/or patient noncompliance with the treatment regimen. Recently, some institutions have begun advocating open heart surgery to close PFOs to prevent additional strokes. The Company believes that its septal repair device using a minimally-invasive delivery system may address the needs of the PFO market.

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

Current Status. The CardioSEAL is sold commercially in Europe and other international markets. In the U.S., Children's Hospital of Boston is currently conducting clinical trials of the redesigned Clamshell device manufactured by Bard prior to the acquisition by the Company under an IDE granted by the FDA in the second quarter of 1996 to allow for use of the devices in patients with a variety of cardiac conditions and at high risk for surgery. The devices being tested by Children's Hospital of Boston were not included in the assets acquired by the Company. NMT began supplying Children's Hospital of Boston with CardioSEAL Septal Occluders in December 1996. The CardioSEAL Septal

Occluder is manufactured by the Company based on the same design specifications as the redesigned Clamshell devices being tested by Children's Hospital of Boston.

In the United States, the FDA classifies the septal repair device as a Class III medical device, which requires receipt of pre-market approval prior to marketing. In August 1996, NMT received approval of its IDE from the FDA to conduct a multi-center pivotal clinical trial of the CardioSEAL in the United States for ASDs, and implants of the device have been underway since October 1996. Participants include Children's Hospital in Boston, Yale New Haven Children's Hospital, Miami Children's Hospital, Texas Children's Hospital in Houston, Cleveland Clinic, Children's Hospital of Philadelphia, the Medical Center at the University of California San Francisco, Primary Children's Medical Center/University of Utah in Salt Lake City, Presbyterian Hospital in Albuquerque, Denver Children's Hospital, Children's Heart Clinic in Minneapolis, University of Oregon Health Sciences Center in Portland, Loyola University Medical Center in Maywood, Illinois, University of California-San Diego, and Good Samaritan Hospital in Loma Linda, California. Additionally, one Canadian center is currently implanting the CardioSEAL under a clinical investigational protocol. The Company filed an IDE with the FDA in February 1998 to pursue clinical studies for the PFO indication in the United States, and expects to begin PFO trials in Canada in 1998.

New Product Development. The Company is currently evaluating design enhancements to the CardioSEAL Septal Occluder as well as alternative designs for the device.

Marketing and Sales Strategy. The Company has developed its own sales force, and is marketing the CardioSEAL Septal Occluder directly in Europe and to selected distributors worldwide. There are approximately 150 to 200 pediatric interventional cardiologists in the United States who could potentially implant the device. These specialists practice at an estimated 75 to 100 institutions that provide advanced cardiac care to children. It is estimated that a similar number of centers would be targeted internationally. Therefore, the Company believes that the size and scope of the target audience is manageable with a small, specialized sales and marketing team. The Company's marketing strategy requires a specific physician training program prior to selling products into any center.

Manufacturing. The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts where it manufactures its CardioSEAL Septal Occluder. The facility includes a Class 10,000 clean room. The Company has received ISO 9000 certification, which is based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the prescribed "CE" mark to its products. The European Union has promulgated rules which provide that, beginning in July 1998, medical products may not be marketed and sold commercially in the countries of the European Economic Area unless they receive a CE mark.

Competition. The Company believes that four companies, AGA Medical, Microvena Corporation, Dr. Osypka GmbH, and Pediatric Cardiology Custom Medical Devices have developed competitive devices which are being sold in Europe and other international markets, and that AGA and Microvena are also conducting clinical trials in the United States.


Imaging Products

In May 1997, the Company acquired a 23 percent ownership interest in Image Technologies Corporation. ITC, a privately held company, is developing a line of advanced imaging products for minimally invasive surgery which require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs. In addition, the Company extended to ITC a $2.0 million senior credit line, which is convertible into preferred stock of ITC representing up to an additional 20 percent ownership interest in ITC. The Company was also granted an option, which is exercisable at any time until May 30, 1999, to purchase the remaining 57 percent of ITC for $24.5 million. The option may be extended for an additional six months under certain conditions.

Thomas M. Tully, President and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer of ITC and Theodore I. Pincus, Executive Vice President of the Company, is its Chief Financial Officer. ITC is located in leased space immediately adjacent to the Company's facilities.

The principal products under development by ITC are:

     (i) TroView/TM/, a compact, computerized image viewing system allowing for easy, surgeon controlled enhancement of endoscopic images, including the recording and remote transmission of both still and full motion video.

     (ii) TroCam/TM/, an advanced endoscopic camera system for use with the TroView. The TroCam, unlike currently available systems, places the camera and lighting directly into the surgical field, allowing the surgeon to personally control the field of view by pivoting the camera and zooming in or out on the surgical field using a simple fingertip remote control device. The camera system is protected during surgery by a sterile, optically clear, disposable molded plastic cover that eliminates the need to re-sterilize the camera after each use.

     (iii) EndoCam/TM/, an endocoupler/camera system that allows rigid or flexible endoscopes from other manufacturers to be used in conjunction with the TroView. The coupler is a sterile, single use device eliminating the need to re-sterilize the camera after each use.

     (iv) Operative TroCam/TM/, an endoscopic surgical system for use with the TroView that allows the camera system and surgical instruments to be inserted into the body through a single puncture site.

     (v) GynaCam/TM/, a disposable device for use of the camera and TroView system for examination of the cervix.

The Company's investment will allow it to work with ITC to further develop ITC's line of innovative products, and, if development is successful, to build a new minimally invasive device franchise for the Company.

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

In connection with the Simon Nitinol Filter, the Company entered into a Technology Purchase Agreement dated April 14, 1987 with Morris Simon, M.D., the Company's Scientific Director and co-founder and a current Director of the Company. Pursuant to the agreement, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on net sales of technology invented by Dr. Simon relating to the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement. In connection with the agreement, Beth Israel Hospital Association granted the Company an exclusive worldwide license under U.S. patent entitled "Blood Clot Filter." In consideration for the license, Dr. Simon assigned a percentage of his royalty payments from the Company to Beth Israel Hospital Association.

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

Boston Scientific is obligated to pay NMT a percentage of revenue from the sale of products using NMT's stent technology. If the fees payable are less than certain minimum levels, Boston Scientific must pay the difference or NMT can elect to make the license non-exclusive. Boston Scientific is also obligated to make payments upon the occurrence of certain developmental events and the achievement of certain manufacturing cost reductions, and to reimburse certain development costs. The term of the agreement is for the longer of 20 years from market launch or the date on which the last NMT patent relating to stents expires. Boston Scientific also has the perpetual non-exclusive and royalty-free right to manufacture, use and sell all products as to which it has previously paid licensing fees and on products for which all applicable patents have expired or have been held invalid. Such additional rights granted to Boston Scientific survive termination of the agreement.

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

GOVERNMENT REGULATION

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA's recently enacted Modernization Act proposes alternative approaches to facilitate the process.

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. The Modernization Act allows the filing of a PMA to be modular, permitting the FDA to initiate review of the submission prior to completion of all sections. Under the FDC Act, the FDA has 180 days to review a filed PMA application.

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

The CardioSEAL will also be subject to the PMA process in the United States. NMT submitted an application for an IDE to the FDA in May 1996 which was subsequently approved and the Company began a multi-center, pivotal clinical trial in the United States for ASDs in October 1996. The Company submitted a second IDE in February 1998 to study the CardioSEAL for PFO indications.

The Company is currently manufacturing the CardioSEAL. The Company's manufacturing facilities are required to be registered with the FDA and are subject to the GMP regulations. FDA approval will be required before the Company may begin commercial distribution in the United States of medical devices from its own manufacturing facilities.

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

The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There is currently no universally accepted definition of a medical device in Europe and there is no common approach to medical device regulation among the various countries. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries is expected to undergo major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules which provide that, beginning in July 1998, medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE mark. The Company's Symphony stent, SNF and CardioSEAL have received approval for CE Marking.

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

EMPLOYEES

As of December 31, 1997, NMT employed 49 full-time employees and 1 part-time employee. Further staff will be added as required by the demands of the manufacturing scale-up for the septal repair device and other development programs. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.


ITEM 2.   PROPERTIES

The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts.

The Company's principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210, and its telephone number is (617) 737-0930.


ITEM 3.   LEGAL PROCEEDINGS

The Company has no material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The executive officers of the Company and their ages as of March 6, 1998 are as follows:

NAME                    AGE              POSITION
----------------------  ---  ---------------------------------
Thomas M. Tully          52  President, Chief Executive
                             Officer and Director

David A. Chazanovitz     47  President, Septal Repair Division

Theodore I. Pincus       55  Executive Vice President and
                             Chief Financial Officer

THOMAS M. TULLY has served as President, Chief Executive Officer and Director of NMT since January 1996. From June 1995 to January 1996 Mr. Tully served as a consultant to the Company. From May 1994 to April 1995, Mr. Tully served as President of the Institute of Molecular Biology, a biotechnology company focused on tissue repair and regeneration and from August 1991 to March 1994, Mr. Tully served as President of Organogenesis, Inc., a biotechnology company focused on the commercialization of medical device applications of tissue engineering. Prior to that Mr. Tully served for three years as the President of the Schneider division of Pfizer, Inc., which concentrates on interventional radiology and cardiology, spent nine years in various executive positions in consumer products and medical devices at Johnson & Johnson, Inc. and was founding President of Johnson & Johnson Interventional Systems, an interventional medicine company.

DAVID A. CHAZANOVITZ has served as President of NMT's Septal Repair Division since January 1996. Prior to joining the Company, Mr. Chazanovitz served as President and Chief Executive Officer of InnerVentions from April 1995 until January 1996. Mr. Chazanovitz was employed by Bard from 1979 to 1995 in various positions including President of the USCI Angiography Division, Bard Electrophysiology Division and Bard Ventures Division where he was a founder. During his last two and one-half years at Bard Mr. Chazanovitz had overall responsibility for the septal defect repair program.

THEODORE I. PINCUS has served as Chief Financial Officer of the Company, as a part-time employee since June 1995 and became an Executive Vice President and a full-time employee in May 1996. From September 1993 to April 1996 he served as Chief Financial Officer of Immunotherapy, Inc., a privately-held biopharmaceutical company, and from May 1990 to May 1996 he was President of the Pincus Group, a management consulting firm. From August 1992 to March 1995 he also served as the Chief Financial Officer of Biofield Corp., then a privately-held medical device company. Mr. Pincus is a Certified Public Accountant and from 1985 to 1989 he was a partner at Ernst & Young, an accounting firm.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Prices and Recent Sales of Unregistered Securities

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol NMTI since September 27, 1996. Prior to September 27, 1996, the Company's Common Stock was not publicly traded. There were approximately 80 shareholders of record of the Company's Common Stock on March 3, 1998. The following table lists the high and low bid prices for the third quarter (for the period from September 27, 1996 through September 30, 1996) and fourth quarter of 1996 and for each quarter of 1997.


Period             High    Low
----------------  ------  ------

1996
----------------

Third quarter     12 1/4  11
Fourth quarter    12 1/2  10

1997
----------------

First quarter     12 1/2   7 3/4
Second quarter    15 1/8   8
Third quarter     17 1/4  12 1/2
Fourth quarter    16 1/2   7 7/8

During the fiscal year ended December 31, 1997, the Company granted options to purchase 17,500 shares of Common Stock at a weighted average exercise price of $9.74 to employees and one director and 19,000 shares of Common Stock at a weighted average exercise price of $13.78 per share to employees pursuant to the Company's 1996 Stock Option Plan. None of such options has been exercised. The Company believes that the transactions described in this paragraph are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. No underwriters were engaged in connection with these grants.

(b)  Uses of Proceeds from Registered Securities

There has been no change to the information previously provided by the Company on its Quarterly Report on Form 10-Q for the period ended September 30, 1997, as amended, relating to securities sold by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996.


Dividend Policy

The Company did not declare or pay any cash dividends on shares of its Common Stock during the fiscal years ended December 31, 1996 and December 31, 1997 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings which it may realize will be retained for use in its business.

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

                                                                 Year Ended December 31,
                                                  1993      1994      1995      1996      1997
                                                --------  --------  --------  --------  --------
In thousands, except per share data
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales                                 $ 2,003   $ 1,837   $ 2,716   $ 4,557   $ 8,565
  License fees                                       --       773       625     2,375     1,500
  Product development                                --        38       492        92        61
                                                -------   -------   -------   -------   -------
                                                  2,003     2,647     3,833     7,024    10,126
Expenses:
  Cost of product sales                             655       812     1,264     2,387     3,765
  Research and development                          272       555       871     2,662     2,974
  General and administrative                        468       770       871     2,284     2,888
  Selling and marketing                             285       182       169       311     1,010
  In-process research and development(1)             --        --        --     1,111     2,449
  Restructuring charge (2)                                                                  194
                                                -------   -------   -------   -------   -------
                                                  1,680     2,319     3,175     8,755    13,280
                                                -------   -------   -------   -------   -------

Income(loss) from operations                        323       328       658    (1,731)   (3,154)
Interest income (expense), net                      (62)      (39)      (29)      568     1,546
Income(loss) before provision for income        -------   -------   -------   -------   -------
  taxes                                             261       289       628    (1,163)   (1,608)
Provision for income taxes(3)                        --        --        44        --       230
                                                -------   -------   -------   -------   -------
Net income(loss)                                $   261   $   289   $   584   $(1,163)  $(1,837)
                                                =======   =======   =======   =======   =======
Cash dividends declared per common share (4)    $    --   $   .13   $   .03   $    --   $    --
                                                =======   =======   =======   =======   =======
Basic income (loss) per share                   $   .07   $   .08   $   .16   $  (.21)  $  (.19)
                                                =======   =======   =======   =======   =======
Weighted average common shares outstanding        3,588     3,622     3,764     6,749     9,596
                                                =======   =======   =======   =======   =======
Diluted income (loss) per share                 $   .07   $   .08   $   .15   $  (.21)  $  (.19)
                                                =======   =======   =======   =======   =======
Weighted average common and common
 equivalent shares outstanding (5)                3,676     3,854     3,983     6,749     9,596
                                                =======   =======   =======   =======   =======

                                                                 At December 31,
                                                  1993      1994      1995      1996      1997
                                                --------  --------  --------  --------  --------
In thousands
BALANCE SHEET DATA:

Cash and cash equivalents                       $   644   $   715   $   533   $ 4,082   $ 5,561
Short-term investments                               --        --        --    25,274    20,822
Working capital (deficit)                           512        68    (1,277)   30,301    29,262
Total assets                                      1,152     1,253     1,661    34,930    35,006
Long-term obligations                             1,957     1,690        --       416       612
Stockholders' equity (deficit)                   (1,190)   (1,331)     (844)   33,320    32,772

----------------------

(1) Relates to a write-off of in-process research and development incurred in connection with the Company's acquisition of the septal repair device technology in 1996 and ITC in 1997. See Notes to the Consolidated Financial Statements.

(2) Relates to reorganization of the Company's vena cava filter operations in the second quarter of 1997. See Notes to the Consolidated Financial Statements.

(3) In the periods prior to October 19, 1995 the Company elected to be taxed as an "S" corporation for income tax purposes. Accordingly, there was no provision for income taxes in these periods. See Notes to the Consolidated Financial Statements.

(4) Computed based on the actual number of common shares outstanding at the time the dividend was declared. In the periods prior to October 19, 1995, the Company elected to be taxed as an "S" corporation for income tax purposes.

(5) Computed on the basis described in Notes to the Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such
forward-looking statements.   There are a number of important factors that could
cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

OVERVIEW

Since its inception in 1986, the Company has focused its efforts on the design, development and commercialization of medical technologies which are delivered by minimally invasive procedures. The products developed or under development include self-expanding stents, vena cava filters and septal repair devices.

The Company's initial product, a vena cava filter system, was given FDA clearance in 1990. This product is distributed in the United States and certain other countries by Bard and in other markets outside the United States by Bard International. Both distributors are obligated to make annual minimum purchases. The filter component of the current vena cava filter system is manufactured by Lake Region Manufacturing Inc. ("Lake Region"). The Company currently purchases components of its delivery systems of the vena cava filter system under purchase orders with third party suppliers. Final assembly of the vena cava filter system is done by the Company.

In November 1994, the Company entered into an agreement with Boston Scientific pursuant to which Boston Scientific obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Under this license agreement, Boston Scientific is responsible for performing clinical trials for stents under development and for reimbursing the Company for stent development costs incurred by the Company. These reimbursements are classified as product development revenues in the Consolidated Statement of Operations. The Company also receives license fees, including milestone payments, royalties based upon product sales and certain manufacturing cost reduction incentives from Boston Scientific under the license agreement, which are included in the Company's revenues in the periods discussed below. Most of its costs associated with its stents are included in research and development expenses.

In February 1996, the Company acquired, through the issuance of common stock, the rights to develop and commercialize its septal repair device. The Company commenced sales of the CardioSEAL Septal Occluder at the end of September 1996 in connection with clinical trials of the device, and the device has been sold commercially in Europe and other international markets since July 1997. The Company manufactures this device at its own facility.

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

The Company has agreed to make certain royalty payments to Children's Medical Center Corporation based on net sales of the CardioSEAL Septal Occluder. The Company has also agreed to pay certain royalties to Morris Simon, M.D., the Company's Scientific Director and co-founder and a current Director of the Company, and to Beth Israel Hospital, Boston, based on sales of products using the technology invented by Dr. Simon relating to the SNF. In addition, pursuant to the Company's employment agreements with Mr. Kleshinski and Dr. Harry, respectively, the Company has agreed to pay certain royalties based on sales or licenses of products where either Mr. Kleshinski or Dr. Harry, as the case may be, was the sole or joint inventor.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Revenues. Revenues for the year ended December 31, 1997 increased to $10.1 million from $7.0 million for the year ended December 31, 1996 (a 44% increase). Product sales increased to $8.6 million for the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996 (an 87% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. The Company recorded $1.5 million in license fees from Boston Scientific related to its stent technology in the year ended December 31, 1997, consisting of $300,000 of milestone payments and $1,200,000 of royalty payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $61,000 for the year ended December 31, 1997 from $92,000 for the year ended December 31, 1996 (a 34% decrease), as a result of a reduction of stent development costs incurred by the Company on behalf of Boston Scientific in the year ended December 31, 1997 compared to the year ended December 31, 1996.

Cost of Product Sales. Cost of product sales increased to $3.8 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996 (a 58% increase). The cost of product sales in 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and foreign commercial sales. The cost of product sales for the year ended December 31, 1996 was primarily related to sales of vena cava filers as sales of the CardioSEAL Septal Occluder in connection with clinical trials commenced at the end of September 1996. Cost of product sales, as a percent of product sales, decreased to 44% for the year ended December 31, 1997 from 52% for the year ended December 31, 1996. This decrease is primarily attributable to sales of the CardioSEAL Septal Occluder, which has a lower cost of product sales as a percent of sales than the vena cava filter, as well as a decrease in the cost of the vena cava filter due to the reorganization of the Company's filter operations in the second quarter of 1997. See Note 4 of the accompanying Notes to Consolidated Financial Statements.

Research and Development. Research and development expense increased to $3.0 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996 (an 11% increase). The increase reflects an increase in regulatory and clinical trial expenses for the CardioSEAL Septal Occluder incurred in connection with clinical trials which commenced in September 1996, as well as increase activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $61,000 and $92,000 of these expenses in the years ended December 31, 1997 and 1996, respectively, which amounts are included in revenues.

General and Administrative. General and administrative expenses increased to $2.9 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996 (a 26% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, insurance costs, investors relations costs and computer systems costs resulting from the Company's expanded scope of operations in 1997.

Selling and Marketing. Selling and marketing expenses increased to $1.0 million for the year ended December 31, 1997 from $311,000 for the year ended December 31, 1996 (a 222% increase). The increase related primarily to marketing activities related to the CardioSEAL Septal Occluder in connection with the commencement of commercial sales of the CardioSEAL Septal Occluder in Europe and other international markets in June 1997.

In-Process Research and Development. For the year ended December 31, 1997, the Company recorded a charge of $2.4 million for in-process research and development related to the Company's investment in Image Technologies Corporation on May 29, 1997. See Note 3(b) of the accompanying Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $1.5 million for the year ended December 31, 1997 as compared to $569,000 for the year ended December 31, 1996 (a 164% increase). This increase was primarily due to the closing of the Company's initial public offering of 3,150,000 shares of common stock (including 150,000 shares sold upon exercise of the underwriters' over-allotment option) in October 1996 resulting in net proceeds to the Company of $31.2 million.

Income Taxes. The Company had a provision for income taxes of $229,500 for the year ended December 31, 1997 which reflects the non-deductibility of the in-process research and development and a portion of the restructuring charge recorded during 1997, and the utilization of carry-forward net operating losses from prior years. There was no provision for income taxes for the year ended December 31, 1996 as the Company incurred an operating loss.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Revenues. Revenues for the year ended December 31, 1996 increased to $7.0 million from $3.8 million for the year ended December 31, 1995 (an 84% increase). Product sales increased to $4.6 million for the year ended December 31, 1996 from $2.7 million for the year ended December 31, 1995 (a 70% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, which in turn, was primarily due to the introduction of the straight-line delivery system in November 1995, and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996. The Company recorded $2.4 million in license fees from Boston Scientific related to its stent technology in the year ended December 31, 1996, consisting of $1,625,000 milestone payments and $750,000 minimum royalty payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $92,000 for the year ended December 31, 1996 from $492,000 for the year ended December 31, 1995 (an 81% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995 which has resulted in a reduction of stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $2.4 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995 (an 85%
increase). The cost of product sales in 1995 was entirely related to vena cava filters. The costs of product sales in 1996 includes vena cava filters and CardioSEAL Septal Occluders and the increase reflects the increase in vena cava filters sold in the year ended December 31, 1996 and the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996. Cost of products sales, as a percent of product sales, increased to 52% for the year ended December 31, 1996 from 48% for the year ended December 31, 1995. This increase reflects the impact of the introduction of the vena cava filter straight-line delivery system which has a higher unit manufacturing cost as a percent of the selling price, and start-up manufacturing costs related to the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996.

Research and Development. Research and development expense increased to $2.7 million for the year ended December 31, 1996 from $871,000 for the year ended December 31, 1995 (a 210% increase). The increase reflects increased activity in the Company's development programs for vena cava filters, the CardioSEAL Septal Occluder and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $92,000 and $492,000 of these expenses in the year ended December 31, 1996 and 1995 respectively, which amounts are included in revenues.

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

Selling and Marketing. Selling and marketing expenses decreased to $311,000 for the year ended December 31, 1996 from $169,000 for the year ended December 31, 1995 (an 84% increase). The increase related primarily to the introduction of the vena cava filter straight-line delivery system and to pre-marketing activities related to the CardioSEAL Septal Occluder. Selling and marketing expenses for the year ended December 31, 1995 were entirely related to vena cava filters.

In-Process Research and Development. For the year ended December 31, 1996, the Company recorded a charge of $1.1 million for in-process research and development related to the CardioSEAL Septal Occluder which was acquired in February 1996. See Note 3(a) of Notes to Consolidated Financial Statements.

Interest Income (Expense), Net. Interest expense, net was $569,000 for the year ended December 31, 1996 as compared to interest expense, net amounting to $29,000 for the year ended December 31, 1995. This increased net interest income was primarily due to the receipt in February 1996 of $7.5 million in net proceeds from the sale of Convertible Preferred Stock and the closing of the Company's initial public offering of 3,150,000 shares of common stock (including 150,000 shares sold upon exercise of the underwriters' over-allotment option) in October 1996 resulting in net proceeds of $31.2 million. Interest expense in 1996 consisted primarily of interest on subordinated debt to stockholders, which was fully repaid in April 1996, and interest on capital lease obligations. Interest expense in 1995 consisted primarily of interest on subordinated debt to stockholders.

Income Taxes. The Company had no income tax provision for the year ended December 31, 1996 as it incurred an operating loss. Prior to October in 1995, the Company elected to be taxed as an "S" Corporation for federal and state income tax purposes and, accordingly, the financial statements for the year ended December 31, 1995 do not include a provision for income taxes for the period from January 1, 1995 to October 19, 1995. The provision for income taxes relates to the period from October 19, 1995 to December 31, 1995 and consists of certain state income taxes. The Company has not recorded a pro forma tax provision as there would have been sufficient net operating loss carryforwards to offset income in 1995. See Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 1997, the Company used cash of approximately $2.9 million, of which $2.4 million was used to acquire a 23% ownership interest in Image Technologies Corporation (see Note 3(b) of the accompanying Notes to Consolidated Financial Statements) and $500,000 was used for working capital purposes primarily related to sales of the CardioSEAL Septal Occluder in connection with clinical trials and commercial sales in Europe and other international markets and for increased vena cava filter sales. In the year ended December 31, 1996, the Company's operations utilized cash of $1.7 million which was used primarily to fund operating losses and for working capital. Cash flow from operations was used to fund increases in accounts receivable of $1.5 million and $459,000 in the years ended December 31, 1997 and 1996, respectively. Such increases reflect the increases in product sales and the timing of such product sales.

During the year ended December 31, 1997, the Company received proceeds of $815,000 from the exercise of Common Stock options. In October 1996, the Company completed an initial public offering of 3,150,000 shares of Common Stock for net proceeds of approximately 31,197,000, net of underwriting discounts and expenses. In February 1996, the Company received approximately $7.5 million in net proceeds from the sale of 3,787,104 shares of Convertible Preferred Stock, which funds were used in part to accelerate its facilities and infrastructure expansion. In the year ended December 31, 1996, the Company made a $100,000 distribution to its stockholders. In 1996, the Company made its last payment on a $1.5 million loan received in 1992 from Bard. Payments during 1996 and 1995 amounted to $781,000 and $477,000, respectively. In addition, during the years ended December 31, 1996 and 1995, the Company repaid subordinated debt to its stockholders amounting to $309,000 and $2,500, respectively. The Company had no such outstanding debt during the year ended December 31, 1997.

Purchases and capitalized leases of property and equipment for use in its research and development, manufacturing and general and administrative activities amounted to $672,000 and $2.2 million during the years ended December 31, 1997 and 1996, respectively. In May 1996, the Company entered into a lease for a new manufacturing research and administrative facility which increased its annual facility lease payments by approximately $400,000 beginning in the third quarter of 1996. In connection therewith, the Company incurred costs for leasehold improvements of approximately $1 million, net of the landlord's contribution. In June 1996, the Company entered into a $1.5 million equipment lease line of credit agreement without covenants. Upon expiration of this agreement in June 1997, the Company entered into a new agreement with similar terms that provides the Company and its affiliate, ITC, the option to borrow up to $1 million through March 31, 1998. As of December 31, 1997, the Company borrowed $572,000 and $376,000 under the $1.5 million and $1.0 million agreement, respectively, including $221,000 borrowed under the $1.0 million agreement by ITC. The Company has guaranteed the outstanding capital leases of ITC. See Note 8 of the accompanying Notes to Consolidated Financial Statements.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company has also committed to purchase certain minimum quantities of components from a supplier through June 2001. See Note 8 of Notes to Consolidated Financial Statements. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company has reviewed its internal computer systems and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs related to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.


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

The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and terms of any collaborative, licensing and other arrangements that the Company may establish.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Limited Commercialization; Uncertainties of Product Development and Market Acceptance. The Company currently markets three products, the Simon Nitinol Filter, which is marketed worldwide, a line of the Company's peripheral vascular stents under the name Symphony, which is marketed by Boston Scientific in Europe and the United States, and the CardioSEAL Septal Occluder. The Company's stents and CardioSEAL Septal Occluder may require substantial further investment in research, product development, preclinical and clinical testing and governmental regulatory approvals prior to being marketed and sold in the United States. There can be no assurance that the Company's current products, or any other products developed by the Company will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by the Company's devices can also be treated by surgery, drugs or other medical devices. Many alternative treatments currently are widely accepted in the medical community and have a long history of use. There can be no assurance that the Company's devices and procedures will be able to replace such established treatments or that physicians or the medical community in general will accept and utilize the Company's devices or any other medical products that may be developed by the Company.

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

Limited Manufacturing History; Dependence on Third Party Manufacturers. The Company currently uses third parties to manufacture components of the SNF system and to distribute the SNF. Final assembly of the vena cava filter system and manufacturing of the CardioSEAL are done by the Company in its own facility. Pursuant to an exclusive license agreement with Boston Scientific, Boston Scientific manufactures and distributes the Company's stents. The Company intends to continue to use third parties to manufacture and distribute such products and certain other products which the Company may seek to develop. If the Company should encounter delays or difficulties with third party manufacturers in producing, packaging or distributing its proposed products, market introduction and subsequent sales of such products would be adversely affected and the Company may have to seek alternative sources of supply. No assurance can be made that the Company will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If the Company is unable to obtain or retain third party manufacturers on commercially acceptable terms, it may not be able to commercialize medical products as planned.

The Company's manufacturing facility is subject to Good Manufacturing Practice ("GMP") regulations, ISO 9000 and other regulatory requirements, is subject to risks regarding delays or difficulties encountered in manufacturing any such medical products and may require a substantial additional investment of capital.

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

Government Regulation; Product Approvals Uncertain. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products manufactured or distributed by the Company are subject to continuing regulation by the FDA. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis or at all, and delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Product Liability Risks; Insurance. The testing, marketing and sale of implantable devices and materials entail an inherent risk that product liability claims will be asserted against the Company or its third party distributors in the event that the use of the Company's devices is alleged to have adverse effects on a patient. A product liability claim or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although the Company currently maintains limited product liability insurance coverage, there can be no assurance that in the future the Company will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, there can be no assurance that the Company will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements required to be filed hereunder are filed as Appendix A
                                                                     ----------
hereto, are listed under Item 14(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1998 (the "1998 Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

The response to this Item is contained in the 1998 Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in the 1998 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the 1998 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements.  The following documents are filed as Appendix A
          --------------------                                        ----------
          hereto and are included as part of this Annual Report on Form 10-K:

     Financial Statements of Nitinol Medical Technologies, Inc.:
       Report of Independent Public Accountants
       Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements

     Financial Statements of Image Technologies Corporation:
       Report of Independent Public Accountants
       Balance Sheet
       Statements of Operations
       Statements of Stockholders' Equity
       Statements of Cash Flow
       Notes to Financial Statements

     (b) Financial Statement Schedules.  The Company is not filing any financial
         -----------------------------
         statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

     (c) Exhibits.  The exhibits filed as part of this Annual Report on Form
         --------
         10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. The Company has identified with asterisks in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(i) of Form 10-K.

     (d) Reports on Form 8-K.  The Company did not file any Reports on Form 8-K
         -------------------
         during the fiscal quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NITINOL MEDICAL TECHNOLOGIES, INC.

                              By: /s/ Thomas M. Tully,
                                  -------------------------------------
                                  Thomas M. Tully,
                                  President and Chief Executive Officer

                              Dated:  March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                      DATE
/s/ Thomas M. Tully                 President and Chief Executive              March 16, 1998
-------------------------------     Officer and Director (Principal
Thomas M. Tully                     Executive Officer)

/s/ Theodore I. Pincus              Executive Vice President, Secretary        March 16, 1998
-------------------------------     and Chief Financial Officer (Principal
Theodore I. Pincus                  Financial and Accounting Officer)

/s/ C. Leonard Gordon               Director                                   March 16, 1998
-------------------------------
C. Leonard Gordon

/s/ Morris Simon, M.D.              Director                                   March 16, 1998
-------------------------------
Morris Simon, M.D.

/s/ Michael C. Brooks               Director                                   March 16, 1998
-------------------------------
Michael C. Brooks

/s/ Robert A. Van Tassel            Director                                   March 16, 1998
-------------------------------
Robert A. Van Tassel

/s/ R. John Fletcher                Director                                   March 16, 1998
-------------------------------
R. John Fletcher

/s/ Jeffrey R. Jay, M.D.            Director                                   March 16, 1998
-------------------------------
Jeffrey R. Jay, M.D.

                                                                      Appendix A
                                                                      ----------


              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 NITINOL MEDICAL TECHNOLOGIES AND SUBSIDIARIES:

Report of Independent Public Accountants                                         A-2

Consolidated Balance Sheets as of December 31, 1997 and 1996...................  A-3

Consolidated Statements of Operations for the Years Ended December 31, 1997,
     1996, and 1995............................................................  A-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
     December 31, 1997, 1996, and 1995.........................................  A-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     1996, and 1995............................................................  A-6

Notes to Consolidated Financial Statements.....................................  A-7 - A-26

                        IMAGE TECHNOLOGIES CORPORATION:

Report of Independent Public Accountants                                         A-27

Balance Sheets as of December 31, 1997.........................................  A-28

Statements of Operations for the Year Ended December 31, 1997 and From
     Inception (November 17, 1995) to December 31, 1997 ......................   A-29

Statements of Stockholders' Equity (Deficit) for the Years Ended
     December 31, 1997, 1996, and 1995.........................................  A-30

Statements of Cash Flows for the Year Ended December 31, 1997, and From
     Inception (November 17, 1995) to December 31, 1997........................  A-31

Notes to Financial Statements..................................................  A-32 - A-40


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nitinol Medical Technologies, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Nitinol Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitinol Medical Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with general accepted accounting principles.

Boston, Massachusetts
February 9, 1998

                  MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                             AT DECEMBER 31,

Assets                                                                                     1997                 1996
                                                                                  --------------------  --------------------
Current assets:
  Cash and cash equivalents                                                             $ 5,561,445           $ 4,082,486
  Marketable securities                                                                  20,822,405            25,273,555
  Accounts receivable, net of allowances for doubtful accounts
     of $125,000 and $17,000 in 1997 and 1996, respectively                               2,317,408               782,230
  Inventories                                                                             1,071,265               745,977
  Prepaid expenses and other current assets                                               1,110,271               610,017
                                                                                        -----------           -----------
     Total current assets                                                                30,882,794            31,494,265
                                                                                        -----------           -----------

Property and equipment, at cost:
  Leasehold improvements                                                                  1,135,583             1,191,498
  Laboratory and computer equipment                                                       1,091,380               925,166
  Equipment under capital lease                                                             948,155               548,063
  Office furniture and equipment                                                            143,640                93,031
                                                                                        -----------           -----------
                                                                                          3,318,758             2,757,758
  Less--Accumulated depreciation and amortization                                           845,512               504,909
                                                                                        -----------           -----------
                                                                                          2,473,246             2,252,849
                                                                                        -----------           -----------

Long-term investments in marketable securities                                            1,478,058             1,083,763
                                                                                        -----------           -----------

Other assets                                                                                171,415                98,627
                                                                                        -----------           -----------
                                                                                        $35,005,513           $34,929,504
                                                                                        ===========           ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $   166,248           $   420,424
  Accrued expenses                                                                          986,128               678,164
  Current portion of capital lease obligation                                               168,736                94,954
  Deferred revenue                                                                          300,000                    --
                                                                                        -----------           -----------
     Total current liabilities                                                            1,621,112             1,193,542
                                                                                        -----------           -----------
Capital lease obligation, net of current portion                                            612,458               415,591
                                                                                        -----------           -----------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.001 par value--
    Authorized--3,000,000 shares
    Issued and outstanding--none                                                                 --                    --
  Common stock, $.001 par value--
    Authorized--30,000,000 shares
    Issued and outstanding--9,823,186 and 9,435,922
    shares at December 31, 1997 and 1996, respectively                                        9,824                 9,437
  Additional paid-in capital                                                             36,610,997            35,321,821
  Accumulated deficit                                                                    (3,848,878)           (2,010,887)
                                                                                        -----------           -----------
     Total stockholders' equity                                                          32,771,943            33,320,371
                                                                                        -----------           -----------
                                                                                        $35,005,513           $34,929,504
                                                                                        ===========           ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               1997                 1996                  1995
                                                               ----                 ----                  ----
Revenues:
  Product sales                                           $ 8,564,810          $ 4,556,861             $2,716,022
  License fees                                              1,500,000            2,375,000                625,000
  Product development                                          60,898               91,662                491,857
                                                          -----------          -----------             ----------
                                                           10,125,708            7,023,523              3,832,879
                                                          -----------          -----------             ----------
Expenses:
  Cost of product sales                                     3,765,235            2,386,896              1,263,951
  Research and development                                  2,973,755            2,661,849                870,588
  General and administrative                                2,888,149            2,284,184                871,469
  Selling and marketing                                     1,010,123              310,988                169,308
  Acquired in-process research and development              2,449,071            1,111,134                     --
  Restructuring charge                                        193,636                   --                     --
                                                          -----------          -----------             ----------
                                                           13,279,969            8,755,051              3,175,316
                                                          -----------          -----------             ----------
     Income (loss) from operations                         (3,154,261)          (1,731,528)               657,563
                                                          -----------          -----------             ----------
Interest expense                                              (46,152)             (42,179)               (37,629)
Interest income                                             1,591,922              610,830                  8,328
                                                          -----------          -----------             ----------
                                                            1,545,770              568,651                (29,301)
                                                          -----------          -----------             ----------
     Income (loss) before provision for
       income taxes                                        (1,608,491)          (1,162,877)               628,262
Provision for income taxes                                    229,500                   --                 44,000
                                                          -----------          -----------             ----------
     Net income (loss)                                    $(1,837,991)         $(1,162,877)            $  584,262
                                                          ===========          ===========             ==========
Basic income (loss) per common share                            $(.19)               $(.21)                  $.16
                                                          ===========          ===========             ==========
Weighted average common shares outstanding                  9,595,969            6,748,810              3,763,587
                                                          ===========          ===========             ==========
Diluted income (loss) per common share                          $(.19)               $(.21)                  $.15
                                                          ===========          ===========             ==========
Diluted weighted average common shares
     outstanding                                            9,595,969            6,748,810              3,983,247
                                                          ===========          ===========             ==========


  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                 Convertible
                                               Preferred Stock              Common Stock
                                      ------------------------------    --------------------
                                           Number        $  .001          Number      $.001
                                         of Shares      Par Value       of Shares  Par Value
                                      ---------------   ------------    ---------     ------

Balance, January 1, 1995                           --        $    --    3,758,322     $3,759
  Exercise of common stock
    options                                        --             --       15,790         16
  Distributions to stockholders
    ($.03 per share)                               --             --           --         --
  Reclassification of S Corpora-
    tion losses to the extent of
    additional paid-in capital                     --             --           --         --
  Net income                                       --             --           --         --
                                          -----------   -----------  -----------  ----------
Balance, December 31, 1995                         --             --    3,774,112      3,775
  Issuance of convertible
    preferred stock, net of
    issuance costs of
    approximately $989,000                  3,787,104          3,787           --         --
  Common stock issued in
    connection with the
    purchase of technology
    and other assets                               --             --      514,651        515
  Exercise of common stock
    options                                        --             --        3,947          4
  Warrant grant in exchange
    for license                                    --             --           --         --
  Accretion of convertible
    preferred stock dividends                      --             --           --         --
  Proceeds from initial public
    offering, net of offering costs
    of approximately                               --             --    3,150,000      3,150
    $ 1,028,000
  Conversion of convertible
     preferred stock into common stock     (3,787,104)        (3,787)   1,993,212      1,993
  Net loss                                         --             --           --         --
                                           -----------   -----------  ----------- ----------
Balance, December 31, 1996                         --             --    9,435,922      9,437
  Exercise of common stock
    options                                        --             --      322,485        322
  Exercise of warrants                             --             --       64,779         65
  Acceleration of vesting of
   common stock options                            --             --           --         --
  Tax benefit related to exercise
   of common stock options                         --             --           --         --
  Net loss                                         --             --           --         --
                                          -----------    -----------  ----------- ----------
Balance, December  31, 1997                        --        $    --    9,823,186     $9,824
                                          ===========   ============  =========== ==========


                                      Additional                        Total
                                       Paid-in      Accumulated     Stockholders'
                                       Capital        Deficit      Equity/(Deficit)
                                     ------------   ------------   ---------------

Balance, January 1, 1995              $   263,247    $(1,598,503)      $(1,331,497)
  Exercise of common stock options          2,984             --             3,000
  Distributions to stockholders
    ($.03 per share)                           --       (100,000)         (100,000)
  Reclassification of S Corpora-
    tion losses to the extent of
    additional paid-in capital           (266,231)       266,231                --
  Net income                                   --        584,262           584,262
                                      -----------    -----------       -----------
Balance, December 31, 1995                     --       (848,010)         (844,235)
  Issuance of convertible
    preferred stock, net of
    issuance costs of
    approximately $989,000              3,257,211             --         3,260,998
  Common stock issued in
    connection with the
    purchase of technology
    and other assets                    1,104,442             --         1,104,957
  Exercise of common stock
    options                                 8,471             --             8,475
  Warrant grant in exchange
    for license                            11,200             --            11,200
  Accretion of convertible
    preferred stock dividends            (255,000)            --          (255,000)
  Proceeds from initial public
    offering, net of offering costs of
    approximately $ 1,028,000          31,193,703             --        31,196,853
  Conversion of convertible
    preferred stock into common
    stock                                   1,794             --                --
  Net loss                                     --     (1,162,877)       (1,162,877)
                                      -----------    -----------       -----------
Balance, December 31, 1996             35,321,821     (2,010,887)       33,320,371
  Exercise of common stock
    options                               535,706             --           536,028
  Exercise of warrants                    275,894             --           275,959
  Compensation relating to
   acceleration of vesting of
   common stock options                   111,576             --           111,576
  Tax benefit related to exercise
   of common stock options                366,000             --           366,000
Net loss                                       --     (1,837,991)       (1,837,991)
                                      -----------    -----------       -----------
Balance, December 31, 1997            $36,610,997    $(3,848,878)      $32,771,943
                                      ===========    ===========       ===========

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                         1997          1996          1995
                                                                                     ------------  -------------  ----------
Cash flows from operating activities:
  Net income (loss)                                                                  $(1,837,991)  $ (1,162,877)  $ 584,262
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities--
    Expense recorded on acceleration of stock options                                    111,576             --          --
    Depreciation and amortization                                                        461,141        226,968      88,895
    Write off of leasehold improvements                                                       --         75,000          --
    Common stock issued for in-process research and development                               --        806,174          --
    Warrant grant in exchange for license                                                     --         11,200          --
    Changes in assets and liabilities--
            Accounts receivable                                                       (1,535,178)      (459,013)   (238,421)
            Inventories                                                                 (325,288)      (537,916)    (56,947)
            Prepaid expenses and other current assets                                   (500,254)      (209,048)   (152,512)
            Accounts payable                                                            (254,176)       (78,392)    379,347
            Accrued expenses                                                             673,966        462,181     (79,523)
            Deferred revenue                                                             300,000       (600,000)         --
                                                                                      ----------     ----------  ----------
                Net cash provided by (used in) operating activities                   (2,906,204)    (1,465,723)    525,101
                                                                                      ----------     ----------  ----------
Cash flows from investing activities:
  Maturities (purchases) of marketable securities and long-term investments            4,056,855    (26,611,915)         --
  Purchases of property and equipment                                                   (272,380)    (1,317,250)   (201,121)
  Increase in other assets                                                               (81,855)       (39,495)    (29,513)
                                                                                     -----------   ------------   ---------
                Net cash provided by (used in) investing activities                    3,702,620    (27,968,660)   (230,634)
                                                                                     -----------   ------------   ---------
Cash flows from financing activities:
  Proceeds from initial public offering, net                                                  --     31,196,853          --
  Redemption of preferred stock including dividends                                           --     (4,505,000)         --
  Payments of subordinated debt                                                               --       (309,356)     (2,500)
  Payments of loan from distributor                                                           --       (780,830)   (477,120)
  Proceeds from issuance of convertible preferred stock, net                                  --      7,510,998          --
  Proceeds from issuance of common stock                                                 811,986          8,475       3,000
  Distributions to stockholders                                                               --       (100,000)         --
  Payments of capital lease obligations                                                 (129,443)       (37,518)         --
                                                                                     -----------   ------------   ---------
                Net cash provided by (used in) financing activities                      682,543     32,983,622    (476,620)
                                                                                     -----------   ------------   ---------
Net increase (decrease) in cash and cash equivalents                                   1,478,959      3,549,239    (182,153)
Cash and cash equivalents, beginning of period                                         4,082,486        533,247     715,400
                                                                                     -----------   ------------   ---------
Cash and cash equivalents, end of period                                             $ 5,561,445   $  4,082,486   $ 533,247
                                                                                     ===========   ============   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for--
    Interest                                                                         $    46,152   $     27,288   $  39,814
                                                                                     ===========   ============   =========
    Income Taxes                                                                     $    32,000   $    186,500   $   2,135
                                                                                     ===========   ============   =========
Supplemental disclosure of non-cash financing and investing transactions:
 Equipment acquired under capital lease obligations                                  $   400,091   $    548,063   $      --
                                                                                     ===========   ============   =========
 Abandonment of leasehold improvements                                               $   111,472   $         --   $      --
                                                                                     ===========   ============   =========
 Conversion of preferred stock into common stock                                     $        --   $      3,787   $      --
                                                                                     ===========   ============   =========
 Common stock issued for property and equipment                                      $        --   $    298,783   $      --
                                                                                     ===========   ============   =========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1) OPERATIONS

      Nitinol Medical Technologies, Inc. (NMT or the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSEAL Septal Occluder). At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL Septal Occluder is in the clinical trials stage in U.S. and is sold commercially in Europe and other international markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.


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

     Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following:


                                                  AT DECEMBER 31,
                                               1997            1996
                                               ----            ----
        Cash                                 $1,626,074     $  816,124
        Cash equivalents--
           Commercial paper                   2,964,195      2,994,829
           Money market                         971,176        271,533
                                             ----------     ----------
                                             $5,561,445     $4,082,486
                                             ==========     ==========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (c) Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

     Marketable securities, with a weighted average maturity of approximately 6 months and 4 1/2 months at December 31, 1997 and 1996, respectively, consist of the following:

                                                       AT DECEMBER 31,
                                                    1997           1996
                                                    ----           ----
       Held-to-maturity--
          Eurodollar bonds                      $10,619,598     $11,084,453
          Commercial paper                        5,985,895      10,958,453
          Corporate debt securities               2,388,681         329,363
          Zero coupon bonds                       1,162,233              --
          Medium term notes                         665,998         501,596
                                                -----------     -----------
                                                 20,822,405      22,873,555
       Available-for-sale--
          Taxable auction securities                     --       2,400,000
                                                -----------     -----------
                                                $20,822,405     $25,273,555
                                                ===========     ===========

        Long-term investments, with a weighted average maturity of approximately 15 and 1/2 months and 15 months at December 31, 1997 and 1996, respectively, are carried at cost and approximate market value and consist of the following:


                                                     AT DECEMBER 31,
                                                 1997              1996
                                                 ----              ----
       Held-to-maturity--
          Corporate debt securities          $  975,590         $       --
          Medium-term notes                     502,468                 --
          Eurodollar bonds                           --          1,083,763
                                             ----------         ----------
                                             $1,478,058         $1,083,763
                                             ==========         ==========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (c) Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments--(continued)

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets in the accompanying balance sheets:


                                                        AT DECEMBER 31,
                                                     1997             1996
                                                     ----             ----
       Short-term interest receivable              $476,559          $237,643
       Long-term interest receivable                  5,676            16,953
                                                   --------          --------
                                                   $482,235          $254,596
                                                   ========          ========

     (d)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                 AT DECEMBER 31,
                                                1997          1996
                                                ----          ----
          Components                         $  625,381      $307,778
          Finished goods                        445,884       438,199
                                             ----------      --------
                                             $1,071,265      $745,977
                                             ==========      ========

     Finished goods consist of materials, labor and manufacturing overhead.

     (e)  Financial Instruments

     The estimated fair values of the Company's financial instruments, which include cash and cash equivalents, marketable securities, long-term investments, accounts receivable and capital lease obligations approximate their reported amounts.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (f) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. The Company utilizes primarily one distributor for the sales of its filter products. This distributor had amounts due to the Company of approximately $923,000 and $408,000 as of December 31, 1997 and 1996, respectively. This distributor accounted for 65%, 89% and 95% of product revenues for fiscal 1997, 1996 and 1995, respectively for the year ended December 31, 1997, foreign sales accounted for 22% of total revenues.

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

     (h) Revenue Recognition

     The Company records product sales upon shipment to the customer. Products sold to the Company's distributors are not subject to a right of return for unsold product. License fees and product development revenue are recognized as earned.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (i) Net Income (Loss) per Common and Common Equivalent Share

     In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. In accordance with SAB No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the periods prior to the Company's initial public offering. The dilutive effect of potential common shares in 1995 was determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares for 1997 and 1996 excludes the potential common shares from stock options, as their effect would be antidilutive. Calculations of basic and diluted net income (loss) per share are as follows:

                                                                            DECEMBER 31,
                                                             1997               1996              1995
                                                       -----------------  ----------------  -----------------

       Net income (loss)                                    $(1,837,991)      $(1,162,877)         $  584,262

       Accretion of convertible preferred
            stock dividends                                         --            255,000                  --
                                                            -----------       -----------          ----------
       Net income (loss) available to common
            stockholders                                    $(1,837,991)      $(1,417,877)         $  584,262
                                                            ===========       ===========          ==========


       Weighted average common shares
            outstanding                                       9,595,969         6,748,810           3,763,587
       Potential common stock pursuant to stock
            options                                                  --                --             219,660
                                                            -----------       -----------          ----------
       Diluted weighted average shares                        9,595,969         6,748,810           3,983,247
                                                            ===========       ===========          ==========

       Basic earnings (loss)  per share                     $      (.19)      $      (.21)         $      .16
                                                            ===========       ===========          ==========
       Diluted earnings (loss) per share                    $      (.19)      $      (.21)         $      .15
                                                            ===========       ===========          ==========


     (j) Postretirement Benefits

     The Company has no material obligations for postretirement benefits.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3) PURCHASE OF TECHNOLOGY AND OTHER ASSETS

    (a)  InnerVentions

    In February 1996, the Company issued 514,651 shares of its common stock and warrants to purchase 111,818 shares of common stock at $2.15 per share for the purchase of certain technology and related fixed assets. The Company valued the common stock issued in this transaction at $2.15 per share, which represented the fair value as determined by its Board of Directors and supported by an appraisal. The Company is required to pay certain future royalties, as defined in the agreement. The acquired technology relates to the CardioSEAL Septal Occluder for which the Company is conducting human clinical trials. At the time of the acquisition, it was determined that the commercial feasibility of the purchased technology was uncertain, and accordingly, the Company charged the amount of the purchase price allocated to the technology to operations as in-process research and development. The amount allocated to laboratory and computer equipment represents the estimated fair value at the date of acquisition of the acquired laboratory and computer equipment that have alternative future uses. The aggregate purchase price and acquisition costs incurred of $1,409,917 were allocated as follows:


          Laboratory and computer equipment                   $  298,783
          In-process research and development                  1,111,134
                                                              ----------
                                                              $1,409,917
                                                              ==========

    (b)  Image Technologies Corporation

    On May 29, 1997 the Company entered into an agreement to invest $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's $.01 par value redeemable convertible preferred stock, representing a 23% ownership interest in ITC. Under the terms of this agreement, the Company has also extended ITC a credit line of up to $2 million of senior debt, exchangeable for convertible preferred stock at the option of the Company and equivalent to up to an additional 20% ownership of ITC. ITC may draw against this line of credit based upon meeting its approved business plan. The Company, however, has the right to advance all of the line and exchange it for convertible preferred stock at its option. The Company also has a 24 month option to purchase the remaining 57% of ITC for $24.5 million, of which up to $7.84 million may be payable in cash. The option may be extended for an additional six months under certain conditions. The Company guarantees the operating and capital leases of ITC (see Note 8(c)).

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3)  PURCHASE OF TECHNOLOGY AND OTHER ASSETS--(CONTINUED)

     (b)  Image Technologies Corporation--(continued)

     ITC uses certain facilities, management, administrative, and other services of NMT. Under this agreement ITC is to pay NMT $216,000 per annum for two years. During the year ended December 31, 1997, ITC's management service fees amounted to $126,000.

     ITC is a development stage company which is focusing its efforts on developing certain technologies and has generated no revenues to date. Due to the uncertainty regarding the realization of the investment, the Company charged the amount of the purchase price and related acquisition costs to operations as in-process research and development in the period of the investment in the accompanying statements of operations.

(4)  RESTRUCTURING CHARGE

     During 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this restructuring, the Company reduced staff and incurred other non-recurring costs. The $194,000 restructuring charge in the accompanying statements of operations includes a non-cash charge of $112,000 for the accelerated vesting of certain stock options, cash severance and benefits of $62,000 and $20,000 for the transfer of assembly technology. Other start-up costs related to the in-house assembly of the straight-line vena cava filter, including the training of manufacturing personnel and associated materials and overhead, are included in cost of goods sold in the accompanying statements of operations.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(5) INCOME TAXES

    The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

    Prior to October 19, 1995, the Company elected to be taxed as an S corporation for federal and state income tax purposes. Accordingly, the accompanying consolidated financial statements do not include a provision for the first 10 1/2 months of 1995. The provision for income taxes in the accompanying consolidated statement of operations for the period from October 19, 1995 to December 31, 1995 consists of the following:



                    Federal               $    --
                    State                  44,000
                                          -------
                                          $44,000
                                          =======

    The accompanying 1995 consolidated statement of operations does not contain a pro forma income tax adjustment for periods prior to the termination of the S corporation election. If the election to be treated as an S corporation was not made, the Company would have been subject to federal and state corporate income taxes. However, the Company would have had sufficient net operating loss carryforwards to offset income in 1995. There is no provision for income taxes for the year ended December 31, 1996 as the Company incurred an operating loss during that year. The provision for income taxes in the accompanying consolidated statement of operations for the year ended December 31, 1997 consists of the following:

                    Federal - current   $ 366,000
                    State - current        21,000
                                        ---------
                                          387,000

                    Federal - deferred  $(134,000)
                    State - deferred      (23,500)
                                        ---------
                                         (157,500)
                                        ---------
                                        $ 229,500
                                        =========

    The Company has recorded the tax benefit of $366,000 associated with certain incentive stock option and non-qualified stock option exercises as a reduction in its current tax liability and as a component of additional paid in capital.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(5) INCOME TAXES--(CONTINUED)

    As of December 31, 1997, the Company has net operating losses and credit carryforwards of approximately $81,000 and $515,000, respectively. The carryforwards expire through 2011 and are subject to possible adjustment by federal and state tax authorities.

    The approximate income tax effect of each temporary difference constituting the deferred tax asset, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, is as follows:


                                                      DECEMBER 31,   DECEMBER 31,
                                                          1997           1996
                                                      ------------   ------------
     Deferred tax assets:
        Tax credit carryforwards                        $ 515,000      $ 231,000
        Net operating loss carryforwards                   32,000        158,000
        Deferred revenue                                  120,000             --
        Reserves and nondeductible accruals                62,000         16,000
                                                        ---------      ---------
                                                          729,000        405,000
     Deferred tax liabilities:
        Depreciation                                      (24,000)       (21,000)
                                                        ---------      ---------
                                                          705,000        384,000
     Valuation allowance                                 (547,500)      (384,000)
                                                        ---------      ---------
     Net deferred tax asset                             $ 157,500      $      --
                                                        =========      =========

    The Company has provided a valuation allowance for a portion of its gross deferred tax asset due to the uncertainty in its ability to fully utilize this asset. In 1997, the Company received a refund of $143,000 that was recorded as refundable income taxes as of December 31, 1996.


(6) LOAN FROM DISTRIBUTOR

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

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(7) DEFERRED REVENUE

    On November 22, 1994, the Company licensed exclusive, worldwide rights, including the right to sublicense to others, to develop, produce and market its stent technology to an unrelated third party (the Licensee). In connection with the signing of the license agreement, the Company received $500,000 in consideration for the license granted and an additional $500,000 upon issuance of the United States patent for a specific stent. The Company was required to refund varying amounts of such payments based on the occurrence of certain events, as defined in the license agreement. The Company deferred recognition as revenue of amounts that were subject to refund until the expiration of the refund period. The final refund period expired in November 1996. Under this agreement the Company earned $1,200,000 and $750,000 in license revenues during the years ended December 31, 1997 and 1996, respectively. All licensing revenues for 1995 were milestone revenues as discussed below.

    During 1997, 1996 and 1995, the Company received $300,000, $1,625,000 and
    $625,000, respectively, in additional nonrefundable license fees upon the achievement of certain milestones, as defined in the license agreement. These amounts are included in license fees in the accompanying consolidated statements of operations. On December 31, 1997, the Company received a payment of $300,000 from the Licensee that pertains to a milestone achieved by the Company in 1998. This amount is included in deferred revenue in the accompanying balance sheet as of December 31, 1997 and will be recognized as revenue in 1998.

    Under a product development program with the Licensee, the Company received reimbursement of costs incurred related to the activities of product development, registration and transfer of technology to the Licensee. For the years ended December 31, 1997, 1996 and 1995, the Company received $61,000, $92,000, and $492,000, respectively, of reimbursements for development program costs. These reimbursed amounts are included in revenues in the accompanying consolidated statements of operations.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE ARRANGEMENTS

    (a) Manufacturing Agreement

    The Company contracts with an unrelated third party for the manufacture of certain components. Under the amended agreement dated February 15, 1996, the Company is required to purchase minimum unit quantities through June 2001. The aggregate minimum purchases under the agreement are approximately $2,600,000. In addition, in the event of an order cancellation or product conversion, the Company has agreed to purchase all in-process materials and all special materials purchased by the manufacturer for use in the production of these components, limited to purchase orders through 180 days after cancellation.

    (b) Operating Leases

    The Company has entered into operating leases for office and laboratory space. These leases expire through 2006. The leases require payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts.

    Future minimum rental payments due under operating lease agreements as of December 31, 1997 are approximately as follows:



               Year Ending                                    Amount
               -----------                                    ------
                   1998                                    $  478,000
                   1999                                       472,000
                   2000                                       468,000
                   2001                                       503,000
                   2002                                       551,000
                   Thereafter                               1,973,000
                                                           ----------
                                                           $4,445,000
                                                           ==========

    Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $482,000, $303,000, and $103,000, respectively. In addition, the Company is a guarantor of the lease of office space for ITC (see Note 3(b)).

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE ARRANGEMENTS--(CONTINUED)

    (c) Capital Leases

    In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through December 2002. Borrowings of $572,000 were made under this agreement, of which $433,000 was outstanding as of December 31, 1997.

    Upon expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provides the Company with similar terms and the option to borrow up to $1 million in the aggregate for the Company and ITC through March 31, 1998 (see Note 3(b)). Borrowings of $376,000 and $221,000 were made under this new agreement by the Company and ITC, respectively, of which $348,000 and $202,000 were outstanding as of December 31, 1997. The Company has guaranteed the outstanding capital leases of ITC.

    Future minimum lease payments under the capital lease obligations of the Company as of December 31, 1997 are approximately as follows:


         Year Ending                                          Amount
         -----------                                          ------
             1998                                           $236,408
             1999                                            236,408
             2000                                            222,526
             2001                                            167,161
             2002                                             58,375
                                                            --------
                 Total minimum lease payments                920,878
             Less--Amount representing interest              139,684
                                                            --------
                                                             781,194
             Less--Current portion                           168,736
                                                            --------
                                                            $612,458
                                                            ========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE ARRANGEMENTS--(CONTINUED)

    (d) Royalties

    The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined (see Notes 3 and 12). In addition, the Company has agreed to pay royalties to certain employees based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $15,000 per year. Royalty expense under royalty agreements was $278,000, $157,000 and $64,000 for the years December 31, 1997, 1996 and 1995, respectively.

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

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

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


(11) STOCK OPTIONS AND WARRANTS

     (a) Nonqualified Stock Options

     The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire on the earlier of approximately five to ten years from date of issuance or 90 days after termination of service as an officer, director, employee and/or consultant. Subsequent to December 31, 1997, the Company issued 25,000 such options at an exercise price of $10.50 per share.

     (b) Stock Option Plans

     1994 Stock Option Plan. In May 1994, the Board of Directors approved a stock option plan (the 1994 Plan), which authorizes the Company to issue options to purchase up to 315,789 shares of the Company's common stock. The Company may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors. Through December 31, 1997 the Company has granted 308,368 options under this plan and does not intend to grant any additional options under this plan.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) Stock Options and Warrants--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     1996 Stock Option Plan. The Nitinol Medical Technologies, Inc. 1996 Stock Option Plan (the 1996 Plan) was approved by the Company's stockholders in July 1996. The 1996 Plan provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 1997, 316,276 shares are subject to outstanding options at an exercise price of $8.25- $14.63 per share. The Board of Directors has appointed a Stock Option Committee of the Board as the Plan Administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of options granted under the 1996 Plan. At December 31, 1997, 283,724 shares are available for future grants under the 1996 Plan. Subsequent to December 31, 1997, the Company granted options to purchase 125,100 shares of common stock at $7.38-10.50 per share.

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

     Under the 1996 Directors' Stock Plan, 150,000 shares of common stock have been reserved for issuance of options. Each eligible director serving on the Board on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of common stock at a price equal to the initial public offering price, subject to vesting in equal monthly installments over a period of three years. In the future, each nonemployee director not otherwise compensated by the Company, who joins the Board will automatically receive an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three year period.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     In each year other than the year in which a director receives an initial grant of options, such director will automatically receive options to purchase 2,500 shares of common stock that shall become fully-vested six months after the date of grant. As of December 31, 1997, 50,000 shares are subject to outstanding options at an exercise price of $9.88-$14.00 per share, of which 13,333 shares are exerciseable. Subsequent to December 31, 1997, the Company granted options to purchase 10,000 shares of common stock at $7.38 per share.

     The following table summarizes all stock option activity under all of the Company's stock option plans, including grants outside of the 1996 and 1994
     Plans:

                                                                         WEIGHTED
                                                                     AVERAGE EXERCISE
                                                       NUMBER OF        PRICE PER
                                                        Shares            Share
                                                      ---------          ---------
         Balance, January 1, 1995                       392,104             $ 1.05
            Granted                                     539,459               2.15
            Exercised                                   (15,790)               .19
                                                      ---------          ---------
         Balance, December 31, 1995                     915,773               1.70
            Granted                                   1,060,431               5.17
            Exercised                                    (3,947)              2.15
                                                      ---------          ---------
         Balance, December 31, 1996                   1,972,257               3.56
            Granted                                     141,500              12.04
            Canceled                                    (44,411)              9.72
            Exercised                                  (322,485)              1.68
                                                      ---------          ---------
         Balance, December 31, 1997                   1,746,861             $ 4.44
                                                      =========             ======
         Exercisable, December 31, 1997               1,037,188             $ 2.99
                                                      =========             ======
         Weighted average remaining
          contractual life of options
          oustanding                                 7.62 years


              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     The following detail pertains to outstanding options of the Company at December 31, 1997:


                                   WEIGHTED AVERAGE                     WEIGHTED AVERAGE
 NUMBER OF       EXERCISE PRICE     EXERCISE PRICE     NUMBER OF         EXERCISE PRICE
  SHARES           RANGE PER           PER SHARE        SHARES             PER SHARE
OUTSTANDING    SHARE OUTSTANDING     OUTSTANDING      EXERCISABLE          EXERCISABLE
-----------    -----------------   ---------------   ------------     -------------------
  1,170,818        $   .76-3.19          $ 1.99          878,669            $ 1.91
    493,293          6.95-10.88            8.77          178,144              8.21
     82,750         11.50-14.63           13.23              375             11.50
  ---------        ------------          ------        ---------            ------
  1,746,861        $ .76-$14.63          $ 4.44        1,037,188            $ 2.99
  =========        ============          ======        =========            ======


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

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted in 1997, 1996 and 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and the weighted average information for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                         DECEMBER 31,    December 31,      December 31,
                                                             1997            1996              1995
                                                         -------------  ---------------  ----------------
   Risk-free interest rates                                 5.71%-6.61%      5.14%-6.39%       5.39%-5.77%
   Expected dividend yield                                          --               --                --
   Expected lives                                            3-5 years        3-5 years           3 years
   Expected volatility                                              67%              48%               48%
   Weighted average grant-date fair value of options
         granted during the period                         $      6.38      $      1.68       $       .82
   Weighted average exercise price                         $     12.15      $      4.15       $      2.15


              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     The effect of applying SFAS No. 123 would be as follows:

                                                                        DECEMBER 31,    December 31,    December 31,
                                                                            1997            1996            1995
                                                                      --------------  --------------  --------------
      Pro forma net income (loss)                                       $(2,670,975)    $(1,578,296)        $564,110
                                                                        ===========     ===========         ========
      Pro forma basic net income (loss) per share                       $      (.28)    $      (.23)        $    .15
                                                                        ===========     ===========         ========
      Pro forma diluted net income (loss) per share                     $      (.28)    $      (.23)        $    .14
                                                                        ===========     ===========         ========

     (c) Warrants

     In connection with the technology purchase discussed in Note 3(a), the Company issued warrants to purchase 111,818 shares of common stock at $2.15 per share. The warrants are fully exercisable and expire ten years from the date of grant.

     In February 1996, the Company issued warrants to purchase 164,439 shares of common stock at $4.26 per share to placement agents in connection with a private placement of the Company's convertible preferred stock. In April 1997, 64,779 of these warrants were exercised.

     In April 1996, the Company issued a warrant to purchase 5,263 shares of common stock at $.02 per share in connection with a patent license agreement. The warrant is fully exercisable and expires ten years from the date of grant.

     (d) Employee Stock Purchase Plan

     Effective October 1, 1997, the Company's shareholders approved an employee stock purchase plan (the Stock Plan). The Stock Plan allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's stock on the either the beginning or ending of the six month offering period. The Company has reserved 90,000 of its $.001 par value common stock for issuance under this Stock Plan.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

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

(13) RELATED PARTY TRANSACTIONS

     Three stockholders of the Company and related entities provide management consulting services to the Company. Total payments made during the years ended December 31, 1997, 1996 and 1995 in connection with such services were approximately $196,000, $256,000 and $242,000, respectively. Beginning January 1, 1998 only one shareholder provides consulting services to the Company, at a rate of $100,000 per annum.

(14) ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                             At December 31,
                                           1997           1996
                                           ----           ----
     Payroll and payroll related         $252,425       $231,211
     Leasehold improvements                48,553        108,553
     Royalties                            116,012         75,520
     Other accrued expenses               569,138        262,880
                                         --------       --------
        Total accrued expenses           $986,128       $678,164
                                         ========       ========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Image Technologies Corporation:

We have audited the accompanying balance sheet of Image Technologies Corporation (a Delaware corporation in the development stage) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period from inception (November 17, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technologies Corporation as of December 31, 1997, and the results of its operations and cash flows for the year then ended and for the period from inception (November 17, 1995) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             Arthur Andersen LLP

Boston, Massachusetts
February 9, 1998

                        IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                                     AT DECEMBER 31,
                                                                          1997
                                                                     ---------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $   840,652
  Prepaid expenses and other current assets                                   43,114
                                                                         -----------
     Total current assets                                                    883,766
                                                                         -----------
Property and equipment, at cost:
  Equipment under capital lease                                              221,138
  Laboratory and computer equipment                                           40,295
       Leasehold improvements                                                 36,987
  Office furniture and equipment                                              31,550
                                                                         -----------
                                                                             329,970
  Less--Accumulated depreciation and amortization                             24,016
                                                                         -----------
                                                                             305,954
                                                                         -----------

Other assets                                                                  34,667
                                                                         -----------
                                                                         $ 1,224,387
                                                                         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                       $    36,141
  Accrued expenses                                                            55,567
  Current portion of capital lease obligation                                 48,818
                                                                         -----------
     Total current liabilities                                               140,526
                                                                         -----------
Capital lease obligation, net of current portion                             153,211
                                                                         -----------

Commitments and contingencies (Note 5)

Series A Redeemable Convertible Preferred stock, $.01 par value--
     Authorized--1,000,000 shares
     Issued and outstanding--345,722 shares
       (liquidation preference of $2,300,000)                               2,300,000

Stockholders' equity (deficit):
  Common stock, $.01 par value--
    Authorized--5,000,000 shares
    Issued and outstanding--1,139,680 shares                                  11,397
  Additional paid-in capital                                                 541,603
  Accumulated deficit                                                     (1,922,350)
                                                                         -----------
     Total stockholders' deficit                                          (1,369,350)
                                                                         -----------
                                                                         $ 1,224,387
                                                                         ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS



                                                                FROM INCEPTION
                                            FOR THE YEAR     (NOVEMBER 17, 1995)
                                         ENDED DECEMBER 31,     TO DECEMBER 31,
                                                1997                1997
                                      -------------------     ----------------
Expenses:
  Research and development                   $   327,569          $   689,482
  General and administrative                     831,725            1,111,451
                                             -----------          -----------
     Loss from operations                     (1,159,294)          (1,800,933)
                                             -----------          -----------
Interest expense                                  (7,366)             (22,066)
Interest income                                   38,120               38,120
                                             -----------          -----------
                                                  30,754               16,054
                                             -----------          -----------
     Net Loss                                $(1,128,540)         $(1,784,879)
                                             ===========          ===========
Basic loss per common share                        $(.99)
                                             ===========
Weighted average common and common             1,136,315
 equivalent shares outstanding               ===========


   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                          Common Stock
                                  -------------------------                                            Total
                                   Number            $.01        Paid-in           Accumulated      Stockholders'
                                  of Shares       Par Value      Capital             Deficit       Equity/(Deficit)
                                  ---------         -------   -------------   ------------------   ---------------
Initial issuance of common
        stock                       825,908         $ 8,259       $  46,741        $          --       $    55,000
     Net loss                            --              --              --             (248,582)         (248,582)
                                  ---------         -------       ---------        -------------       -----------
Balance, December 31, 1995          825,908           8,259          46,741             (248,582)         (193,582)
        (unaudited)
     Issuance of common
        stock                       285,204           2,852         487,148                   --           490,000
     Net loss                            --              --              --             (407,757)         (407,757)
                                  ---------         -------       ---------        -------------       -----------
Balance, December  31, 1996       1,111,112          11,111         533,889             (656,339)         (111,339)
        (unaudited)
     Issuance of common
        stock                        73,662             737         499,263                   --           500,000
     Redemption of common
        stock                       (45,094)           (451)       (299,549)                  --          (300,000)
     Accretion of redeemable
        convertible stock
        discount                         --              --              --             (137,471)         (137,471)
     Distribution to common
        shareholders                     --              --        (192,000)                  --          (192,000)
     Net loss                            --              --              --           (1,128,540)       (1,128,540)
                                  ---------         -------       ---------        -------------       -----------
Balance, December  31, 1997       1,139,680         $11,397       $ 541,603         ($ 1,922,350)      $(1,369,350)
                                  =========         =======       =========        =============       ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS



                                                                         FOR THE            FROM INCEPTION
                                                                        YEAR ENDED       (NOVEMBER 17, 1995)
                                                                        DECEMBER 31,        TO DECEMBER 31,
                                                                            1997                 1997
                                                                       -------------     -------------------
Cash flows from operating activities:
  Net loss                                                                $(1,128,540)         $(1,784,879)
  Adjustments to reconcile net loss to net cash used
   in operating activities--
    Depreciation and amortization                                              25,226               25,226
    Changes in assets and liabilities--
      Prepaid expenses and other current assets                               (43,114)             (43,114)
      Accounts payable                                                         24,991               36,141
      Accrued expenses                                                         55,567               55,567
                                                                          -----------          -----------
         Net cash used in operating activities                             (1,065,870)          (1,711,059)
                                                                          -----------          -----------
Cash flows from investing activities:
  Purchases of property and equipment                                        (103,502)            (108,832)
  Increase in other assets                                                    (28,540)             (35,877)
                                                                          -----------          -----------
         Net cash used in investing activities                               (132,042)            (144,709)
                                                                          -----------          -----------
Cash flows from financing activities:
  Net proceeds from issuance of redeemable convertible
      preferred stock                                                       2,162,529            2,162,529
  Proceeds from issuance of common stock                                      500,000            1,045,000
  Redemption of common stock                                                 (300,000)            (300,000)
  Distribution to shareholders                                               (192,000)            (192,000)
  Payment of debt obligation, net of borrowings                              (113,300)                  --
  Payments of capital lease obligations                                       (19,109)             (19,109)
                                                                          -----------          -----------
         Net cash provided by financing activities                          2,038,120            2,696,420
                                                                          -----------          -----------
Net increase in cash and cash equivalents                                     840,208              840,652
Cash and cash equivalents, beginning of period                                    444                   --
                                                                          -----------          -----------
Cash and cash equivalents, end of period                                  $   840,652          $   840,652
                                                                          ===========          ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for--
    Interest                                                              $     7,366          $    22,066
                                                                          ===========          ===========
    Taxes                                                                 $        --          $        --
                                                                          ===========          ===========
Supplemental disclosure of non-cash investing and financing
 transactions:
 Equipment acquired under capital lease obligations                       $   221,138          $   221,138
                                                                          ===========          ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS


  (1) OPERATIONS

      Image Technologies Corporation (ITC), a Delaware corporation in the development stage, was originally incorporated in Texas on November 17, 1995(see Note 7(a)). ITC is in the development stage and was organized for the design and development of advanced endoscopic imaging products for minimally invasive surgery which require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs. The Company is spending primarily all of its efforts developing such products at December 31, 1997.

      ITC's product development efforts are subject to the risks inherent in the development of products based on innovative technologies. These risks include the possibilities that ITC's products under development will be found to be ineffective or unsafe, or will otherwise fail to receive necessary regulatory approvals; that the products, if safe and effective, will be difficult to manufacture on a large scale or be uneconomical to market; that the proprietary rights of third parties will interfere with ITC's product development; or that third parties will market superior or equivalent products which achieve greater market acceptance.

      The accompanying financial statements have been prepared assuming that ITC will continue as a going concern. ITC is in the development stage and has incurred operating losses since inception. Given the uncertainty regarding ITC's ability to raise the capital necessary to fund operations, there is substantial doubt about ITC's ability to continue as a going concern (see
      Note 3).

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Management Estimates

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

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (b) Cash and Cash Equivalents

     ITC considers all investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents of ITC consist of money market accounts.

     (c) Financial Instruments

     The estimated fair values of ITC's financial instruments, which include cash and cash equivalents and capital lease obligations approximate their reported amounts.

     (d) Depreciation and Amortization

     ITC provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

                                                      ESTIMATED
              ASSET CLASSIFICATION                    USEFUL LIFE
              --------------------                    -----------
         Equipment under capital lease               Life of Lease
         Laboratory and computer equipment           5-7 Years
         Leasehold improvements                      Life of Lease
         Office furniture and equipment              5-10 Years

     (e) Net Loss per Common and Common Equivalent Share

     ITC computed net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per common and common equivalent share is based on the weighted-average number of shares of common stock outstanding during the respective periods. Diluted loss per share has not been presented as the inclusion of convertible preferred stock and stock options would be antidilutive.

                         IMAGE TECHNOLOGIES CORPORATION
                       (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(3)  INVESTMENT BY NITINOL MEDICAL TECHNOLOGIES, INC.

     On May 29, 1997, ITC entered into an agreement with Nitinol Medical Technologies, Inc. (NMT) whereby NMT invested $2.3 million in ITC in exchange for 345,722 shares of ITC's $.01 par value Series A convertible preferred stock (Series A Preferred Stock), representing a 23% ownership interest in ITC. In conjunction with this agreement with NMT, ITC issued and subsequently redeemed 45,094 shares of $.01 par value common stock for $300,000, made distributions to shareholders for $192,000, and paid issuance costs of approximately $137,000.

     Under the terms of this agreement, NMT has extended ITC a credit line of up to $2 million of senior debt, convertible to convertible preferred stock at the option of NMT and equivalent to up to an additional 20% ownership of ITC. ITC may draw against this line of credit based upon meeting its approved business plan. NMT, however, has the right to advance all of the line and convert to convertible preferred stock at its option (see Note 6(a)). NMT also has a 24 month option to purchase the remaining 57% of ITC for $24.5 million of which up to $7.84 million may be payable in cash. The option may be extended for an additional six months under certain conditions.

(4)  INCOME TAXES

     ITC provides for income taxes in accordance with the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal rate. No income taxes were provided for the year ended December 31, 1997 as a result of ITC incurring an operating loss for such year. ITC has net operating loss carryforwards of $1.4 million. The carryforwards expire through 2012 and are subject to possible adjustments by tax authorities. ITC has recorded a full valuation allowance against its deferred tax asset of $560,000. The principal components of the deferred tax asset are the net operating loss carryforwards.

                         IMAGE TECHNOLOGIES CORPORATION
                       (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(5) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE COMMITMENTS

    (a)  Operating Leases

    In May 1997, ITC entered into an operating lease for office and laboratory space. This lease expires through 2002. The lease requires payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts. The lease is guaranteed by NMT (see Note 3).

    Future minimum rental payments due under operating lease agreements as of December 31, 1997 are approximately as follows:


                   Year Ending              Amount
                   -----------              ------
                      1998                 $195,000
                      1999                  169,000
                      2000                  169,000
                      2001                  169,000
                      2002                  127,000
                                           --------
                                           $829,000
                                           ========

    Rent expense for the year ended December 31, 1997 was approximately $66,000.

    (b) Capital Leases

    As part of NMT's investment in ITC (see Note 3), ITC has entered into a joint NMT/ITC $1.0 million lease finance facility agreement with a bank under which ITC leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through September 2002. Borrowings of $221,000 were made under this agreement of which $202,000 was outstanding as of December 31, 1997. The agreement expires on March 31, 1998 and outstanding leases under this agreement are guaranteed by NMT.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(5) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE COMMITMENTS--(CONTINUED)

    (b) Capital Leases--(continued)

    Future minimum lease payments under the capital lease obligation of ITC as of December 31, 1997 are approximately as follows:


       Year Ending                    Amount
       -----------                    ------
          1998                                    $ 64,383
          1999                                      64,383
          2000                                      52,584
          2001                                      34,042
          2002                                      22,695
                                                  --------
              Total minimum lease payments         238,087
          Less--Amount representing interest        36,058
                                                  --------
                                                   202,029
          Less--Current portion                     48,818
                                                  --------
                                                  $153,211
                                                  ========


    (c)  Management Services Agreement

    As part of ITC's agreement with NMT dated May 29, 1997, (see Note 3) ITC uses certain facilities, management, administrative, and other services of NMT. Under this agreement ITC is to pay NMT $216,000 per annum for two years. During the year ended December 31, 1997, ITC's management service fees amounted to $126,000.

    (d)  Other Agreements

    ITC has employment agreements with certain key employees which in addition to setting forth the terms of employment, also provide for severance payments of up to one year's salary and fringe benefits, depending on the termination circumstances, and prohibit the employees from conducting business that is in direct competition with ITC for one year following termination.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(6) SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    ITC has authorized 1,000,000 shares of $.01 par value Series A redeemable convertible preferred stock of which 345,722 shares are outstanding as of December 31, 1997. Series A redeemable convertible preferred stock is convertible, at any time at the option of the holder, into shares of the Company's $.01 par value common stock at a rate of one common share for each redeemable convertible preferred share, subject to certain adjustments. Prior to the expiration of NMT's option to purchase the remaining 57% of ITC (see Note 3), any dividends declared on Series A redeemable convertible preferred stock accrue at 8% per annum and are non-cumulative. As of December 31, 1997, no such dividends have been declared. Commencing on the expiration date of NMT's option, such dividends shall accrue and shall be cumulative whether or not declared. In addition, in the event NMT does not exercise its aforementioned option, the Series A preferred stockholders have the right to require redemption of their shares at any time commencing on the earlier of (1) the closing of any debt or equity financing resulting in at least $8 million of gross proceeds to ITC, or (2) the merger or consolidation of ITC into or with another corporation or the sale of substantially all of the assets of ITC, or (3) May 29, 2003. The right to redemption terminates upon the closing of a public offering, as defined below.

    The Series A redeemable convertible preferred stock automatically converts to common stock upon the closing of a public offering providing ITC with gross proceeds of at least $15 million and initial public offering price of at least $15.00 per share. The right of the holders of Series A redeemable convertible preferred stock to redeem their shares terminates upon the commencement of such offering.

    Upon liquidation of ITC, the Series A preferred stockholders are entitled, before any distribution is made to the common stockholders, to be paid the greater of $6.65 per share plus accrued dividends or such amount per share as would have been payable had each share been converted into common stock. The Series A preferred stockholders vote, together with the common stockholders, as a single class based on the number of shares of common stock into which the Series A preferred shares convert. The Series A preferred stockholders are entitled, as a separate class, to elect the minimum number of directors that constitute at least 40% of the total number of directors of ITC, with the common stockholders, as a separate class, electing the remainder.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(7) STOCKHOLDERS' EQUITY

    (a) Common Stock

    On May 27, 1997, ITC reincorporated in Delaware and merged its previous Texas corporation into the Delaware corporation. ITC has 5,000,000 shares of authorized common stock, $.01 par value, of which 1,139,680 shares are issued and outstanding and 200,000 shares are reserved for issuance under ITC's 1997 Stock Option Plan as of December 31, 1997.

    (b)  Stock Option Plan

    On May 29, 1997, the Board of Directors and stockholders approved the 1997 Stock Option Plan (the 1997 Plan), which authorizes ITC to issue options to purchase up to 200,000 shares of common stock. ITC may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors. The options under the 1997 Plan vest in equal installments of 25% per year over four years and expire ten years from the date of grant with no options vesting or becoming exercisable at any time while NMT's option to purchase the remaining 57% of ITC (see Note 3) remains outstanding. Upon the expiration or exercise of NMT's option to purchase ITC, the options granted under the 1997 Plan will be vested from the date of grant.

    During the year ended December 31, 1997, ITC granted options to purchase 93,500 shares of common stock at an exercise price of $6.65 per share. Subsequent to December 31, 1997, ITC issued an additional 6,000 options at $6.65 per share.

    ITC accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. ITC has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(7) STOCKHOLDERS' EQUITY

    (b)  Stock Option Plan--(continued)

    ITC has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted in 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and the weighted average information for the year ended December 31, 1997 are as follows:

                                                                         DECEMBER 31,
                                                                            1997
                                                                      ---------------
    Risk-free interest rates                                                6.29%
    Expected dividend yield                                                   --
    Expected lives                                                       7 years
    Expected volatility                                                       --
    Weighted average grant-date fair value of options
          granted during the period                                        $2.37
    Weighted average exercise price                                        $6.65
    Weighted average remaining contractual life of options
          outstanding                                                    9 years


    The effect of applying SFAS No. 123 would be as follows:

                                                                       DECEMBER 31,
                                                                           1997
                                                                     --------------
    Pro forma net loss                                                $(1,145,362)
                                                                      ===========
    Pro forma net loss per share                                      $     (1.01)
                                                                      ===========

    The aggregate fair value of options granted in 1997 was approximately $221,500.

    (c) Warrants

    In connection with the investment by NMT (see Note 3), ITC issued warrants to a financial advisor to purchase 17,737 shares of common stock at $6.65 per share. The warrants are fully exercisable and expire on May 28, 2002.

                         IMAGE TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



(8)    ACCRUED EXPENSES

   Accrued expenses consist of the following as of December 31, 1997:

                                     Amount
                                     ------
          Accrued bonuses           $11,000
          Accrued legal               8,686
          Accrued other              35,881
                                    -------
                                    $55,567
                                    =======

                                 EXHIBIT INDEX

Exhibit No.                   Description of Exhibit
-------------                 ----------------------
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

    10.29      Company 1996 Stock Option Plan. (1)(**)

    10.30      Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

    10.31      Registration Rights Agreement between the Company and Junewicz &
               Co., Inc. dated as of February 16, 1996. (1)

    10.32      Registration Rights Agreement between the Company and Furman Selz,
               LLC, dated as of February 16, 1996. (1)

    10.33      Stockholders' Option Agreement, dated May 29, 1997, by and among the
               Company, Image Technologies Corporation and the holders of common stock and warrants to purchase shares of common stock of Image
               Technologies Corporation listed on Schedule A thereto.  (3)

    10.34      Loan and Security Agreement, dated May 29, 1997, by and between the
               Company and Image Technologies Corporation.  (3)

    10.35      Amendment No. 1, dated August 4, 1997, to the Loan and Security
               Agreement, dated May 29, 1997, by and between the Company and Image
               Technologies Corporation.  (3)

    10.36      Amendment No. 1, dated May 29, 1997, to the Pledge Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14,
               1996.

    11.1       Computation of Earnings per Share.

    21.1       Subsidiaries of the Registrant.

    23.1       Consent of Arthur Anderson LLP

    27.1       Financial Data Schedule.

    27.2       Restated Financial Data Schedule for the Fiscal Quarter Ended
               September 30, 1996.

    27.3       Restated Financial Data Schedule for the Fiscal Year Ended
               December 31, 1996.

    27.4       Restated Financial Data Schedule for the Fiscal Quarter Ended
               March 31, 1997.

    27.5       Restated Financial Data Schedule for the Fiscal Quarter Ended
               June 30, 1997.

    27.6       Restated Financial Data Schedule for the Fiscal Quarter Ended
               September 30, 1997.

    27.7       Restated Financial Data Schedule for the Fiscal Year Ended
               December 31, 1995 and the six months ended June 30, 1996.

        ________________________
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-06463).
(2) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.