Form 10-Q
period 1998-03-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-05-07
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

               or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

     Commission file number:  0-21001


                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     95-4090463
-------------------------------                       ------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

27 Wormwood Street, Boston, Massachusetts                    02210
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 617-737-0930
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No _____
                                               -----

     As of April 29, 1998, there were 9,824,826 shares of Common Stock, $.001 par value per share, outstanding.

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----

Part 1.     Financial Information                                            Page Number
            ---------------------                                            -----------
   Item 1.    Financial Statements.
              Consolidated Balance Sheets at December 31, 1997                     1
              and March 31, 1998

              Consolidated Statements of Operations for the                        3
              Three Months Ended March 31, 1998 and 1997

              Consolidated Statements of Cash Flows for the                        4
              Three Months Ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements                           5

   Item 2.    Management's Discussion and Analysis of                             10
              Financial Condition and Results of Operations.

   Item 3.    Quantitative and Qualitative Disclosures about                      14
              Market Risk.

Part II.    Other Information
            -----------------
   Item 2.    Changes in Securities and Use of Proceeds.                          15

   Item 6.    Exhibits and Reports on Form 8-K.                                   15

Signatures                                                                        16

Exhibits                                                                          17

Exhibit 27.1  Financial Data Schedule

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                AT              AT
                                                                                             MARCH 31,      DECEMBER 31,
          ASSETS                                                                               1998            1997
                                                                                            ------------    -------------
Current assets:
        Cash and cash equivalents.........................................................  $  6,062,275    $  5,561,445
        Marketable securities.............................................................    19,138,836      20,822,405
        Accounts receivable, net of allowances for
          doubtful accounts of $145,000 and
          $125,000 as of March 31, 1998 and
          December 31, 1997, respectively.................................................     2,576,526       2,317,408
        Inventories.......................................................................     1,204,482       1,071,265
        Prepaid expenses and other current assets.........................................     1,197,357       1,110,271
                                                                                            ------------    ------------
                         Total current assets.............................................    30,179,476      30,882,794
                                                                                            ------------    ------------
Property and equipment, at cost:
        Laboratory and computer equipment.................................................     1,131,682       1,091,380
        Leasehold improvements............................................................     1,124,258       1,135,583
        Equipment under capital lease.....................................................       948,155         948,155
        Office furniture and equipment....................................................       151,701         143,640
                                                                                            ------------    ------------
                                                                                               3,355,796       3,318,758
        Less-Accumulated depreciation and amortization....................................       975,117         845,512
                                                                                            ------------    ------------
                                                                                               2,380,679       2,473,246
                                                                                            ------------    ------------

Investments in long-term marketable securities............................................     2,772,174       1,478,058

Other assets..............................................................................       227,105         171,415
                                                                                            ------------    ------------
                                                                                            $ 35,559,434    $ 35,005,513
                                                                                            ============    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable..................................................................  $    545,662    $    166,248
        Accrued expenses..................................................................       859,712         986,128
        Current portion of capital lease obligation.......................................       169,811         168,736
        Deferred revenue..................................................................            --         300,000
                                                                                            ------------    ------------
                         Total current liabilities........................................     1,575,185       1,621,112
                                                                                            ------------    ------------
Capital lease obligation, net of current portion..........................................       568,003         612,458

Stockholders' equity
   Common stock, $.001 par value-
        Authorized-30,000,000 shares
        Issued and outstanding-9,823,186 shares at
        March 31, 1998 and December 31, 1997..............................................         9,824           9,824
   Additional paid-in capital.............................................................    36,610,997      36,610,997

Accumulated deficit...................................     (3,204,575)       (3,848,878)
                                                         ------------      ------------
        Total stockholders' equity....................     33,416,246        32,771,943
                                                         ------------      ------------
                                                         $ 35,559,434      $ 35,005,513
                                                         ============      ============

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  1998                      1997
                                                                              -----------               -----------
Revenues:
     Product sales.........................................................   $ 2,608,885               $ 1,899,043
     License fees..........................................................       768,299                   250,000
     Product development...................................................         1,453                    30,640
                                                                              -----------               -----------
                                                                                3,378,637                 2,179,683
                                                                              -----------               -----------
Expenses:
     Cost of product sales.................................................     1,019,679                   895,593
     Research and development..............................................       764,435                   752,753
     General and administrative............................................       680,201                   676,226
     Selling and marketing.................................................       320,897                   137,741
                                                                              -----------               -----------
                                                                                2,785,212                 2,462,313
                                                                              -----------               -----------
          Income (loss) from operations....................................       593,425                  (282,630)
                                                                              -----------               -----------
Interest expense...........................................................      (15,727)                    (9,430)
Interest income............................................................       398,605                   411,921
                                                                              -----------               -----------
                                                                                  382,878                   402,491
                                                                              -----------               -----------
          Income before provision for income taxes.........................       976,303                   119,861

Provision for income taxes.................................................       332,000                   40,5000
                                                                              -----------               -----------

     Net income............................................................   $   644,303               $    79,361
                                                                              ===========               ===========

Basic net income per common share..........................................   $      0.07                     $0.01
                                                                              ===========               ===========
Weighted average common shares outstanding.................................     9,823,186                 9,437,676
                                                                              ===========               ===========
Diluted net income per common share........................................   $      0.06               $      0.01
                                                                              ===========               ===========
Diluted weighted average common shares outstanding.........................    10,952,494                10,938,656
                                                                              ===========               ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             1998             1997
                                                                                         --------------  --------------
Cash flows from operating activities:
      Net income..................................................................             644,303           79,361
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities-
              Depreciation and amortization.......................................             131,994          111,170
              Changes in assets and liabilities-
                       Accounts receivable........................................            (259,117)         (13,466)
                       Inventories................................................            (133,217)        (181,153)
                       Prepaid expenses and other current assets..................             (87,086)        (387,618)
                       Accounts payable...........................................             379,414          (34,816)
                       Accrued expenses...........................................            (126,416)         (96,387)
                       Deferred revenue...........................................            (300,000)              --

                                                                                        --------------   --------------
                            Net cash provided by (used in) operating activities...             249,875         (522,909)
                                                                                        --------------   --------------
Cash flows from investing activities:
      Maturities of marketable securities.........................................             389,453        1,617,884
      Purchases of property and equipment.........................................             (37,038)         (81,091)
      Decrease in other assets....................................................             (58,080)         (65,963)

                                                                                        --------------   --------------
                            Net cash provided by investing activities.............             294,335        1,470,830
                                                                                        --------------   --------------

Cash flows from financing activities:
      Payments of capital lease obligations.......................................             (43,380)         (24,376)
      Exercise of stock options...................................................                  --           59,998

                                                                                        --------------   --------------
                            Net cash provided by (used in) financing activities...             (43,380)          35,622
                                                                                        --------------   --------------

Net increase in cash and cash equivalents.........................................             500,830          983,543
Cash and cash equivalents, beginning of period....................................           5,561,445        4,082,486
                                                                                        --------------   --------------
Cash and cash equivalents, end of period..........................................      $    6,062,275   $    5,066,029
                                                                                        ==============   ==============

Supplemental disclosure of cash flow information:
      Cash paid during the period for-
               Interest...........................................................      $       15,727   $        9,430
                                                                                        ==============   ==============
               Taxes..............................................................      $        7,824   $        7,500
                                                                                        ==============   ==============

Supplemental disclosure of non-cash investing and financial transactions:
       Equipment under capital lease obligation...................................      $           --   $       24,079
                                                                                        ==============   ==============


  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Operations

     Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices. At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and its CardioSEAL Septal Occluder is in the clinical trials stage in the United States and is sold commercially in Europe and other international markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of March 31, 1998 and for the three month period then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ending December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1998.

3.   Reclassifications

     Certain prior period amounts have been reclassified to conform to current period's presentation.

4.   Cash and Cash Equivalents and Investments in Marketable Securities

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its marketable securities and long-term investments as held-to-maturity.

     Held-to-maturity securities represent those securities which the Company has the intent and ability to hold to maturity and which are reported at amortized cost. The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities greater than one year from the balance sheet date are considered to be long-term investments.

     Cash and cash equivalents, which are carried at cost and approximate market, consist of the following at:

                                         MARCH 31,   DECEMBER 31,
                                           1998          1997
                                           ----          ----
               Cash                    $1,112,790    $1,626,074
               Cash equivalents--
                  Commercial paper      3,966,017     2,964,195
                  Money market            983,468       971,176
                                       ----------    ----------
                                       $6,062,275    $5,561,445
                                       ----------    ----------

     Marketable securities, with a weighted average maturity of approximately six months and three months at March 31, 1998 and December 31, 1997, respectively, are carried at cost and approximate market and consist of the following at:

                                              MARCH 31,   DECEMBER 31,
                                                1998          1997
                                                ----          ----
               Held-to-maturity--
               Eurodollar bonds              $ 9,876,571   $10,619,598
               Commercial paper                5,000,000     5,985,895
               Corporate debt securities       2,732,301     2,388,681
               Zero coupon bonds               1,179,987     1,162,233
               Medium-term notes                 349,977       665,998
                                             -----------   -----------
                                             $19,138,836   $20,822,405
                                             ===========   ===========

     Long-term investments, with a weighted average maturity of approximately 15 months and 15 1/2 months at March 31, 1998 and December 31, 1997, respectively, are carried at cost and approximate market and consist of the following at:

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                               MARCH 31,   DECEMBER 31,
                                                 1998         1997
                                                 ----         ----
               Held-to-maturity--
               Eurodollar bonds              $1,665,197    $
               Corporate debt securities        604,914       975,590
               Medium-term notes                502,063       502,468
                                             ----------    ----------
                                             $2,772,174    $1,478,058
                                             ==========    ==========

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                               MARCH 31,   DECEMBER 31,
                                                 1998         1997
                                                 ----         ----
               Short-term interest
               receivable                      $561,480      $476,559
               Long-term interest
               receivable                        24,403         5,676
                                               --------      --------
                                               $585,883      $482,235
                                               ========      ========

5.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                                               MARCH 31,   DECEMBER 31,
                                                 1998         1997
                                                 ----         ----
               Components                    $  591,524    $  625,381
               Finished Goods                   612,958       445,884
                                             ----------    ----------
                                             $1,204,482    $1,071,265
                                             ==========    ==========

     Finished goods consist of materials, labor and manufacturing overhead.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

6.   Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

          Asset Classification                    Estimated Useful Life
          --------------------                    ---------------------
          Laboratory and computer equipment       3-7 Years
          Leasehold improvements                  Life of Lease
          Equipment under capital leases          Life of Lease
          Office furniture and equipment          5-10 Years

7.   Net Income per Common and Common Equivalent Share

     In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Calculations of basic and diluted net income per share are as follows:

                                                     March 31,
                                                1998           1997
                                                ----           ----
          Net income available to common
             stockholders                    $    644,303  $    79,361
                                             ============  ===========
          Weighted average common
             shares outstanding                 9,823,186    9,437,676
          Potential common stock pursuant
             to stock options                   1,129,308    1,500,980
                                             ------------  -----------
          Diluted weighted average shares
             outstanding                       10,952,494   10,938,656
                                             ============  ===========
          Basic income per share             $        .07  $       .01
                                             ============  ===========
          Diluted income per share           $        .06  $       .01
                                             ============  ===========

8.   Lease Finance Facility Agreement

     In June 1997, the Company entered into a $1.0 million lease finance facility agreement with a bank under which the Company leases equipment at an interest

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

     rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through March 2003. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and its affiliate, Image Technologies Corporation ("ITC"), respectively, of which $332,000 and $218,000 was outstanding as of March 31, 1998 for the Company and ITC, respectively. On April 1, 1998, the Company entered into a new agreement with the bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. No borrowings have been made under this new agreement. The Company also has outstanding borrowings of $406,000 under an expired lease finance facility agreement with the same bank. The Company guarantees the outstanding leases of ITC under these agreements.

9.   Accrued Expenses

     Accrued expenses consist of the following at:

                                               MARCH 31,     DECEMBER 31,
                                                 1998           1997
                                                 ----           ----
               Income taxes payable            $316,176      $ (8,000)
               Royalties                        146,196       116,012
               Payroll and payroll related       90,081       252,425
               Leasehold improvements                --        48,553
               Other accrued expenses           307,259       577,138
                                               --------      --------
                                               $859,712      $986,128
                                               ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation, the impact of healthcare reform programs and competitive products and pricing, risks associated with technology and product development and commercialization, potential product liability, management of growth and dependence on significant corporate relationships and other risks detailed in the Company's Annual Report on Form 10-K for the period ending December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Revenues. Revenues for the three months ended March 31, 1998 increased to $3.4 million from $2.2 million for the three months ended March 31, 1997 (a 55% increase). Product sales increased to $2.6 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997 (a 37% increase) primarily due to increased unit sales of vena cava filters and CardioSEAL Septal Occluders during the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. License fees for the three months ended March 31, 1998 increased to $768,000 from $250,000 for the three months ended March 31, 1997 (a 207% increase). Specifically, the Company recorded $375,000 in minimum quarterly license fees, $300,000 in milestone payments and $93,000 in cost reduction incentives from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the three months ended March 31, 1998. The three months ended March 31, 1997 included $250,000 of minimum royalty payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $1,500 for the three months ended March 31, 1998 from $31,000 for the three months ended March 31, 1997 (a 95% decrease), due to the completion of the Company's transfer of its stent technology to Boston Scientific in November 1995, which resulted in a significant reduction of stent development costs incurred by the Company on behalf of Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $1.0 million for the three months ended March 31, 1998 from $896,000 for the three months ended March 31, 1997 (a 12% increase) primarily due to the increase in unit sales of the vena cava filter and CardioSEAL Septal Occluder. Cost of product sales, as a percent of product sales, decreased to 38% for the three months ended March 31, 1998 from 47% for the three months ended March 31, 1997. This decrease primarily reflects the impact of the Company's reorganization of its vena cava filter operations during the second quarter of 1997, which has resulted in lower per unit manufacturing costs for the vena cava filter.

Research and Development. Research and development expenses increased to $764,000 for the three months ended March 31, 1998 from $753,000 for the three months ended March 31, 1997 (a 1% increase). The increase reflects increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs and engineering expenses. The Company received reimbursement from Boston Scientific for $1,500 and $31,000 of these expenses in the three months ended March 31, 1998 and 1997, respectively, which amounts are also included in revenues.

General and Administrative. General and administrative expenses for the three months ended March 31, 1998 were $680,000 and remained relatively consistent with the $676,000 of expenses recorded in the three month period ended March 31, 1997 (a 1% increase). The increase is the result of the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $321,000 for the three months ended March 31, 1998 from $138,000 for the three months ended March 31, 1997 (a 133% increase). The increase related primarily to marketing activities related to the CardioSEAL Septal Occluder in connection with the commencement of commercial sales of this product in Europe and other international markets in June 1997.

Interest Income, Net. Interest income, net was $383,000 for the three months ended March 31, 1998 as compared to $402,000 for the three months ended March 31, 1997 (a 5% decrease). The decrease was primarily a result of the Company's investments earning slightly lower interest rates and lower average cash and investment balances during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Income Taxes. The Company had a provision for income taxes of $332,000 and $40,500 for the three months ended March 31, 1998 and 1997, respectively, based on an operating income of $976,000 and $120,000 for the respective periods and an estimated effective tax rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1998, the Company's operations provided cash of $250,000. In the three months ended March 31, 1997, the Company's operations utilized cash of $523,000, which was used primarily for working capital.

Purchases of property and equipment for use in its research and development, manufacturing and general and administrative activities amounted to $37,000 and $81,000 for the three months ended March 31, 1998 and 1997, respectively. In June 1997, the Company entered into a $1.0 million equipment lease line of credit agreement with the bank without covenants. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and its affiliate, Image Technologies Corporation ("ITC"), respectively, of which $332,000 and $218,000 was outstanding as of March 31, 1998, respectively. On April 1, 1998, the Company entered into a new agreement with the bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. No borrowings have been made under this new agreement. The Company also has outstanding borrowings of $406,000 under an expired lease finance facility agreement with the same bank. The Company guarantees the outstanding leases of ITC under these agreements.

In connection with the Company's acquisition of a 23% ownership interest in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt. The Company anticipates that it will begin funding the operations of ITC in May 1998 through this credit line for a period of approximately twelve months. Any credit extended to ITC under this credit line will bear interest at a rate equal to ten percent (10%) per annum.

The Company is party to various other significant contractual arrangements, including salaries and fees for current employees and consultants, the number of which is likely to increase as additional agreements are entered into and additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 8 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1998. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company has reviewed its internal computer systems and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs related to ensuring that systems will be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

The Company believes that its existing resources and cash flow from current operations will be sufficient to fund its current level of operations and planned new product development, including increased working capital requirements and capital expenditures, for the foreseeable future. The Company expects to expend substantial resources to complete development of the Company's products, to seek regulatory clearances or approvals, to build its marketing, sales and manufacturing organizations and to conduct further research and development.

The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any collaborative, licensing and other arrangements that the Company may establish.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

                                    PART II

                               OTHER INFORMATION



Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

     (c)  Recent Sales of Unregistered Securities.  During the quarterly period
          ---------------------------------------
          ended March 31, 1998, the Company granted options to employees and directors to purchase an aggregate of 160,100 shares, including: (i) incentive stock options under the 1996 Stock Option Plan to purchase 100,100 shares at a weighted average exercise price of $7.49; (ii) non-qualified stock options under the 1996 Stock Option Plan for Non-Employee Directors to purchase 10,000 shares at a weighted average exercise price of $7.38; (iii) non-qualified stock options under the 1996 Stock Option Plan to purchase 25,000 shares at a weighted average exercise price of $10.50; and iv) non-qualified stock options to purchase 25,000 shares at an exercise price of $10.50.

     (d)  Uses of Proceeds from Registered Securities.  There has been no change
          -------------------------------------------
          to the information previously provided by the Company on its Quarterly Report on Form 10-Q for the period ended September 30, 1997, as amended, relating to securities sold by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.
          --------

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K.
          --------------------

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NITINOL MEDICAL TECHNOLOGIES, INC.



Date: May 6, 1998             By:   /s/Thomas M. Tully
                                    -------------------------------------------
                                    Thomas M. Tully
                                    President and Chief Executive Officer


Date: May 6, 1998             By:   /s/Theodore I. Pincus
                                    -------------------------------------------
                                    Theodore I. Pincus
                                    Executive Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX


Exhibits
--------

     27.1     Financial Data Schedule