Form 10-Q/A
period 1998-03-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-05-15
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

[X] Amendment No. 1 to the quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

               or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

     Commission file number:  0-21001


                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                              95-4090463
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

27 Wormwood Street, Boston, Massachusetts                        02210
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

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

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----

Part II.  Other Information                                      Page Number
          -----------------                                      -----------
Item 6.        Exhibits and Reports on Form 8-K                        3

Signatures

Exhibit 10.1   Consulting Agreement between the Company and
               Morris Simon, M.D., dated February 27, 1998

Exhibit 10.2   Assignment Agreement between the Company and
               Morris Simon, M.D., dated February 27, 1998

Exhibit 10.3   Stock Option Agreement evidencing grant by the
               Company to Morris Simon, M.D. on February 27, 1998

Exhibit 10.4 Non-Plan Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D. on February 27, 1998

Exhibit 10.5 Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated
               February 27, 1998


                                    PART II

                               OTHER INFORMATION

Item 6(a) is hereby amended in its entirety to read as follows:

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------


      (a) Exhibits.
          --------

          10.1 Consulting Agreement between the Company and Morris Simon, M.D., dated February 27, 1998

          10.2 Assignment Agreement between the Company and Morris Simon, M.D., dated February 27, 1998

          10.3 Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D. on February 27, 1998

          10.4 Non-Plan Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D. on February 27, 1998

          10.5 Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998

          27.1         Financial Data Schedule

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NITINOL MEDICAL TECHNOLOGIES, INC.

Date:     May 12, 1998       By: /s/ Thomas M. Tully
                                 ________________________________________
                                 Thomas M. Tully
                                 President and Chief Executive Officer


Date:     May 12, 1998       By: /s/ Theodore I. Pincus
                                 ________________________________________
                                 Theodore I. Pincus
                                 Executive Vice President and
                                 Chief Financial Officer

                                 Exhibit Index
                                 -------------


  Exhibits
------------

   10.1        Consulting Agreement between the Company and
               Morris Simon, M.D., dated February 27, 1998

   10.2        Assignment Agreement between the Company and
               Morris Simon, M.D., dated February 27, 1998

   10.3 Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D. on February 27, 1998

   10.4 Non-Plan Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D. on February 27, 1998

   10.5 Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated
               February 27, 1998