Form 10-Q
period 1998-06-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-08-05
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

               or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

     Commission file number:  0-21001

                      Nitinol Medical Technologies, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             95-4090463
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

27 Wormwood Street, Boston, Massachusetts                           02210
-----------------------------------------                         ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 617-737-0930
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No   [_]

     As of July 31, 1998, there were 10,503,210 shares of Common Stock, $.001 par value per share, outstanding.

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----

Part 1.   Financial Information                                 Page Number
          ---------------------                                 -----------

   Item 1.    Financial Statements.                                  1
              Consolidated Balance Sheets at December 31, 1997
              and June 30, 1998                                      1

              Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1998 and 1997      2

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997                3

              Notes to Consolidated Financial Statements             4

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.        10

   Item 3.    Quantitative and Qualitative Disclosures about
              Market Risk.                                          17

Part II.  Other Information                                         18
          -----------------

   Item 2.    Changes in Securities and Use of Proceeds.            18

   Item 4.    Submission of Matters to a Vote of Security Holders   18

   Item 6.    Exhibits and Reports on Form 8-K                      18

Signatures                                                          19

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Part I -- Financial Information
-------------------------------
Item 1. Financial Statements
        --------------------
                                  (UNAUDITED)

                                                                               AT                        AT
                                                                            JUNE 30,                 DECEMBER 31,
                                                                              1998                       1997
                                                                         --------------             --------------
     ASSETS
Current assets:
     Cash and cash equivalents                                            $ 18,130,222               $  5,561,445
     Marketable securities                                                   7,177,259                 20,822,405
     Accounts receivable, net of allowances for doubtful accounts of $205,000 and $125,000 as of June 30, 1998 and
       December 31, 1997, respectively                                       3,299,381                  2,317,408
     Inventories                                                             1,316,173                  1,071,265
     Prepaid expenses and other current assets                                 787,559                  1,110,271
                                                                         --------------             --------------
               Total current assets                                         30,710,594                 30,882,794
                                                                         --------------             --------------

Property and equipment, at cost:
     Laboratory and computer equipment                                       1,168,190                  1,091,380
     Leasehold improvements                                                  1,127,082                  1,135,583
     Equipment under capital lease                                             965,723                    948,155
     Office furniture and equipment                                            159,201                    143,640
                                                                         --------------             --------------
                                                                             3,420,196                  3,318,758
     Less--Accumulated depreciation and amortization                         1,105,667                    845,512
                                                                         --------------             --------------
                                                                             2,314,529                  2,473,246
                                                                         --------------             --------------

Investments in long-term marketable securities                               1,914,827                  1,478,058

Investment in affiliate                                                        354,463                        --

Other assets                                                                   651,271                    171,415
                                                                         --------------             --------------
                                                                          $ 35,945,684               $ 35,005,513
                                                                         ==============             ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $    780,062               $    166,248
     Accrued expenses                                                          663,845                    986,128
     Current portion of capital lease obligation                               171,688                    168,736
     Deferred revenue                                                              --                     300,000
                                                                         --------------             --------------
               Total current liabilities                                     1,615,595                  1,621,112
                                                                         --------------             --------------
Capital lease obligation, net of current portion                               538,913                    612,458

Stockholders' equity
     Common stock, $.001 par value--
          Authorized--30,000,000 shares
          Issued and outstanding--9,828,213 and 9,823,186 shares
          at June 30, 1998 and December 31, 1997, respectively                   9,829                      9,824
     Additional paid-in capital                                             36,655,142                 36,610,997
     Accumulated deficit                                                    (2,873,795)                (3,848,878)
                                                                         --------------             --------------
          Total stockholders' equity                                        33,791,176                 32,771,943
                                                                         --------------             --------------
                                                                          $ 35,945,684               $ 35,005,513
                                                                         ==============             ==============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                              1998           1997                     1998           1997
                                                          ---------------------------             ---------------------------
Revenues:
   Product sales                                          $  2,916,637   $  1,990,672             $  5,525,522   $  3,889,715
   License fees                                                457,500        250,000                1,225,799        500,000
   Product development                                             --          19,754                    1,453         50,394
                                                          ---------------------------             ---------------------------
                                                             3,374,137      2,260,426                6,752,774      4,440,109
                                                          ---------------------------             ---------------------------

Expenses:
   Cost of product sales                                     1,094,459        921,091                2,114,138      1,816,684
   Research and development                                    907,930        721,956                1,672,365      1,474,709
   General and administrative                                  702,612        724,570                1,382,813      1,400,796
   Selling and marketing                                       404,462        246,607                  725,359        384,348
   In-process research and development                             --       2,449,072                      --       2,449,072
   Restructuring charge                                            --         193,635                      --         193,635
                                                          ---------------------------             ---------------------------
                                                             3,109,463      5,256,931                5,894,675      7,719,244
                                                          ---------------------------             ---------------------------
          Income (loss) from operations                        264,674     (2,996,505)                 858,099     (3,279,135)
                                                          ---------------------------             ---------------------------

Equity in loss of affiliate                                     93,337            --                    93,337            --

Interest expense                                               (14,828)       (10,317)                 (30,555)       (19,747)
Interest income                                                392,771        394,558                  791,376        806,479
                                                          ---------------------------             ---------------------------
                                                               377,943        384,241                  760,821        786,732
                                                          ---------------------------             ---------------------------
          Income (loss) before provision for
            income taxes                                       549,280     (2,612,264)               1,525,583     (2,492,403)

Provision (benefit) for income taxes                           218,500        (17,500)                 550,500         23,000
                                                          ---------------------------             ---------------------------
   Net income (loss)                                      $    330,780   $ (2,594,764)            $    975,083   $ (2,515,403)
                                                          ===========================             ===========================
Basic net income (loss) per common share                  $       0.03   $      (0.27)            $       0.10   $      (0.26)
                                                          ===========================             ===========================
Weighted average common shares outstanding                   9,828,213      9,551,895                9,825,713      9,495,101
                                                          ===========================             ===========================
Diluted net income (loss) per common share                $       0.03   $      (0.27)            $       0.09   $      (0.26)
                                                          ===========================             ===========================
Diluted weighted average common shares outstanding          10,845,316      9,551,895               10,904,221      9,495,101
                                                          ===========================             ===========================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     FOR THE SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                       1998              1997
                                                                                                ----------------------------------
Cash flows from operating activities:
     Net income                                                                                        975,083       (2,515,403)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities-
                Depreciation and amortization                                                          267,806          210,144
                Equity in loss of affiliate                                                             93,337                -
                Acceleration of stock options                                                                -          111,576
                Changes in assets and liabilities-
                                Accounts receivable                                                   (981,973)        (729,169)
                                Inventories                                                           (244,908)        (178,004)
                                Prepaid expenses and other current assets                              322,712         (441,585)
                                Accounts payable                                                       613,814           65,527
                                Accrued expenses                                                      (322,283)        (150,395)
                                Deferred revenue                                                      (300,000)               -

                                                                                                 ------------------------------
                                    Net cash provided by (used in) operating activities                423,588       (3,627,309)
                                                                                                 ------------------------------

Cash flows from investing activities:
     Maturities of marketable securities                                                            13,208,377        5,435,165
     Purchases of property and equipment                                                               (83,870)        (150,597)
     Decrease in other assets                                                                         (487,506)         (31,052)
     Increase in investment in affiliate                                                              (447,800)               -

                                                                                                 ------------------------------
                                    Net cash provided by investing activities                       12,189,201        5,253,516
                                                                                                 ------------------------------

Cash flows from financing activities:
     Payments of capital lease obligations                                                             (88,162)         (49,625)
     Exercise of stock options                                                                               -          333,356
     Issuance of common stock pursuant to employee stock purchase plan                                  44,150                -

                                                                                                 ------------------------------
                                    Net cash provided by (used in) financing activities                (44,012)         283,731
                                                                                                 ------------------------------

Net increase in cash and cash equivalents                                                           12,568,777        1,909,938
Cash and cash equivalents, beginning of period                                                       5,561,445        4,082,486
                                                                                                 ------------------------------
Cash and cash equivalents, end of period                                                          $ 18,130,222      $ 5,992,424
                                                                                                 ==============================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                Interest                                                                          $     30,555      $    19,747
                                                                                                 ==============================
                Taxes                                                                             $    517,324      $    14,000
                                                                                                 ==============================

Supplemental disclosure of non-cash investing and financing transactions:
     Write-off of abandonement of leasehold improvements                                          $          -      $   111,472
                                                                                                 ==============================
     Equipment under capital lease obligation                                                     $          -      $    24,079
                                                                                                 ==============================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Operations

   Nitinol Medical Technologies, Inc. (the Company) designs, develops, and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters, and septal repair devices. At this time, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad, and the CardioSEAL Septal Occluder is in the clinical trials stage in the United States and is sold commercially in Europe and other international markets. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation.

2. Interim Financial Statements

   The accompanying Consolidated Financial Statements as of June 30, 1998 and for the three and six month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ending December 31, 1997 as filed on Form 10-K on March 17, 1998 and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1998.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


3. Subsequent Events

   On July 8, 1998 the Company acquired Elekta Neurosurgical Instruments (ENI) for $33 million. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations, and accordingly ENI's results of operations will be included in those of the Company as of the acquisition date. The transaction was financed with $13 million of the Company's cash and $20 million of subordinated debt from an affiliate of a significant stockholder of the Company. The subordinated debt, which is secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains certain restrictive covenants. A total of 675,000 shares of the Company's $.001 par value common stock was issued to the significant stockholder and its affiliate in connection with this transaction. The shares are accompanied by certain demand and "piggy-back" registration rights. In addition, the Company paid the stockholder a debt placement fee of $600,000 in connection with this transaction.

4. Reclassifications

   Certain prior period amounts have been reclassified to conform to current period's presentation.

5. Cash and Cash Equivalents and Investments in Marketable Securities

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its marketable securities as held-to-maturity and available-for-sale and its long-term investments as held-to-maturity.

   Held-to-maturity securities represent those securities which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with any unrealized gains and losses included in stockholders' equity. There were no unrealized gains and losses at June 30, 1998 and December 31, 1997. The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with maturities greater than one year from the balance sheet date are considered to be long-term investments.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

5. Cash and Cash Equivalents and Investments in Marketable Securities-- (continued)

   Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following at:

                                        JUNE 30,             DECEMBER 31,
                                          1998                  1997
                                  ---------------------  ------------------
        Cash                          $18,118,320            $1,626,074
        Cash equivalents--
           Money market                    11,902               971,176
           Commercial paper                    --             2,964,195
                                      -----------            ----------
                                      $18,130,222            $5,561,445
                                      ===========            ==========

   Marketable securities, with a weighted average maturity of approximately four months and three months at June 30, 1998 and December 31, 1997, respectively, are carried at cost and approximate market value and consist of the following at:

                                             JUNE  30,         DECEMBER 31,
                                               1998               1997
                                         -----------------  ----------------
        Held-to-maturity--
           Eurodollar bonds                  $4,468,917        $10,619,598
           Zero coupon bonds                  1,197,837          1,162,233
           Corporate debt securities            510,505          2,388,681
           Commercial paper                          --          5,985,895
           Medium-term notes                         --            665,998
                                             ----------        -----------
                                             $6,177,259        $20,822,405
                                             ----------        -----------
  Available for sale--
     Taxable auction securities               1,000,000                 --
                                             ----------        -----------
                                             $7,177,259        $20,822,405
                                             ==========        ===========

   Long-term investments, with a weighted average maturity of approximately 13 months and 15 1/2 months at June 30, 1998 and December 31, 1997, respectively, are carried at cost and approximate market value and consist of the following at:

                                             JUNE 30,            DECEMBER 31,
                                               1998                 1997
                                         -----------------  --------------------
        Held-to-maturity--
           Eurodollar bonds                  $  911,477           $       --
           Medium-term notes                    501,658              502,468
           Corporate debt securities                 --              975,590
                                             ----------           ----------
                                             $1,914,827           $1,478,058
                                             ==========           ==========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


5. Cash and Cash Equivalents and Investments in Marketable Securities-- (continued)

   In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                              JUNE 30,        DECEMBER 31,
                                               1998               1997
                                         -----------------  --------------
       Short-term interest receivable        $212,762           $476,559
       Long-term interest receivable           36,403              5,676
                                             --------           --------
                                             $249,165           $482,235
                                             ========           ========

6. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at:

                                    JUNE 30,          DECEMBER 31,
                                     1998                1997
                                  -----------         ------------
       Components                  $  642,823          $  625,381
       Finished Goods                 673,350             445,884
                                   ----------          ----------
                                   $1,316,173          $1,071,265
                                   ==========          ==========

   Finished goods consist of materials, labor and manufacturing overhead.

7. Depreciation and Amortization

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

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


8. Net Income (Loss) per Common and Common Equivalent Share

   In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings (loss) per share and applies to entities with publicly held common stock or potential common stock. Calculations of basic and diluted net income (loss) per share are as follows:

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    1998           1997          1998           1997
                                                ------------  --------------  -----------  ---------------
      Net income (loss) available to
          common stockholders                    $   330,780    $(2,594,764)  $   975,083     $(2,515,403)
                                                 ===========    ===========   ===========     ===========
      Weighted average common shares
          outstanding                              9,828,213      9,551,895     9,825,713       9,495,101
      Potential common stock pursuant to
          stock options                            1,017,103             --     1,078,508              --
                                                 -----------    -----------   -----------     -----------
      Diluted weighted average shares
          outstanding                             10,845,316      9,551,895    10,904,221       9,495,101
                                                 ===========    ===========   ===========     ===========
      Basic income (loss) per share              $       .03    $     (.27)   $       .10     $     (.26)
                                                 ===========    ===========   ===========     ===========
      Diluted income (loss) per share            $       .03    $     (.27)   $       .09     $     (.26)
                                                 ===========    ===========   ===========     ===========

9. Investment in Affiliate

   In connection with the Company's acquisition of a 23% ownership interest in Image Technologies Corporation (ITC), the Company extended to ITC a credit line of up to $2.0 million of senior debt that bears interest at 10% per annum. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and, as of June 30, 1998, owed the Company $447,800 plus accrued interest. The Company has not recorded interest income on the note receivable from ITC because interest is not due until May 29, 1999 and payment will be waived if the Company exercises its option to convert its senior debt into additional equity, which converts at the rate of one percent of ownership per $100,000 borrowed. This option expires on May 29, 1999. The Company believes that if it does not exercise this option the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. In the quarter ended June 30, 1998, the Company recorded $93,337 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

10. Lease Finance Facility Agreement

    The Company has outstanding borrowings of $379,000 under an expired lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Upon expiration of this agreement in June 1997, the Company entered into a $1.0 million lease finance facility agreement with the same bank under similar terms. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and its affiliate, ITC, respectively, of which $315,000 and $204,000 was outstanding as of June 30, 1998, respectively. On April 1, 1998, the Company entered into a new agreement with this bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. Borrowings of $18,000 and $20,000 have been made under this new agreement by the Company and ITC, respectively, of which $17,000 and $19,000 was outstanding as of June 30, 1998, respectively. Leases under these agreements are payable in equal monthly installments over a period of 36-60 months and expire through May 2003. The Company guarantees the outstanding leases of ITC under these agreements.

11. Accrued Expenses

    Accrued expenses consist of the following at:

                                                JUNE 30,       DECEMBER 31,
                                                  1998             1997
                                            ----------------  --------------
     Income taxes payable                        $ 25,176        $ (8,000)
     Royalties                                    164,287         116,012
     Payroll and payroll related                   57,759         252,425
     Leasehold improvements                            --          48,553
     Other accrued expenses                       416,623         577,138
                                                 --------        --------
                                                 $663,845        $986,128
                                                 ========        ========

12. New Accounting Standard

    The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of this did not have a material effect on the financial statements, as the only elements of comprehensive income related to the Company are foreign currency gains and losses, which are not material.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement by the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance of the Company's products, government regulation and uncertainty of product approvals, uncertainties associated with intellectual property rights and litigation, the impact of healthcare reform programs and competitive products and pricing, risks associated with technology and product development and commercialization, potential product liability, management of growth, dependence on significant corporate relationships, and other risks detailed under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998 and in the Company's other filings made from time to time with the SEC. In addition, achieving the anticipated benefits of the Company's acquisition of Elekta Neurosurgical Instruments will depend in part upon whether the integration of the two companies' businesses, which will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing organizations and their research and development efforts, is accomplished in an efficient manner. There can be no assurance that the integration will be accomplished smoothly or successfully, and the difficulties of such integration may be increased by the necessity of coordinating geographically-separated organizations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues. Revenues for the three months ended June 30, 1998 increased to $3.4 million from $2.3 million for the three months ended June 30, 1997 (a 48% increase). Product sales increased to $2.9 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997 (a 45% increase). The increase in product sales was due to increased unit sales of vena cava filters and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. License fees for the three months ended June 30, 1998 increased to $457,500 from $250,000 for the three months ended June 30, 1997. Specifically, the Company recorded $375,000 in minimum quarterly license fees and $82,500 in cost reduction incentives from Boston Scientific Corporation ("Boston Scientific") related to its stent technology in the three months ended June 30, 1998. Revenues for the three months ended June 30, 1997 included $250,000 in such quarterly minimum license fee payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) were $20,000 for the three months ended June 30, 1997. No such costs were incurred by the Company during the three months ended June 30, 1998.

Cost of Product Sales. Cost of product sales increased to $1.1 million for the three months ended June 30, 1998 from $921,000 for the three months ended June 30, 1997 (a 19% increase) primarily due to the increases in unit sales of the vena cava filter and the CardioSEAL Septal Occluder. Cost of product sales, as a percent of product sales, decreased to 38% for the three months ended June 30, 1998 from 46% for the three months ended June 30, 1997. This decrease is due primarily to the Company's reorganization of its vena cava filter operations during the second quarter of 1997, which has resulted in lower per unit manufacturing costs for the vena cava filter, as well as to increased sales of the CardioSEAL Septal Occluder, which has a lower cost of product sales as a percent of sales than does the vena cava filter.

Research and Development. Research and development expenses increased to $908,000 for the three months ended June 30, 1998 from $722,000 for the three months ended June 30, 1997 (a 26% increase). The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996 and the closure of patent foramen ovales (PFO) that commenced in the second quarter of 1998, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs and engineering expenses. The Company received reimbursement from Boston Scientific for $20,000 of these expenses during the three months ended June 30, 1997, which is included in revenues for the period then ended.

General and Administrative. General and administrative expenses for the three months ended June 30, 1998 were $703,000 and remained relatively consistent with the $725,000 of expenses recorded during the three months ended June 30, 1997 (a 3% decrease).

Selling and Marketing. Selling and marketing expenses increased to $404,000 for the three months ended June 30, 1998 from $247,000 for the three months ended June 30, 1997 (a 64% increase). The increase resulted primarily from marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials and from the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in European and other international markets.

In-Process Research and Development. For the three months ended June 30, 1997, the Company recorded a charge of $2.4 million for in-process research and development expenses related to the Company's investment in Image Technologies Corporation (ITC) in May 1997. See Note 3(b) of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998, and in Note 9 of the accompanying Notes to Consolidated Financial Statements for the quarter ended June 30, 1998.

Restructuring Charge. During the three months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the quarter ended June 30,1997. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998.

Equity in Loss of Operations. During the three months ended June 30, 1998, the Company recorded $93,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 9 of Notes to Consolidated Financial Statements in the accompanying financial statements for the quarter ended June 30, 1998.

Interest Income, Net. Interest income, net was $378,000 for the three months ended June 30, 1998 as compared to $384,000 for the three months ended June 30, 1997 (a 2% decrease). The decrease was primarily a result of the Company's investments earning slightly lower interest rates and lower average cash and investment balances for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

Income Taxes. The Company had a provision for income taxes of $218,500 for the three months ended June 30, 1998 based on an operating income before equity in the loss of affiliate of $643,000 and an estimated effective tax rate of 34%. For the three months ended June 30, 1997, the Company had a benefit for income taxes of $17,500 which reflects the non-deductibility of the in-process research and development expenses and a portion of the $194,000 restructuring charge recorded in the period. See Notes 3(b) and 4 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues. Revenues for the six months ended June 30, 1998 increased to $6.8 million from $4.4 million for the six months ended June 30, 1997 (a 55% increase). Product sales increased to $5.5 million for the six months ended June 30, 1998 from $3.9 million for the six months ended June 30, 1997 (a 41% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. License fees for the six months ended June 30, 1998 increased to $1,226,000 from $500,000 during the six months ended June 30, 1997. Specifically, the Company recorded $750,000 in minimum quarterly license fees, $300,000 in milestone payments and $176,000 in cost reduction incentives from Boston Scientific. Revenues for the six months ended June 30, 1997 included two quarterly minimum royalty payments of $250,000 each. Product development revenues from Boston Scientific decreased to $1,500 for the six months ended June 30, 1998 from $50,000 for the six months ended June 30, 1997 due to the completion of the Company's transfer of its stent technology to Boston Scientific.

Cost of Product Sales. Cost of product sales increased to $2.1 million for the six months ended June 30, 1998 from $1.8 million for the six months ended June 30, 1997 (a 17% increase) primarily due to the increase in unit sales of the vena cava filter and the CardioSEAL Septal Occluder. Cost of product sales, as a percent of product sales, decreased to 38% for the six months ended June 30, 1998 from 46% for the six months ended June 30, 1997. This decrease is due primarily to the Company's reorganization of its vena cava filter operations during the second quarter of 1997, which has resulted in lower per unit manufacturing costs for the vena cava filter, as well as to increased sales of the CardioSEAL Septal Occluder, which has a lower cost of product sales as a percent of sales than does the vena cava filter.

Research and Development. Research and development expenses increased to $1.7 million for the six months ended June 30, 1998 from $1.5 million for the six months ended June 30, 1997 (a 13% increase). The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996 and the closure of patent foramen ovales (PFO) that commenced in the second quarter of 1998, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs and engineering expenses. The Company received reimbursement from Boston Scientific for $50,000 of these expenses in the six months ended June 30, 1997, which is included in revenues for the period then ended.

General and Administrative. General and administrative expenses remained constant at $1.4 million for the six months ended June 30, 1998 and 1997, respectively.

Selling and Marketing. Selling and marketing expenses increased to $725,000 for the six months ended June 30, 1998 from $384,000 for the six months ended June 30, 1997 (an 89% increase). The increase resulted primarily from marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials and from the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in European and other international markets.

In-Process Research and Development. For the six months ended June 30, 1997, the Company recorded a charge of $2.4 million for in-process research and development expenses related to the Company's investment in ITC in May 1997. See
Note 3(b) of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998 and in Note 9 of the accompanying Notes to Consolidated Financial Statements for the quarter ended June 30, 1998.

Restructuring Charge. During the six months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the six months ended June 30, 1997. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended as of December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998.

Equity in Loss of Operations. During the six months ended June 30, 1998, the Company recorded $93,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 9 of Notes to Consolidated Financial Statements in the accompanying financial statements for the quarter ended June 30, 1998.

Interest Income, Net. Interest income, net was $761,000 for the six months ended June 30, 1998 as compared to $787,000 for the six months ended June 30, 1997 (a 3% decrease). The decrease was primarily a result of the Company's investments earning slightly lower interest rates and lower average cash and investment balances for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

Income Taxes. The Company had a provision for income taxes of $550,500 for the six months ended June 30, 1998 based on an operating income of $1.6 million before the equity in loss of affiliate and an estimated effective tax rate of $34%. For the six months ended June 30, 1997 the Company had a provision for income taxes of $23,000 which reflects the non-deductibility of the in-process research and development expenses and a portion of the $194,000 restructuring charge recorded in the period then ended. See Notes 3(b) and 4 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1998, the Company's operations provided cash of approximately $424,000 which was primarily the result of the net income for the period then ended net of changes in working capital items. During the six months ended June 30, 1997, the Company's operations utilized cash of approximately $3.6 million, of which $2.4 million was used to acquire the 23% interest in Image Technologies Corporation. See Note 3(b) of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998. An additional $1.2 million was used for working capital primarily related to sales of the CardioSEAL Septal Occluder in connection with clinical trials and commercial sales in European and other international markets and for increased vena cava filter sales.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $84,000 for the six months ended June 30, 1998. In June 1997, the Company entered into a $1.0 million equipment lease line of credit agreement without covenants. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and its affiliate, ITC, respectively, of which $315,000 and $204,000 was outstanding as of June 30, 1998. On April 1, 1998, the Company entered into a new agreement with the bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. Borrowings of $18,000 and $20,000 have been made under this agreement by the Company and ITC, respectively, of which $17,000 and $19,000 was outstanding as of June 30, 1998, respectively. The Company also has outstanding borrowings of $379,000 under an expired lease finance facility agreement with the same bank.

In connection with the Company's acquisition of a 23% ownership interest in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt that bears interest at 10% per annum. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and as of June 30, 1998, owed the Company $447,800. The Company has not recorded interest income on the note receivable from ITC because interest is not due until May 29, 1999 and payment will be waived if the Company exercises its option to convert its senior debt into additional equity, which converts at the rate of one percent of ownership per $100,000 borrowed. This option expires on May 29, 1999. The Company believes that if it does not exercise this option the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. In the quarter ended June 30, 1998, the Company recorded $93,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company.

On July 8, 1998 the Company acquired Elekta Neurosurgical Instruments (ENI) for $33 million. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations, and accordingly ENI's results of operations will be included in those of the Company as of the acquisition date. The transaction was financed with $13 million of the Company's cash and $20 million of subordinated debt from an affiliate of a significant stockholder of the Company. The subordinated debt, which is secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains restrictive covenants. The Company anticipates repaying the subordinated debt from its cash flows, including the operations of ENI or from debt or equity financing. A total of 675,000 shares of the Company's $.001 par value common stock was issued to the significant stockholder and its affiliate in connection with this transaction. The shares are accompanied by certain demand and "piggy-back" registration rights. In addition, the Company paid the stockholders a debt placement fee of $600,000 in connection with this transaction.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 9 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company has reviewed its internal computer systems and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs related to ensuring that such systems will be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

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

The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and terms of any collaborative, licensing and other arrangements that the Company may establish.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         Not applicable.

Part II -- Other Information
----------------------------

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

     (c)  Recent Sales of Unregistered Securities. During the quarterly period
          ---------------------------------------
ended June 30, 1998, the Company granted incentive stock options under its 1996 Stock Option Plan to employees and directors to purchase an aggregate of 4,250 shares of common stock at a weighted average exercise price of $6.93.

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

Item 4.   Submission of Matters to a Vote of Security Holders. The 1998 Annual
          ---------------------------------------------------
Meeting of Stockholders of the Company was held on June 3, 1998 (the "Meeting"). Present at the Meeting in person or through representation by proxy were a total of 9,188,061 shares of Common Stock out of a total of 9,828,214 shares entitled to vote, thereby making a quorum. The following actions were taken at the Meeting.

1. Seven Members of the Board of Directors were elected to serve one-year terms. Those elected were Thomas M. Tully, Morris Simon, M.D., C. Leonard Gordon, Michael C. Brooks, R. John Fletcher, Jeffrey R. Jay, M.D. and Robert Van Tassel, M.D. The holders of 9,107,037 shares of Common Stock present or represented and entitled to vote at the Meeting voted to elect the nominees presented for election other than Mr. Fletcher. The holders of 81,024 shares of Common Stock voted against the election of the nominees presented for election other than Mr. Fletcher. The holders of 9,105,458 shares of Common Stock present or represented and entitled to vote at the meeting voted to elect Mr. Fletcher, and the holders of 82,603 shares of Common Stock voted against the election of Mr. Fletcher.

2. The Company's Second Amended and Restated Certificate of Incorporation, which eliminates all references to the Company's convertible preferred stock and redeemable preferred stock as described in the Company's proxy statement, was approved. The holders of 9,089,151 shares of Common Stock present or represented and entitled to vote at the Meeting voted for this proposal, and the holders of 78,700 shares of Common Stock voted against the proposal. The holders of 7,184 shares of Common Stock abstained from voting on this matter, and 13,026 shares of Common Stock were unvoted.

3. The Company's amendment to the 1996 Stock Option Plan as described in the Company's proxy statement and the continuation of such plan, as amended, was approved. The holders of 8,635,324 shares of Common Stock present or represented and entitled to vote at the Meeting voted for this proposal, and the holders of 539,253 shares of Common Stock voted against the proposal. The holders of 13,484 shares of Common Stock abstained from voting on this matter.

4. The Company's 1998 Stock Incentive Plan and the reservation of 800,000 shares of Common Stock for issuance thereunder was approved. The holders of 5,704,922 shares of Common Stock present or represented and entitled to vote at the Meeting voted for this proposal, and the holders of 1,224,326 shares of Common Stock voted against the proposal. The holders of 8,284 shares of Common Stock abstained from voting on this matter, and 2,250,529 shares of Common Stock were unvoted.

5. The selection of Arthur Andersen LLP as the Company's independent auditors for the current year was ratified. The holders of 9,179,662 shares of Common Stock present or represented and entitled to vote at the Meeting voted for this proposal, and the holders of 4,400 shares of Common Stock voted against the proposal. The holders of 3,999 shares of Common Stock abstained from voting on this matter.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibits.
         --------

           3.1     Second Amended and Restated Certificate of Incorporation
          10.1     1996 Stock Option Plan, as amended
          10.2     1998 Stock Incentive Plan
          27.1     Financial Data Schedule

     (b) Reports on Form 8-K. On May 13, 1998, the Company filed a Current
         -------------------
Report on Form 8-K, announcing the execution of a definite agreement to acquire the neurosurgical instruments business of Elekta AB (PUBL), a Swedish Corporation. No financial statements were filed with the report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NITINOL MEDICAL TECHNOLOGIES, INC.


Date:  August 5, 1998              By: /s/ Thomas M. Tully
                                      -------------------------------
                                      Thomas M. Tully
                                      President and Chief Executive
                                         Officer


Date:  August 5, 1998              By: /s/ Theodore I. Pincus
                                      -------------------------------
                                      Theodore I. Pincus
                                      Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits
--------

     3.1  Second Amended and Restated Certificate of Incorporation
    10.1  1996 Stock Option Plan, as amended
    10.2  1998 Stock Incentive Plan
    27.1  Financial Data Schedule