Form 10-Q
period 1998-09-30
NITINOL MEDICAL TECHNOLOGIES INC
filed 1998-11-13
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

          or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from ______ to ______

     Commission file number:  0-21001



                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        95-4090463
           --------                                        ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

27 Wormwood Street, Boston, Massachusetts                      02210
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 617-737-0930
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No ___
                                                ---

     As of November 11, 1998, there were 10,629,190 shares of Common Stock, $.001 par value per share, outstanding.

                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                     INDEX
                                     -----



Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------

 Item 1.   Financial Statements.
           Consolidated Balance Sheets at September 30, 1998
           and December 31, 1997                                          3

           Consolidated Statements of Operations for the
           Three Months Ended September 30, 1998 and 1997
           and for the Nine Months Ended September 30, 1998
           and 1997                                                       4

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997                  5

           Notes to Consolidated Financial Statements                     6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                15

 Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk.                                                  25

Part II. Other Information
         -----------------

 Item 2.   Changes in Securities and Use of Proceeds.                    26

 Item 5.   Other Information.                                            26

 Item 6.   Exhibits and Reports on Form 8-K.                             27

Signatures                                                               28

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



Part I   Financial Information
------------------------------
Item 1.  Financial Statements.
         ---------------------
                                  (UNAUDITED)

                                                                                    AT                 AT
                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1998               1997
                                                                               -------------       ------------
      ASSETS
Current assets:
  Cash and cash equivalents                                                     $  4,123,366        $ 5,561,445
  Marketable securities                                                            5,846,313         20,822,405
  Accounts receivable, net of allowances for doubtful
      accounts  of $811,000 and $125,000 as of
      September 30, 1998 and December 31, 1997,
      respectively                                                                11,514,427           2,317,408
  Inventories                                                                      8,554,062           1,071,265
  Prepaid expenses and other current assets                                        3,498,201           1,110,271
                                                                                ------------        ------------
                 Total current assets                                             33,536,369          30,882,794
                                                                                ------------        ------------
Property and equipment, at cost:
  Land and Buildings                                                              13,056,000                   -
  Laboratory and computer equipment                                                3,614,672           1,091,380
  Office furniture and equipment                                                   1,297,809             143,640
  Leasehold improvements                                                           1,122,235           1,135,583
  Equipment under capital lease                                                    1,006,693             948,155
                                                                                ------------        ------------
                                                                                  20,097,409           3,318,758
  Less--Accumulated depreciation and amortization                                  1,911,290             845,512
                                                                                ------------        ------------
                                                                                  18,186,119           2,473,246
                                                                                ------------        ------------
Investments in long-term marketable securities                                     1,516,269           1,478,058
Investment in affiliate                                                              999,849                   -
Goodwill and other intangible assets                                               8,080,686                   -
Other assets                                                                       2,960,191             171,415
                                                                                ------------        ------------
                                                                                $ 65,279,483        $ 35,005,513
                                                                                ============        ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              $  4,359,927        $    166,248
  Accrued expenses                                                                 4,924,134             986,128
  Current portion of capital lease obligation                                        178,500             168,736
  Current portion of senior debt                                                     184,000                   -
  Current portion of deferred tax liability                                          106,226                   -
  Deferred revenue                                                                         -             300,000
                                                                                ------------        ------------
                 Total current liabilities                                         9,752,787           1,621,112
                                                                                ------------        ------------
Capital lease obligation, net of current portion                                     525,778             612,458
Senior debt, net of current portion                                                  313,000
Subordinated debt, net of original issue discount                                 16,886,666                   -
Deferrred tax liability                                                            4,142,831                   -
                                                                                ------------        ------------
                 Total long-term liabilities                                      21,868,275             612,458
                                                                                ------------        ------------
Stockholders' equity
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-10,622,245 and 9,823,186 shares
                 at September 30, 1998 and December 31,1997, respectively             10,623               9,824
     Addditional paid-in capital                                                  40,800,368          36,610,997
     Cumulative translation adjustment                                               669,000                   -
     Accumulated deficit                                                          (7,821,570)         (3,848,878)
                                                                                ------------        ------------
                 Total stockholders' equity                                       33,658,421          32,771,943
                                                                                ------------        ------------
                                                                                $ 65,279,483        $ 35,005,513
                                                                                ============        ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.


              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                                SEPTEMBER 30,
                                                      1998                1997                       1998              1997
                                                  --------------------------------             --------------------------------
Revenues:
     Product sales                                $ 11,920,173         $ 2,265,077             $   17,445,695      $  6,154,792
     License fees                                      296,558             250,000                  1,522,357           750,000
     Product development                                     -               8,216                      1,453            58,610
                                                  --------------------------------             --------------------------------
                                                    12,216,731           2,523,293                 18,969,505         6,963,402
                                                  --------------------------------             --------------------------------
Expenses:
     Cost of product sales                           5,024,891             917,213                  7,139,029         2,802,896
     Research and development                        1,120,353             793,909                  2,792,718         2,268,618
     General and administrative                      2,234,606             636,604                  3,547,956         1,968,402
     Selling and marketing                           2,748,310             294,128                  3,473,668           678,475
     In-process research and development             4,710,000                   -                  4,710,000         2,449,072
     Merger and integration                            687,242                   -                    687,242           193,635
                                                  --------------------------------             --------------------------------
                                                    16,525,402           2,641,854                 22,350,613        10,361,098
                                                  --------------------------------             --------------------------------
                 Loss from operations               (4,308,671)           (118,561)                (3,381,108)       (3,397,696)
                                                  --------------------------------             --------------------------------

Equity in loss of affiliate                           (154,614)                  -                   (247,951)                -

Currency Transaction Loss                              (18,939)                  -                    (88,403)                -

Interest expense                                      (658,973)            (10,979)                  (689,528)          (30,726)
Interest income                                        155,109             394,624                    946,485         1,201,103
                                                  --------------------------------             --------------------------------
                                                      (503,864)            383,645                    256,957         1,170,377
                                                  --------------------------------             --------------------------------

                 Income (loss) before provision
                   for income taxes                 (4,986,088)            265,084                 (3,460,505)       (2,227,319)

Provision (benefit) for income taxes                   (38,313)             90,500                    512,187           113,500
                                                  --------------------------------             --------------------------------

     Net income (loss)                            $ (4,947,775)        $   174,584             $   (3,972,692)     $ (2,340,819)
                                                  ================================             ================================

Basic net income (loss) per common share          $      (0.47)        $      0.02             $        (0.40)     $      (0.25)
                                                  ================================             ================================
Weighted average common shares outstanding          10,464,675           9,614,778                 10,041,041         9,535,505
                                                  ================================             ================================
Diluted net income (loss) per common share        $      (0.47)             $ 0.02             $        (0.40)     $      (0.25)
                                                  ================================             ================================
Diluted weighted average common and common
  equivalent shares outstanding                     10,464,675          11,151,490                 10,041,041         9,535,505
                                                  ================================             ================================



The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       1998             1997
                                                                                  ------------------------------
Cash flows from operating activities:
     Net loss                                                                     $ (3,972,692)    $ (2,340,819)
     Adjustments to reconcile net loss to net cash
     used in operating activities-
                In-process research & development                                    4,710,000                -
                Depreciation and amortization                                          959,657          329,211
                Equity in loss of affiliate                                            247,951                -
                Acceleration of stock options                                           11,679          111,576
                Changes in assets and liabilities-
                                Accounts receivable                                 (8,663,892)        (909,205)
                                Inventories                                            416,260         (331,130)
                                Prepaid expenses and other current assets           (1,193,929)        (338,949)
                                Accounts payable                                     6,078,947         (268,844)
                                Accrued expenses                                       274,004           99,985
                                Deferred revenue                                      (300,000)               -

                                                                                  ----------------------------
                                    Net cash used in operating activities           (1,432,015)      (3,648,175)
                                                                                  ----------------------------
Cash flows from investing activities:
     Maturities of marketable securities                                            14,920,848        4,954,164
     Purchases of property and equipment                                              (551,004)        (213,827)
     Increase in other assets                                                         (971,871)         (63,003)
     Increase in investment in affiliate                                            (1,247,800)               -
     Acquisition of Elekta Neurosurgical Instruments, net of cash acquired         (33,193,714)               -

                                                                                  -----------------------------
                                    Net cash provided by
                                      (used in) investing activities               (21,043,541)       4,677,334
                                                                                  -----------------------------
Cash flows from financing activities:
     Payments of capital lease obligations                                            (135,454)         (86,003)
     Proceeds from issuance of common stock                                          4,134,341          660,317
     Issuance of common stock pursuant to employee stock purchase plan                  44,151                -
     Payments senior debt                                                              (17,592)               -
     Increase in subordinated debt, net                                             16,744,999                -

                                                                                  -----------------------------
                                    Net cash provided by financing activities       20,770,445          574,314
                                                                                  -----------------------------

Effect of exchange rate changes on cash                                                267,032                -

Net increase (decrease) in cash and cash equivalents                                (1,438,079)       1,603,473
Cash and cash equivalents, beginning of period                                       5,561,445        4,082,486
                                                                                  -----------------------------
Cash and cash equivalents, end of period                                          $  4,123,366     $  5,685,959
                                                                                  =============================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                Interest                                                          $    689,528     $     30,726
                                                                                  =============================
                Taxes                                                             $    528,324     $     28,500
                                                                                  =============================

Supplemental disclosure of non-cash investing and financing transactions:
     Equipment under capital lease obligation                                     $     58,538     $    303,481
                                                                                  =============================
     Write-off of abandonement of leasehold improvements                          $          -     $    111,472
                                                                                  =============================
     Acquisition of Elekta Neurosurgical Instruments:
                Fair value of assets acquired                                     $ 32,691,000     $         -
                Goodwill and intangible assets                                      10,081,714               -
                In-process research and development                                  4,710,000               -
                Liabilities assumed                                                (12,096,000)              -
                Cash acquired                                                       (2,193,000)              -
                                                                                  ----------------------------
                                                                                  $ 33,193,714     $         -
                                                                                  ============================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Operations

     Nitinol Medical Technologies, Inc. (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices. Currently, the Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad and the CardioSEAL Septal Occluder is in the clinical trials stage in the United States and is sold commercially in Europe and other international markets. As a result of the Company's acquisition on July 8, 1998 of the neurosurgical instruments business (ENI) of Elekta AB (PUBL), a Swedish corporation, which the Company operates through its NMT Neurosciences division (See Note 3), the Company provides a wide range of products including cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery. The Company is subject to a number of risks similar to those of other companies in this stage of development, including uncertainties regarding the development of commercially viable products, competition from alternative procedures and larger companies, dependence on key personnel and government regulation, both foreign and domestic.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998 are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the period ending December 31, 1997, as filed with the Securities and Exchange Commission on March 17, 1998, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1998.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


3.   Acquisition of Elekta Neurosurgical Instruments

     On July 8, 1998 the Company acquired Elekta Neurosurgical Instruments
     (ENI), the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately $35.4 million, which includes acquisition costs of approximately $2.4 million. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition in the accompanying financial statements. The transaction was financed with $15.4 million of the Company's cash and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt, which is secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains certain restrictive covenants as defined by the agreement. A total of 675,000 shares of the Company's $.001 par value common stock was issued to the significant stockholder and its affiliate in connection with this transaction. The shares are accompanied by certain demand and "piggy-back" registration rights and are restricted for resale for up to one year. The Company paid the stockholder a debt placement fee of $600,000 in connection with this transaction. A significant portion of the purchase price was identified as intangible assets in an independent appraisal, using proven valuation procedures and techniques. These intangible assets included $4.7 million for acquired in-process research and development for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process research and development projects. At the date of acquisition the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were written off in the quarter ended September 30, 1998. The remaining premium of approximately $16.1 million was allocated to the following identifiable assets and goodwill and will be amortized over periods of 7 to 40 years:

                                                         Amortization
                                          Amount            Period
                                        ------------     ------------
           Land and Buildings           $10,150,000        40 Years
           Leashold Improvements          1,170,000        40 Years
           Goodwill                       8,904,000      7-20 Years
           Deferred tax liability        (4,096,000)       40 Years
                                        -----------
                                        $16,128,000
                                        ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


3.   Acquisition of Elekta Neurosurgical Instruments--(continued)

     The total consideration allocated to the fair market value of assets and liabilities acquired on the purchase date is as follows, net of cash acquired of approximately $2.2 million:

       Accounts receivable                                $ 5,815,000
       Inventories                                          7,160,000
       Prepaid expenses and other current assets            2,047,000
       Property and equipment                              15,476,000
       Goodwill                                             8,911,714
       Other assets                                         1,170,000
       In-process research and development                  4,710,000
       Accounts payable                                    (7,058,000)
       Accrued expenses                                      (155,000)
       Senior debt                                           (523,000)
       Deferred tax liability                              (4,360,000)
                                                          ------------
                                                          $33,193,714
                                                          ============

     Additionally, as a result of this acquisition, the Company reorganized its operations and recorded $687,000 in merger and integration expenses for the three and nine month periods ended September 30, 1998, respectively.

     Unaudited pro forma condensed statements for the nine month periods ended September 30, 1998 and 1997 are as follows:

                                      SEPTEMBER 30,         SEPTEMBER 30,
                                          1998                  1997
                                      -------------         -------------
       Revenues                        $35,789,000          $29,115,000
                                       ============         ============
       Net Loss                        $(6,843,000)         $(9,331,000)
                                       ============         ============
       Diluted weighted average
         shares outstanding             10,716,041           10,210,505
                                       ============         ============
       Diluted loss per share          $      (.64)         $      (.91)
                                       ============         ============

4.   Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

     Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following:


                                       SEPTEMBER 30,      DECEMBER 31,
                                            1998              1997
                                       -------------      ------------
          Cash                            $4,111,464       $1,626,074
          Cash equivalents--
             Money market                     11,902          971,176
             Commercial paper                     --        2,964,195
                                          ----------       ----------
                                          $4,123,366       $5,561,445
                                          ==========       ==========

     Marketable securities, with a weighted average maturity of approximately seven months and three months at September 30, 1998 and December 31, 1997, respectively, are carried at cost and approximate market value and consist of the following:

                                       SEPTEMBER 30,      DECEMBER 31,
                                            1998              1997
                                       -------------      ------------
          Held-to-maturity--
             Eurodollar bonds             $4,828,305       $10,619,598
             Medium-term notes               511,724           665,998
             Corporate debt securities       506,284         2,388,681
             Commercial paper                     --         5,985,895
             Zero coupon bonds                    --         1,162,233
                                          ----------       -----------
                                          $5,846,313       $20,822,405
                                          ==========       ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


5. Cash and Cash Equivalents and Investments in Marketable Securities-- (continued)

     Long-term investments, with a weighted average maturity of approximately 17 months and 15 1/2 months at September 30, 1998 and December 31, 1997, respectively, are carried at cost and approximate market value and consist of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1998            1997
                                          -------------    ------------
        Held-to-maturity--
           Medium-term notes               $1,011,208       $  502,468
           Eurodollar bonds                   505,061               --
           Corporate debt securities               --          975,590
                                           ----------       ----------
                                           $1,516,269       $1,478,058
                                           ==========       ==========

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets:

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1998            1997
                                          -------------    ------------
         Short-term interest receivable     $143,142         $476,559
         Long-term interest receivable        19,624            5,676
                                            --------         --------
                                            $162,766         $482,235
                                            ========         ========


6.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1998            1997
                                          -------------    ------------
         Components                        $3,716,526       $  625,381
         Finished Goods                     4,837,536          445,884
                                           ----------       ----------
                                           $8,554,062       $1,071,265
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

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


7.   Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:


          Asset Classification              Estimated Useful Life
          --------------------              ---------------------

          Buildings                         40 Years
          Laboratory and computer
            equipment                       3-7  Years
          Office furniture and equipment    5-10 Years
          Leasehold improvements            Life of Lease
          Equipment under capital leases    Life of Lease


8.   Net Income (Loss) per Common and Common Equivalent Share

     In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings (loss) per share and applies to entities with publicly held common stock or potential common stock. Calculations of basic and diluted net income (loss) per share are as follows:

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      1998          1997           1998          1997
                                                      ----          ----           ----          ----
             Net income (loss) available to
                 common stockholders              $(4,947,775)  $   174,584   $(3,972,692)   $(2,340,819)
                                                  ===========   ===========   ===========    ===========
             Weighted average common shares
                 outstanding                       10,464,675     9,614,778    10,041,041      9,535,505
             Potential common stock pursuant to
                 stock options                             --     1,536,712            --             --
                                                  -----------   -----------   -----------    -----------
             Diluted weighted average common and
                 common equivalent shares
                 outstanding                       10,464,675    11,151,490    10,041,041      9,535,505
                                                  ===========   ===========   ===========    ===========
             Basic income (loss) per share        $      (.47)  $       .02   $      (.41)   $      (.25)
                                                  ===========   ===========   ===========    ===========
             Diluted income (loss) per share      $      (.47)  $       .02   $      (.41)   $      (.25)
                                                  ===========   ===========   ===========    ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


9.   Investment in Affiliate

     In connection with the Company's acquisition of a 23% ownership interest in Image Technologies Corporation (ITC), the Company extended to ITC a credit line of up to $2.0 million of senior debt that bears interest at 10% per annum. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and as of September 30, 1998 owes the Company $1,247,800 plus accrued interest. The Company has not recorded interest income on the note receivable from ITC because interest is not due until May 29, 1999 and payment will be waived if the Company exercises its option to convert its senior debt into additional equity. The note is convertible at the rate of one percent of ownership per $100,000 borrowed. This option expires May 29, 1999. The Company believes that if it does not exercise this option the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. In the quarter ended September 30, 1998, the Company recorded $155,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company.


10.  Lease Finance Facility Agreement

     The Company has outstanding borrowings of $351,000 under an expired lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Upon expiration of this agreement in June 1997, the Company entered into a $1.0 million lease finance facility agreement with the same bank under similar terms. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and its affiliate, ITC, respectively, of which $298,000 and $191,000 was outstanding as of September 30, 1998, respectively. On April 1, 1998, the Company entered into a new agreement with this bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. Borrowings of $59,000 and $20,000 have been made under this new agreement by the Company and ITC, respectively, of which $56,000 and $18,000 was outstanding as of September 30, 1998, respectively. Leases under these agreements are payable in equal monthly installments over a period of 36-60 months and expire through August 2003. The Company guarantees the outstanding leases of ITC under these agreements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

11.  Accrued Expenses

     Accrued expenses consist of the following at:

                                         SEPTEMBER 30,     DECEMBER 31,
                                             1998             1997
                                         -------------    -------------
       Payroll and payroll related        $1,704,267         $252,425
       Merger and integration expenses       420,609               --
       Income taxes payable                  787,000           (8,000)
       Royalties                             140,777          116,012
       Leasehold improvements                     --           48,553
       Other accrued expenses              1,871,481          577,138
                                          ----------         --------
                                          $4,924,134         $986,128
                                          ==========         ========

12.  SFAS No. 52, Foreign Currency Translation

     The accounts of ENI are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of ENI's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a component of consolidated stockholders' equity and amounted to a gain of $669,000 for the three and nine months ended September 30, 1998. There were no foreign currency translation gains or losses for the three and nine month periods ended September 30, 1997.

     Additionally, the Company had foreign currency exchange transaction losses of approximately $19,000 and $88,000 for the three and nine month periods ended September 30, 1998, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes. There were no foreign currency exchange transaction gains or losses for the three and nine month periods ended September 30, 1997.

13.  New Accounting Standards

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of this standard did not have a material effect on the Company's financial statements, as the only elements of comprehensive income related to the Company are foreign currency translation adjustments which are presented separately on the balance sheet as required. If presented on the statement of operations for the three month and nine month periods ended September 30, 1998, comprehensive income would be $669,000 more than reported income. There were no differences in net income (loss) and comprehensive net income (loss) for the three and nine month periods ended September 30, 1997.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


13.  New Accounting Standards--(continued)

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the year ended December 31, 1998. Unless impracticable, companies would be required to disclose similar prior period information upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement by the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties of product development and market acceptance, government regulation and uncertainty of product approvals, uncertainties associated with intellectual property rights and litigation, the impact of healthcare reform programs and competitive products and pricing, risks associated with technology and product development and commercialization, potential product liability, management of growth, dependence on significant corporate relationships and other risks detailed under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 17, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Revenues for the three months ended September 30, 1998 increased to $12.2 million from $2.5 million for the three months ended September 30, 1997. Product sales increased to $11.9 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997. The increase is primarily attributable to the Company's acquisition of Elekta Neurosurgical Instruments (ENI), the neurosurgical intstruments business of Elekta AB (PUBL), a Swedish corporation, on July 8, 1998 and accordingly ENI's results of operations, including product revenues of $9.0 million for the period since acquisition on July 8, 1998, are included in those of the Company from that date. Additionally, the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. License fees for the three months ended September 30, 1998 and September 30, 1997 remained relatively consistent at $297,000 and $250,000, respectively.

Cost of Product Sales. Cost of product sales increased to $5.0 million for the three months ended September 30, 1998 from $917,000 for the three months ended September 30, 1997 primarily due to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's cost of product sales of $3.9 million are included with those of the Company since the acquisition date. The Company also had increases in unit sales of the vena cava filter and the CardioSEAL Septal Occluder. Cost of product sales, as a percent of product sales, increased to 42% for the three months ended September 30, 1998 from 40% for the three months ended September 30, 1997 due to the inclusion of cost of sales of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and the CardioSEAL Septal Occluder.

Research and Development. Research and development expenses increased to $1.1 million for the three months ended September 30, 1998 from $794,000 for the three months ended September 30, 1997. The increase is partly attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly, ENI's research and development expenses are included with those of the Company since the acquisition date. Additionally, the increase in research and development expenses also reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO), and increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs and engineering expenses.

General and Administrative. General and administrative expenses for the three months ended September 30, 1998 increased to $2.2 million from $637,000 for the three months ended September 30, 1997. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $1.5 million since the date of acquisition on July 8, 1998 and increases in personnel and related costs, legal and professional fees and consulting expenses due to the Company's expanded scope of operations.

Selling and Marketing. Selling and marketing expenses increased to $2.7 million for the three months ended September 30, 1998 from $294,000 for the three months ended September 30, 1997. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $2.1 million since the date of acquisition on July 8, 1998 and to increases in marketing activities related to both the CardioSEAL Septal Occluder in connection with clinical trials and from the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in European and other international markets.

In-Process Research and Development. For the three months ended September 30, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI on July 8, 1998. See Note 3 of the accompanying Notes to Consolidated Financial Statements as of September 30, 1998. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000 ($680,000, $888,000, and $383,000 in 1998, 1999, and 2000, respectively). These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Merger and Integration Expense. As a result of the acquisition of ENI on July 8, 1998, the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration expenses of $687,000 in the quarter ended September 30,1998.

Equity in Loss of Affiliate. During the three months ended September 30, 1998, the Company recorded $155,000 as its equity in the loss of Image Technologies Corporation (ITC). The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 9 of Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1998.

Interest Expense. Interest expense was $659,000 for the three months ended September 30, 1998 as compared to $11,000 for the three months ended September 30, 1997. The increase was primarily the result of the Company's issuance of $20 million of subordinated debt to finance its acquisition of ENI. The subordinated debt bears interest at a rate of 10.101% per annum. As a result, the Company is amortizing prepaid interest and original issue discount related to this acquisition which amounted to $466,000 and $179,000, respectively, in the statements of operations for the three and nine month periods ended September 30, 1998.

Interest Income. Interest income was $155,000 for the three months ended September 30, 1998 as compared to $395,000 for the three months ended September 30, 1997 (a 61% decrease). The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $15.4 million on July 8, 1998.

Provision (Benefit) for Income Taxes. The Company had a benefit for income taxes of $38,000 for the three months ended September 30, 1998, based on an estimated effective tax rate of 40% and the nondeductibility of the $4.7 million acquired in-process research and development write-off and other acquisition-related items. For the three months ended September 30, 1997, the Company had a provision for income taxes of $90,500 based on an income before provision for income taxes of $265,000 for the period and an effective tax rate of 34%, which reflects the impact of lower state taxation on the Company's investment income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Revenues for the nine months ended September 30, 1998 increased to $19.0 million from $7.0 million for the nine months ended September 30, 1997. Product seles increased to $17.4 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's results of operations, including product revenues of $9.0 million, are included in those of the Company since that date. Additionally, the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due to the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets and general increased demand for the vena cava filter. License fees for the nine months ended September 30, 1998 increased to $1.5 million from $750,000 during the nine months ended September 30, 1997. Specifically, the Company recorded $1,125,000 in minimum quarterly license fees, $300,000 in milestone payments and $79,000 in cost reduction incentives from Boston Scientific. Revenues for the nine months ended September 30, 1997 included three quarterly minimum royalty payments of $250,000 each.

Cost of Product Sales. Cost of product sales increased to $7.1 million for the nine months ended September 30, 1998 from $2.8 million for the nine months ended September 30, 1997, primarily due to the Company's acquisition of ENI on July 8, 1998 and accordingly $3.9 million of ENI's cost of product sales are included with those of the Company since the acquisition date. Cost of product sales also increased due to increases in unit sales of the vena cava filter and the CardioSEAL Septal Occluder attributable to increased demand for the vena cava filter and commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. Cost of product sales, as a percent of product sales, decreased to 41% for the nine months ended September 30, 1998 from 45% for the nine months ended September 30, 1997. This decrease is due primarily to the Company's reorganization of its vena cava filter operations during the second quarter of 1997, which has resulted in lower per unit manufacturing costs for the vena cava filter, as well as to increased sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than does the vena cava filter, partially offset by the inclusion of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and CardioSEAL Septal Occluder.

Research and Development. Research and development expenses increased to $2.8 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997 (a 22% increase). The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's research and development expenses are included with those of the Company since the acquisition date. Additionally, the increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO) and increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs and engineering expenses.

General and Administrative. General and administrative expenses increased to $3.5 million for the nine months ended September 30, 1998 from $2.0 million for the nine months ended September 30, 1997. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $1.5 million since the date of acquisition on July 8, 1998.

Selling and Marketing. Selling and marketing expenses increased to $3.5 million for the nine months ended September 30, 1998 from $678,000 for the nine months ended September 30, 1997. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $2.1 million since the date of acquisition on July 8, 1998 and from increases in marketing activities related to both the CardioSEAL Septal Occluder in connection with clinical trials and from the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in European and other international markets.

In-Process Research and Development. For the nine months ended September 30, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI on July 8, 1998. See Note 3 of the accompanying Notes to Consolidated Financial Statements as of September 30, 1998. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000 ($680,000, $888,000, and $383,000 in 1998, 1999, and 2000, respectively). These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. For the nine months ended September 30, 1997, the Company recorded $2.4 million of in-process research and development expenses related to the Company's investment in ITC on May 29, 1997. See Note 3 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998.

Merger and Integration Expense. As a result of the acquisition of ENI on July 8, 1998, the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration expenses of $687,000 during the nine months ended September 30, 1998.

Restructuring Charge. During the six months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 in the nine months ended September 30, 1997. See Note 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998.

Equity in Loss of Affiliate. During the nine months ended September 30, 1998, the Company recorded $248,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 9 of Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1998.

Interest Expense. Interest expense was $690,000 for the nine months ended September 30, 1998 as compared to $31,000 for the nine months ended September 30, 1997. The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998, pursuant to which the Company incurred $20 million of debt on which it owes interest at 10.101% per annum. As a result, the Company is amortizing prepaid interest and original issue discount related to this acquisition which amounted to $466,000 and $179,000, respectively, in the statements of operations for the three and nine month periods ended September 30, 1998.

Interest Income. Interest income was $947,000 for the three months ended September 30, 1998 as compared to $1.2 million for the three months ended September 30, 1997 (a 27% decrease). The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $15.4 million on July 8, 1998.

Provision (Benefit) for Income Taxes. The Company had a provision for income taxes of $257,000 for the nine months ended September 30, 1998 based on an operating income before the write-off of in-process research and development expenses and other items related to the acquisition of ENI on July 8, 1998 and an estimated effective tax rate of 40%. For the nine months ended September 30, 1997 the Company had a provision for income taxes of $113,500, which reflects the non-deductibility of the in-process research and development expenses and a portion of the $194,000 restructuring charge recorded in the period then ended. See Notes 3(b) and 4 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1998, the Company's operations used cash of approximately $1.4 million which was primarily the result of the Company's acquisition of ENI on July 8, 1998 for approximately $35.4 million, including approximately $2.4 million of acquisition costs. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition. The transaction was financed with $15.4 million of the Company's cash and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt, which is secured by all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains restrictive covenants. The Company anticipates repaying the subordinated debt from its cash flows, including the operations of ENI, or from debt or equity financing. A total of 675,000 shares of the Company's $.001 par value common stock was issued to the significant stockholder and its affiliate in connection with this transaction. The shares are accompanied by certain demand and "piggy-back" registration rights and are restricted for resale for up to one year. The Company paid the stockholder a debt placement fee of $600,000 in connection with this transaction. A significant portion of the purchase price was identified as intangible assets in an independent appraisal, using proven valuation procedures and techniques. These intangible assets included $4.7 million for acquired in-process research and development for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process research and development projects. At the date of acquisition the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were written off in the quarter ended September 30, 1998. The remaining premium of approximately $10.7 million was allocated to identifiable assets and goodwill and will be amortized over periods of 7 to 40 years. Additionally, as a result of this acquisition, the Company reorganized its operations and recorded $687,000 in merger and integration expenses for the three and nine month periods ended September 30, 1998, respectively. During the nine months ended September 30, 1997, the Company's operations utilized cash of approximately $3.6 million, of which $2.4 million was used to acquire the 23% interest in ITC. An additional $1.2 million was used for working capital primarily related to sales of the CardioSEAL Septal Occluder in connection with clinical trials and commercial sales in certain European and other international markets and for increased vena cava filter sales.

Purchases and capitalized leases of property and equipment for use in its research and development and general and administrative activities amounted to $551,000 for the nine months ended September 30, 1998. In June 1997, the Company entered into an agreement with a bank for a $1.0 million equipment lease line of credit agreement without covenants. Borrowings of $376,000 and $250,000 have been made under this agreement by the Company and ITC, respectively, of which $298,000 and $191,000 was outstanding as of September 30, 1998. On April 1, 1998, the Company entered into a new agreement with the bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. Borrowings of $59,000 and $20,000 have been made under this agreement by the Company and ITC, respectively, of which $56,000 and $18,000 was outstanding as of September 30, 1998, respectively. The Company also has outstanding borrowings of $351,000 under an expired lease finance facility agreement with the same bank.

In connection with the Company's acquisition of a 23% ownership interest in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt that bears interest at 10% per annum. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and as of September 30, 1998 owes the Company $1,247,800. The Company has not recorded interest income on the note receivable from ITC because interest is not due until May 29, 1999 and payment will be waived if the Company exercises its option to convert its senior debt into additional equity. The note is convertible at the rate of one percent of ownership per $100,000 borrowed. This option expires May 29, 1999. The Company believes that if it does not exercise this option the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. In the three and nine months ended September 30, 1998, the Company recorded $155,000 and $248,000, respectively as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 9 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 17, 1998. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company believes that its existing resources and cash flow from current operations will be sufficient to fund its current level of operations and planned new product development, including increased working capital requirements and capital expenditures, for the foreseeable future. The Company expects to expend substantial resources to complete development of its products, to seek regulatory clearances or approvals, to build its marketing, sales and manufacturing organizations and to conduct further research and development.

The Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that the Company may establish.


Year 2000 Readiness

Prior to the Company's acquisition of ENI on July 8, 1998, the Company had reviewed its internal computer systems and their capabilities of recognizing the year 2000 and years thereafter. At that time, the Company was Year 2000 compliant.

In addition, prior to the acquisition of ENI by the Company, management of ENI had determined that its financial and operational systems needed modification or replacement not only to be year 2000 compliant, but also to (a) improve functionality, (b) assure continued Euro currency compliance, (c) provide more meaningful information and (d) integrate the various companies within ENI onto a world-class Enterprise Reporting System (ERP). ENI management had developed a comprehensive plan for implementing the new system, including selecting the system and related providers of implementation assistance, but the decision to proceed was postponed until the closing of the acquisition.

After the closing of the acquisition, the Company authorized the plan described above in August 1998, and committed to the implementation of a new ERP system for its NMT Neurosciences Division. See Notes 1 and 3 of Notes to Consolidated Financial Statements as of September 30, 1998. The new systems are expected to be operational by the end of the third quarter of 1999 at a total project cost of $2.0 million, of which approximately $1.3 million will be for computer hardware and other capital expenditures. The Company anticipates financing the above capital component and expects to fund the remainder from operating cash flows.

While the Company currently does not have a contingency plan in the event a particular system is not Year 2000 compliant, such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Since the Company is completely replacing the systems at its Neurosciences Division with a commercially available and tested ERP product, it is believed that the project will proceed more efficiently than it would have had the Company chosen to modify its existing systems.

Since the Company interfaces with its major customers and suppliers via telephone and fax, the Company does not anticipate to incur significant losses in the event that either the Company or its customers and suppliers is not Year 2000 compliant.

The costs of the project and the date on which the Company believes it will complete the implementation of its ERP system are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency on that date.

The Company, including its Neurosciences Division, conducts a substantial portion of its business within the member countries of the European Union, and accordingly its existing systems are generally capable of accommodating multiple currencies, including the Euro. The new ERP system described above will also assure continued Euro currency compliance.

The Company has formed a task force and has begun to assess the potential impact to the Company that may result from the Euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the Euro conversion in a number of areas, including the following: (1) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (2) the impact on currency exchange costs and currency exchange rate risk; and (3) the impact on existing contracts.

At this early stage of its assessment, the Company cannot yet predict the anticipated impact of the Euro conversion on the Company.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         Not Applicable.

Part II -- Other Information
----------------------------

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     (c)  Recent Sales of Unregistered Securities. The Company issued the
          ---------------------------------------
following unregistered securities during the quarterly period ended September 30, 1998:

        (i) stock options under the 1998 Stock Incentive Plan to purchase an aggregate of 108,250 shares of common stock at a weighted average exercise price of $5.26 per share;

        (ii) in connection with the financing of the Company's acquisition of the neurosurgical instruments business of Electa AB (PUBL), a Swedish corporation ("Elekta"), an aggregate of 675,000 shares of common stock to J.H. Whitney & Co., a significant stockholder of the Company, and one of its affiliates.

     The securities were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     (d)  Uses of Proceeds from Registered Securities. During the quarterly
          -------------------------------------------
period ended September 30, 1998, the Company used $15.4 million of the offering proceeds from the sale of securities by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996, to acquire the neurosurgical instruments business of Elekta. In connection with the financing of the acquisition, the Company used $600,000 of this amount to pay J.H. Whitney & Co., a 10% stockholder of the Company, a debt placement fee. The balance of the offering proceeds are invested in short-term investment grade interest bearing instruments.

Item 5.   Other Information.
          -----------------

     As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 24, 1998.

     In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of shareholder proposals submitted outside the process of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 9, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement will be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.
          --------

          27.1  Financial Data Schedule

     (b) Reports on Form 8-K. On July 23, 1998, the Company filed a Current Report on Form 8-K dated July 8, 1998, reporting the completion of its acquisition of the neurosurgical instruments business of Elekta. The Current Report was amended by Amendment No. 1, filed on September 21, 1998. The following financial statements were filed with Amendment No. 1:

          (i) Financial Statements of Business Acquired -- Elekta Neurosurgical Instruments, including:

               (a)  Report of Independent Public Accountants;

               (b)  Combined Balance Sheets as of April 30, 1998 and 1997;

               (c) Combined Statements of Operations and Parent Company Equity for the Years Ended April 30, 1998, 1997 and 1996;

               (d) Combined Statements of Cash Flows for the Years Ended April 30, 1998, 1997 and 1996;

               (e)  Notes to Combined Financial Statements; and

          (ii) Pro Forma Financial Information -- Nitinol Medical Technologies, Inc. and subsidiaries, including:

               (a)  Overview;

               (b) Unaudited Pro Forma Condensed Combined Statement of Operations for the Year Ended December 31, 1997;

               (c) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the Year Ended December 31, 1997;

               (d) Unaudited Pro Forma Condensed Combined Statement of Operations for the Six Months ended June 30, 1998;

               (e) Notes to Unaudited Pro Forma Condensed Combined Statement of Operations for the Six Months ended June 30, 1998;

               (f) Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 1998;

               (g) Notes to Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 1998.

On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 23, 1998, announcing the issuance of a press release on September 23, 1998 regarding the naming of William J. Knight as Vice President of Finance and Administration and Chief Financial Officer of the Company. No financial statements were filed with this Current Report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NITINOL MEDICAL TECHNOLOGIES, INC.




Date: November 13, 1998         By: /s/ Thomas M. Tully
                                   -------------------------------------
                                   Thomas M. Tully
                                   President and Chief Executive Officer




Date: November 13, 1998         By: /s/ William J. Knight
                                   -----------------------------------
                                   William J. Knight
                                   Vice President of Finance and Administration
                                     and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibits
--------

  27.1   Financial Data Schedule