Form 10-K
period 1998-12-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1999-04-15
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report Pursuant To Sections 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998 or
[ ] Transition Report Pursuant To Sections 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.

                          Commission File No. 000-21001


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 19, 1999 was $52,065,570.38, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. There were 10,680,117 shares of Common Stock outstanding as of March 19, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                         Part of Form 10-K
     Document                            into which incorporated
     --------                            -----------------------

Portions of the Registrant's Proxy       Items 10, 11, 12 and 13 of
Statement for the Annual                 Part III
Meeting of Stockholders to be held on
June 3, 1999

                                    PART I

ITEM I.  BUSINESS

OVERVIEW

     Nitinol Medical Technologies, Inc. (together with its subsidiaries, "the Company" or "NMT"), designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's business is conducted through two divisions: Nitinol, which markets septal repair devices, vena cava filters and self-expanding stents, and NMT Neurosciences, which develops, manufactures and markets specialty implants and instruments for neurosurgery, including cerebral spinal fluid ("CSF") shunts, the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive neurosurgery. The Company's two operating segments are managed separately. See Note 19 of Notes to the Consolidated Financial Statements.

     The Company was founded in July 1986 to develop and commercialize medical devices using Nitinol, a nickel-titanium alloy with unique superelastic and thermal shape memory characteristics. In April 1990, the Company obtained clearance from the Food and Drug Administration (the "FDA") to market its initial Nitinol-based product, the Simon Nitinol Filter ("SNF"), in the United States. The Company entered into an exclusive distribution agreement with Bard Radiology ("Bard") for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific to further develop, manufacture, market and distribute NMT's Nitinol-based stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International the right to distribute the SNF in most markets outside the United States. In February 1996, the Company acquired the rights to the CardioSEAL Septal Occluder to expand its product base and complement its core technologies.

     In furtherance of the Company's strategy to develop and commercialize a broad range of advanced medical technologies for minimally invasive applications, in May 1997 the Company acquired a 23 percent ownership interest in Image Technologies Corporation ("ITC"), a privately held company that is developing a line of advanced imaging products for minimally invasive surgery. In July 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation ("Elekta"). The acquired business operates as a division of the Company under the name NMT Neurosciences. The Company's acquisition of the neurosurgical instruments business of Elekta reflects the Company's growth and transition from a Nitinol-based medical device company to a company supplying a broad range of medical and health care related products. As further evidence of this growth and transition, the Company plans to change its name formally to NMT Medical, Inc. in the second quarter of 1999.

PRODUCTS

     NMT Neurosciences Division

     The Company's NMT Neurosciences division develops, manufactures and markets specialty implants and instruments for neurosurgery. The Company's neurosurgical products business includes the following primary product lines:

     . Implantable valves (shunts) and other accessories used in the management of hydrocephalus.
     . Ultrasonic aspirators which use high frequency mechanical vibration to selectively destroy and remove cellular tissue.
     . Handheld instruments sold under the Ruggles brand name for use by neurosurgeons and spinal surgeons.
     .  Titanium aneurysm clips for the management of intracranial aneurysms.
     . The NMT High Speed System of powered surgical tools used in operative procedures on the brain and the spinal column.

     Shunts.  The full line of CSF shunts sold by the Company were originally
     ------
developed by Cordis Neuroscience. CSF shunts are used to drain cerebral spinal fluid from the brain to maintain normal fluid balance in a variety of conditions where normal drainage is impaired. The most common condition in which these products are used is in the management of hydrocephalus. Hydrocephalus affects approximately one in 500 new-born children; the failure to treat this condition leads to severe neurological complications and can be life-threatening. The Company's product line includes a range of differential pressure valves, including the Hakim(R) Valve, which has been the industry standard for 30 years, and the Orbis-Sigma(R) Valve. An improved version of the Orbis-Sigma Valve, the OSV II, was released in 1998. The OSV II is unique in its ability to regulate both CSF flow and pressure. The Company's products also include horizontal-vertical lumbar valves and an all-plastic valve known as the Atlas(R). The accessories include products for the control of the over-drainage with differential valves, as well as basic tubing and connectors.

     In December 1998, Company entered into an agreement with CS Fluids, Inc. ("CS Fluids") of Los Altos, California to cooperatively develop and manufacture a shunt device designed specifically to treat Alzheimer's Disease. Under the terms of the agreement, NMT Neurosciences will work with CS Fluids to utilize the Company's patented shunt technology to develop, manufacture and clinically evaluate a shunt device with parameters specific to the Alzheimer's population. If the device proves clinically useful, CS Fluids has the option to enter into a manufacturing and supply relationship with NMT Neurosciences, and NMT Neurosciences has first rights of negotiation for distribution of the device after the necessary regulatory approvals have been obtained. In early 1998 CS Fluids initiated Investigational Device Exemption ("IDE") approved clinical studies at Stanford University to examine the effects of utilizing CSF shunts in patients with Alzheimer's Disease. Expanded trials using the NMT Neurosciences shunt technology are expected to commence in mid 1999.

     Ultrasonic Aspirators.  The Company manufactures an ultrasonic aspirator
     ---------------------
under the Selector(R) Ultrasonic Aspirator trademark. The Selector utilizes multiple ultrasonic frequencies to selectively destroy and then aspirate or remove dead tumor tissue. In 1998, the Company released a new, more compact unit known as the Selector II, which allows the direct attachment of its microsurgical handpiece. The microsurgical handpiece is more ergonomic than the standard line and therefore allows for greater ease of use by the surgeon. The neurosurgical handpiece, like the entire ultrasonic aspirator line of products, requires a single use disposable tip and tubing set.

     Handheld Instruments.  The handheld instruments sold by the Company for use
     --------------------
in cranial and spinal surgery are sold under the Ruggles(TM) brand name. The Company does not manufacture these products but distributes instruments procured from instrument makers located mostly in the United States and Germany. The Company works closely with neurosurgeons to design speciality set instruments, which are subsequently developed and prototyped by the Company and then manufactured by third parties. The name of the neurosurgeon is typically an additional trademark on these products.

     Aneurysm Clips.  The Company's Spetzler(TM) Titanium Aneurysm Clip is used
     --------------
for the management of intracranial aneurysms. The Company believes that this clip is the only clip on the market made from commercially pure titanium, which provides complete compatibility with modern magnetic resonance imaging. Because the clip does not move in the high magnetic field or distort the image, the Company believes it is safer and more effective than competing products. The Spetzler(TM) Titanium Aneurysm Clip was developed in collaboration with Biotek Engineering, Inc. ("Biotek") under an exclusive worldwide royalty bearing license to the patents owned by Biotek. The clip is CE Marked, and the Company has obtained ISO 9000 certification of the Boston manufacturing facility for its production.

     High Speed Power Surgical Tools.  In July 1998, the Company and Sodem
     -------------------------------
Systems ("Sodem") of Geneva, Switzerland entered into an agreement for the exclusive distribution by the Company of Sodem's new line of powered surgical tools for cranial and spinal neurosurgery, known as the NMT High Speed System. The powered surgical tools are used by neurosurgeons to create minimally invasive working channels through the bone of the skull and spine to access the surgical site. The system, which the Company believes is the lightest weight product on the market, operates at high torque and speeds for enhanced precision and control. It also allows surgeons to quickly change attachments and accessories without the need for tools and wrenches. The burrs and other attachments are sterile, single-use devices and one-size can be utilized for all applications. These products were introduced into the US market at the Congress of Neurological Surgeons meeting in October 1998 and international introduction occurred in late 1998. The products have 501(k) concurrence in the U.S. and are also CE Marked.

     Additional Technologies.  NMT Neurosciences also manufactures and markets a
     -----------------------
broad line of cryosurgical products under the tradename SPEMBLY. The products, which include both liquid nitrogen and gas expansion technologies, have applications in many fields of surgery, including ophthalmic, general, gynecological, urological and cardiac surgery.

     Because of the long product life cycles of the products produced by the Neurosciences division, the Company does not anticipate making large investments in research and development of these products. The Company's current research and development efforts are focused on developing products that fulfill specific identified unmet needs of neurosurgeons or making incremental improvements to products currently within the Neurosciences division's portfolio. Research and development are conducted at both the Biot, France and Andover, England facilities for the product lines manufactured at those sites.

Marketing and Sales Strategy
----------------------------

     NMT Neurosciences has developed a dedicated sales force in neurosurgery. The Company has direct sales forces in the United States and in Europe and supplements its direct selling efforts with distributors and manufacturers' representatives where direct coverage is inappropriate or not currently feasible. The North America selling activity is managed through the division's United States operations in Atlanta, Georgia. The Asian region is managed from the Company's Hong Kong office with a Distributor Manager. Sales for the rest of the world are managed through divisional headquarters in Biot, France.

Manufacturing
-------------

     The Company manufactures its neurosurgical instruments in manufacturing facilities located in Andover, England and Biot, France. Both facilities have received ISO 9001 and EN 46001 certification, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and have also received permission to affix the CE Mark to their products. The European Union has promulgated rules which provide that, beginning in July 1998, medical products may not be marketed and sold commercially in the countries of the European Economic Area unless they receive a CE Mark. A variety of products utilized for the management of hydrocephalus and drug delivery are manufactured at the Biot facility. The Company's ultrasonic surgery and SPEMBLY products are manufactured at the Company's facility in Andover. The Spetzler(TM) Titanium Aneurysm Clip is currently manufactured both by a sub-contractor in California and also at the Company's manufacturing facility in Boston. The Biot facility also has a contract manufacturing agreement with Johnson & Johnson until April 2000 for the manufacturing of temporary pacing leads catheters.

Competition
-----------

     The Company believes that it has three principal competitors in the shunt market: Medtronic, J&J Professional and Neurocare. In the ultrasonic aspirator market, the Company believes that its principal competitor is Valleylab.

     The handheld instruments market is dominated by two major competitors, Aesculap and Codman, which are both active in many segments of the surgical instruments business. This market is also comprised of dozens of small competitors that manufacture individual products.

     The Company has three principal competitors in the aneurysm clip market:
Aesculap, Mizuho, and Codman. In addition, the clip market is currently influenced by competing devices, principally intracranial coils, to treat aneurysms.

     The Company's high speed powered surgical tools business has two major competitors: Midas Rex/Medtronic and Anspach.

     Nitinol Division

     The Company's Nitinol division markets septal repair devices, vena cava filters and stents.

Septal Repair Devices.
---------------------

     In February 1996, the Company acquired the exclusive rights to its CardioSEAL Septal Occluder, which is designed for the repair of intracardiac shunts commonly known as "holes in the heart." Intracardiac shunts are common medical problems, occurring primarily in children, that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the atrial ("ASD") or ventribular ("VSD") septum which divide the left and right pumping chambers of the heart. The CardioSEAL Septal Occluder is designed to be a minimally invasive, less costly alternative to open heart surgery. Another common septal defect is the Patent Foramen Ovale ("PFO"), a transient hole which may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic stroke. Current treatment for patients who have experienced embolic strokes is lifelong anticongulation therapy, which may result in significant side effects and/or patient noncompliance with the treatment regimen. Recently, some institutions have begun advocating open heart surgery to close PFOs to prevent additional strokes. The Company believes that its septal repair device using a minimally-invasive delivery system may address the needs of the PFO market.

     The CardioSEAL Septal Occluder is a catheter-delivered cardiac implant designed to close septal defects. The framework is made of MP35N, which has superior characteristics as an implant material (biocompatibility and corrosion and fatigue resistance), and is covered with two pieces of knitted polyester fabric, which promotes normal tissue in growth. The product is designed to be manufactured in five diameter sizes ranging from 17mm to 40mm. The CardioSEAL Septal Occluder is delivered to the site of the defect through a puncture of the femoral vein in the leg. Once the position of the CardioSEAL Septal Occluder is confirmed, the physician detaches the delivery system and removes it from the patient. To date, the CardioSEAL implant procedures have taken approximately one hour to complete, with patients returning home and able to perform normal activities just one or two days later.

     An earlier version of the septal repair device, named the Clamshell, was developed by Bard in collaboration with Children's Hospital of Boston. Between 1989 and 1991 Bard sponsored clinical trials of the Clamshell in over 700 patients with a variety of cardiac conditions. In 1991, Bard discovered fractures of the stainless steel framework in certain of the devices implanted during such clinical trials and, following such discovery, suspended its clinical trials. However, Bard subsequently submitted, and the FDA approved, a revised IDE to permit the continued use of the Clamshell for patients with limited therapeutic alternatives and whose status of being at high risk for surgery made their use of the Clamshell particularly necessary. The Company is not aware of any significant adverse clinical consequences resulting from the observed fractures. Extensive engineering redesign and testing, including the use of MP35N for the framework, resulted in significant improvements in both the fatigue and corrosion resistance of the device. In 1995, Bard donated the technology and associated assets to Children's Hospital of Boston which subsequently licensed the technology to InnerVentions. The Company acquired the rights to develop and commercialize the current septal repair device in February 1996. In connection with the acquisition, the Company acquired all of the existing development, manufacturing and testing equipment, patent licenses, know-how and documentation necessary to manufacture septal repair devices which had been originally developed by Bard.

     The Company introduced design enhancements to the CardioSEAL Occluder, the STARflex centering system, in the fall of 1998. The design of the STARflex centering system allows the device to self-adjust to variations in the anatomy of a septal defect without deforming the septum and interfering with the heart valves. These features accommodate easier implantation and the closure of larger defects which would otherwise be uncloseable. STARflex was awarded the CE Mark in September 1998 and commercialization began internationally in October 1998.

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

     The CardioSEAL is sold commercially in Europe and other international markets. In the United States, the FDA classifies the septal repair device as a Class III medical device, which requires receipt of pre-market approval prior to marketing. In August 1996, NMT received approval of its IDE from the FDA to conduct a multi-center pivotal clinical trial of the CardioSEAL for ASDs at a number of major hospitals and research centers in the United States (and one in Canada). Implants of the device began in October 1996 and were completed in February 1999. These patients will now be followed for a year while the Company continues to collect data on a control group of patients who have had open heart surgery for the closure of their ASDs for comparison to the CardioSEAL data. This information will then be used for the submission of a pre-market approval ("PMA") application with the FDA for the CardioSEAL. In 1999, the Company also hopes to utilize the CardioSEAL with the STARflex centering system in a clinical trial in the United States to supplement the Company's pre-market approval trials for ASDs.

    In addition, the Company filed an IDE with the FDA in February 1998 to pursue clinical studies for the PFO indication in the United States, and also began PFO trials in Canada in 1998. The FDA's approval of the IDE had been conditioned on the incorporation by the Company of certain protocol modifications requested by the FDA. Some of the participating hospitals have received independent institutional review board ("IRB") approval. On July 27, 1998, the Company announced that it had established an international registry to support the clinical use of the CardioSEAL Septal Occlusion System in patients having PFO as the likely pathway of an embolic stroke or transient ischemic attack. The Transcatheter Occlusion of PFO In Stroke ("TOPIS") Registry allows physicians around the world to pool their data on PFO closure in an organized manner so as to generate a sizable database to demonstrate that closure of PFOs with the CardioSEAL is preferable to surgery, or to a lifetime of taking anticoagulant therapy, such as coumadin. The TOPIS registry complements the PFO clinical trials conducted in the United States and Canada by the Company.

     The Company manufactures the CardioSEAL Septal Occluder at its facility in Boston, which includes a Class 10,000 clean room. The Company has received ISO 9000 certification and has also received permission to affix the CE Mark to its products. The CardioSEAL Septal Occluder is marketed by the Company's direct sales force in Europe and through selected distributors worldwide.

     The Company believes that four companies, including AGA Medical Corp., Microvena Corporation, Dr. Osypka GmbH, and Pediatric Cardiology Custom Medical Devices have developed competitive devices which are being sold in Europe and other international markets, and that AGA and Microvena are also conducting clinical trials in the United States.

     In March 1999, the Company filed a patent infringement suit in the U.S. District Court for Massachusetts against AGA Medical Corp., claiming that AGA Medical's Amplatzer Septal Occlusion device, which competes with the CardioSEAL Septal Occluder, violates U.S. Patent No. 5,108,420. This patent, which was issued to Lloyd Marks, M.D. in 1992, is licensed exclusively to the Company. The Company is seeking to prevent further infringement of its patent as well as monetary damages.

Vena Cava Filters.
-----------------

     Vena cava filters are used for the prevention of pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). These emboli (clots), which often develop initially in the veins of the legs, can break loose and travel up the vena cava, through the heart and into the blood vessels of the lungs, causing acute respiratory and circulation problems. Vena cava filters are intended to trap these clots before they can reach the lungs. Patients at high risk for pulmonary embolism include post-operative orthopedic and neurosurgery patients, cancer patients undergoing surgery and chemotherapy and severe trauma victims. There are 600,000 incidents of pulmonary embolism diagnosed in the United States each year, with 125,000 to 150,000 deaths per year. While usually treated initially with anticoagulant drugs, patients at high risk for pulmonary embolism may be treated using vena cava filters in cases where drug therapy has failed or is contraindicated. Factors influencing the performance of vena cava filters include coverage of the vena cava and the pattern of the filtering method. Additionally, the variety of entry site options and the size of the delivery system affect ease of deployment of the vena cava filter.

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

     The worldwide sales for vena cava filters were estimated to be $80-85 million in 1998. The United States market accounts for 75% of current worldwide sales. NMT's vena cava filters currently rank second in worldwide sales.

     The Company received FDA 510(k) clearance to market the SNF, and commenced sales, in April 1990. All 510(k) notifications with respect to subsequent modifications to the SNF have also been accepted by the FDA. In November 1995, the Company introduced a simplified, straight line catheter-based delivery system for its SNF. In November 1996, the Company received 510(k) clearance for the implementation of the SNF through the subclavian vein in the shoulder. On January 27, 1998, the CE Mark was granted for the SNF, which authorized the Company to sell the SNF in the European Union beginning in July 1998.

     Removable Vena Cava Filter. Currently available vena cava filters are permanent implants which can only be removed surgically. Therefore, patients who are at risk for pulmonary embolism for a defined period of time (post-operative recovery, recovery from trauma, etc.) and receive a vena cava filter have the implant in place for life. There is often a psychological resistance to implantation of a permanent device. As a result, a vena cava filter is often not used until a patient at risk has experienced his or her first pulmonary embolism. However, controlled studies conducted by others of the prophylactic use of currently available permanent vena cava filters in severe trauma patients have demonstrated a significant reduction in morbidity and mortality in this category of high-risk patients for pulmonary embolism. The Company believes that the availability of a removable vena cava filter may result in greater prophylactic use, and may be used in lieu of a permanently implanted device in certain circumstances.

     The Company is conducting early design and feasibility work on a removable vena cava filter which can be placed into the body and later removed. Vena cava filters which remained implanted for six weeks were successfully removed from sheep in studies conducted by the Company in April 1996. Following additional laboratory and animal testing, the Company anticipates filing for regulatory approval both internationally and in the United States during the second half of 1999.

     The Company entered into an exclusive distribution agreement in May 1992 with Bard for distribution of the SNF in the United States and certain other countries. Beginning November 30, 1995, Bard International was granted the exclusive right to distribute the SNF in most markets outside the United States. Each of the distribution agreements with Bard is for an initial five year term. Bard may renew, at its option, its agreement thereafter for periods of five years, which it did in November 1996. The Company's agreement with Bard International renews automatically for successive one year periods unless terminated by either party. Both distributors are obligated to make annual minimum purchases and have agreed not to sell competing vena cava filters during the term of the respective distribution agreements. Bard has also agreed not to compete for an additional two years after its distribution agreement with the Company has terminated. In addition, the Company has granted Bard a right of first offer for any of NMT's new devices (including the removable vena cava filter) which may be marketed to interventional radiologists and for which NMT desires to enter into an exclusive distributorship within the United States.

     The Company has contracted with Lake Region Manufacturing, Inc. ("Lake Region") for the production of the filter component of the SNF. The Company's agreement with Lake Region grants Lake Region the right to manufacture a certain percentage of the Company's worldwide requirements of the current filter until June 30, 2001. The Company is obligated to order a minimum quantity of the current filters and pay Lake Region a fixed price per unit. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement. Final assembly of the vena cava filter system is conducted by the Company.

     Boston Scientific, among others, currently competes with the Company in sales of vena cava filters. Boston Scientific introduced the Greenfield Filter to the market in the mid-1970's and is still the market leader with more than half of current unit sales of vena cava filters in the United States. Since the introduction of the SNF in 1990, NMT has achieved the second highest level of sales in the United States due primarily to its distribution agreement with Bard Radiology and the introduction of a new simplified delivery system. Other competitors in this market include Cook, Inc. and B. Braun.

Stents.
------

     Stents have emerged as one of the fastest growing segments of the medical device market (in excess of $1 billion in 1997) and are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company has developed and patented a Nitinol stent (the Hex-cell stent) which relies on a novel hexagonal cell (hex-cell) design. NMT's stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications. The Company believes that its stents may offer advantages over currently available stents in flexibility, radial strength and placement.

     In November 1994, NMT licensed to Boston Scientific, a worldwide leader in sales of minimally invasive medical devices, exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology. Under the terms of this agreement, Boston Scientific funds, and has control over, product development, manufacturing scale-up, clinical trials, marketing and distribution worldwide and has the sole right to use the patents and technical information owned by NMT related to stents. Boston Scientific is not prohibited from selling competing stents and has established a broad-based stent program, including rights to Medinol, Ltd.'s stent technology. NMT receives a sales royalty, milestone payments, minimum license fees, manufacturing cost reduction incentives and reimbursement of development costs.

     Boston Scientific commercially launched the Company's stents for peripheral vascular use in Europe in January 1997 and in the United States in June 1997 for biliary use under the name Symphony. During 1998 Boston Scientific also began enrollment in a multi-center clinical trial for the Symphony stent in peripheral arteries. These trials are designed to gain approval for expanded labeling for the Symphony stent in the United States. Boston Scientific has completed a scale-up of its peripheral vascular stent manufacturing capabilities in the United States to enable it to manufacture NMT's stents in quantities to support initial commercialization in certain markets. The Company and Boston Scientific are currently pursuing projects to develop the Company's stents for a variety of applications.

     Boston Scientific is responsible for applying for registrations and regulatory approvals it deems necessary for NMT's stents. The Company believes that each of the vascular indications for the stent (coronary arteries, carotid arteries, peripheral vascular, abdominal aortic and peripheral vascular stent grafts) will require separate PMA applications prior to commercialization in the United States.

     Competition in the stent market is intense and is expected to increase. Current competitors include Pfizer Inc./Schneider, Johnson & Johnson Interventional Systems Co., Cook, Inc., Guidant Corporation/ACS, Arterial Vascular Engineering, Inc., Medtronic, Inc., Boston Scientific (Medinol, Strecker and Radius/T/) and Bard/Angiomed.

     Investment in Image Technologies Corporation

     In May 1997, the Company acquired a 23 percent ownership interest in Image Technologies Corporation. ITC, a privately held company, is developing a line of advanced imaging products for minimally invasive surgery which require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs. In addition, the Company has extended to ITC an approximately $2.1 million senior credit line, a portion of which was extended in 1999, which is convertible into preferred stock of ITC at a rate of one percent of ownership per $100,000 borrowed. The Company was also granted an option, which is exercisable at any time until May 30, 1999, to purchase the remaining outstanding equity interest of ITC for $24.5 million. The option may be extended up to November 30, 1999 under certain conditions. During 1999, ITC issued the Company a warrant to purchase 10,030 shares of ITC's Series A Preferred Stock at an exercise price of $9.97 per share in connection with the issuance of the 1999 debt financing.

     Thomas M. Tully, President and Chief Executive Officer of the Company, is the Chairman and Chief Executive Officer of ITC, and William J. Knight, Vice President of Finance and Administration and Chief Financial Officer of the Company, is its Chief Financial Officer. ITC is located in leased space immediately adjacent to the Company's facilities.

     The principal products under development by ITC are:

     (i) TroView, a compact, computerized image viewing system allowing for easy, surgeon controlled enhancement of endoscopic images, including the recording and remote transmission of both still and full motion video. The TroView has full zoom capabilities to minimize the number of manipulations that have to take place with the device.

     (ii) TroCam/TT, an advanced endoscopic camera system for use with the TroView. The TroCam, unlike currently available systems, places the camera and lighting directly into the surgical field, allowing the surgeon to personally control the field of view by pivoting the camera and zooming in or out of the surgical field using a simple fingertip remote control device. The camera system is protected during surgery by a sterile, optically clear, disposable molded plastic cover that eliminates the need to re-sterilize the camera after each use.

     (iii) EndoCam, an endocoupler/camera system that allows rigid or flexible endoscopes from other manufacturers to be used in conjunction with the TroView. The coupler is a sterile, single use device, which eliminates the need to re-sterilize the camera after each use.

     (iv) Operative TroCam, an endoscopic surgical system for use with the TroView that allows the camera system and surgical instruments to be inserted into the body through a single puncture site.

     (v) GynaCam, a disposable device for use of the camera and TroView system for examination of the cervix.

     (vi) SteriCam, an endocoupler/camera system that allows endoscopes from other manufacturers to be used with the TroView for the estimated 10 million endoscopic surgeries performed worldwide each year. The coupler is a sterile, single use device, which eliminates the need to re-sterilize the camera after each use.

     In November 1998, ITC began commercialization of its first products. ITC was awarded the CE Mark for the TroView and SteriCam products in October 1998, and in January 1999 received 510(k) approval for sale in the United States from the FDA for both products. With these approvals, the TroView and SteriCam products may now be sold in most international markets. Shipments to distributors have been initiated, and clinical demonstrations of the product to hospital customers have also begun.

     On March 30, 1999, ITC entered into a stock purchase agreement for the issuance and sale of 120,361 shares of its common stock for an aggregate purchase price of $1.2 million with a third party. The agreement provides for the issuance of additional shares of common stock to the purchaser if ITC does not reach certain milestones. In connection with this financing, ITC issued an additional 39,159 shares of Series A redeemable convertible preferred stock to the Company in order for the Company to maintain its 23 percent ownership interest in ITC. ITC will use the proceeds of this equity financing to fund its working capital requirements and to repay certain bridge financing, including $50,000 provided by the Company in December 1998.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner or licensee of 50 issued United States patents, and corresponding foreign patents, relating to its neurosurgical instruments products, stents, the SNF, the septal repair device and nitinol radiopaque markers. In addition, the Company has pending applications for additional patents in the United States and abroad. The Company's owned United States and foreign patents and patent applications cover its neurosurgical instruments products, stents, methods of manufacturing its stents, methods and devices for inserting its neurosurgical instruments products, stents and its SNF. The expiration dates of the Company's patents relating to its neurosurgical instruments range from 2002 to 2015. The expiration dates of the Company's patents relating to its stents range from 2012 to 2013. The patent for its vena cava filters expires in 2001, and the patent for its radiopaque markers expires in 2014. In addition, the Company is the exclusive licensee under certain patents relating to the CardioSEAL Septal Occluder and methods for repairing cardiac and vascular defects. The Company also holds licenses to certain technology used in the SNF and in nitinol septal repair devices.

     The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has 10 trademarks, five of which are registered with the United States Patent and Trademark Office.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

     In connection with its septal repair device, the Company has obtained an exclusive worldwide license from Children's Medical Center Corporation under United States patents entitled "Occluder and Method for Repair of Cardiac and Vascular Defects" and "Occluder for Repair of Cardiac and Vascular Defects" and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement provides for royalty payments of five percent based on net sales of the Company's CardioSEAL Septal Occluder until either the end of the term of the patents or termination of the agreement. The patents expire in September 2012 and June 2012, respectively. Pursuant to the license agreement, the Company is required to achieve certain milestones in exploiting the patent rights. The Company has achieved all required milestones to date. If the Company fails to achieve the milestones, Children's Medical Center Corporation may terminate the license agreement. The Company also has a royalty-free, worldwide sublicense under the U.S. patent entitled "System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder" and its corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. The Company has also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled "Aperture Occlusion Device." The license agreement with Dr. Marks provides for royalty payments based on net sales of nitinol septal repair devices which are covered by the patent until the end of term of the patent in 2011. Certain minimum royalty payments must be paid regardless of net sales.

     In connection with the SNF, the Company entered into a Technology Purchase Agreement dated April 14, 1987 with Morris Simon, M.D., the Company's Chief Scientific Director and co-founder and a current Director of the Company. Pursuant to the agreement, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on net sales of technology invented by Dr. Simon relating to the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement. In connection with the agreement, Beth Israel Hospital Association granted the Company an exclusive worldwide license under the United States patent entitled "Blood Clot Filter." As consideration for the license, Dr. Simon assigned a percentage of his royalty payments from the Company to Beth Israel Hospital Association.

     Pursuant to their respective employment agreements, the Company has agreed to pay royalties of one to five percent to Mr. Stephen J. Kleshinski and Dr. Jason Harry based on sales or licenses of products where either Mr. Kleshinski or Dr. Harry, as the case may be, was the sole or joint inventor.

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

     If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent IRB established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a "nonsignificant risk" device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA regulations regarding the protection of human subjects.

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA's Modernization Act of 1997 (the "Modernization Act") was adopted with the intent of bringing better definition to the process for clearing 510(k) submissions. Although it is expected that the Modernization Act will result in shorter cycle times for clearances of 510(k) submissions, there can be no assurance that the FDA review process will not involve delays or that such clearances will be granted on a timely basis.

     If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. The Modernization Act allows the filing of a PMA to be modular, permitting the FDA to initiate review of the submission prior to completion of all sections. Under the FDC Act, the FDA has 180 days to review a filed PMA application. Again, although the changes in the PMA application review process are designed to shorten review times, there can be no assurance that delays will be eliminated or that PMA clearances will be granted on a timely basis.

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

     The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries has undergone major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. The Company's Symphony stent, SNF, CardioSEAL, and Sodem High Speed System of powered surgical tools (licensed from Sodem) and ITC's TroView and SteriCam have received approval for CE Marking.

THIRD PARTY REIMBURSEMENT

     Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as shunts and stents, generally rely on third party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the Company's devices. Major third party payers reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment as established by the federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. The amount of profit relating to the procedure may be reduced by the use of the Company's devices. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company's devices, resulting in underreimbursement. If, for any reason, the Company's products were not to be reimbursed by third party payers, the Company's ability to sell its products may be materially adversely affected. Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The Company believes that domestic health care providers currently are reimbursed for the cost of purchasing the Company's SNF. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. The Company's independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. The Company maintains product liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million.

EMPLOYEES

     As of December 31, 1998, NMT employed 262 full-time employees and 49 part-time employees. Further staff will be added as required by the demands of manufacturing scale-up for programs currently under development for the upcoming year. The Company believes it maintains good relations with its employees.

ITEM 2.   PROPERTIES

     The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts, and an approximately 26,000 square foot plant located in Andover, England, which includes facilities for administration, research and development, machine shop and assembly. The Company operates the Andover site under a long-leasehold which provides effective ownership of the site by the Company until 2106, at a fixed rental of (Pounds)4,000 per annum. The Company also owns an approximately 80,000 square foot, state-of-the-art plant located in Biot, France, and leases an 11,500 square foot facility in Deluth, Georgia to house the United States operations, sales and marketing activities of the NMT Neurosciences division.

     The Company's principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210, and its telephone number is (617) 737-0930.

ITEM 3.   LEGAL PROCEEDINGS

     Other than as described above, the Company has no material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE COMPANY
----------------------------------

     The executive officers of the Company and their ages as of March 19, 1999 are as follows:

NAME                    AGE  POSITION
----                    ---  --------
Thomas M. Tully          53  President and Chief Executive
                             Officer and Director

David A. Chazanovitz     48  President, NMT Neurosciences
                             Division

William J. Knight        49  Vice President of Finance and
                             Administration, Chief Financial
                             Officer, Secretary and
                             Treasurer

     THOMAS M. TULLY has served as President and Chief Executive Officer and Director of NMT since January 1996. From June 1995 to January 1996 Mr. Tully served as a consultant to the Company. From May 1994 to April 1995, Mr. Tully served as President of the Institute of Molecular Biology, a biotechnology company focused on tissue repair and regeneration, and from August 1991 to March 1994, Mr. Tully served as President of Organogenesis, Inc., a biotechnology company focused on the commercialization of medical device applications of tissue engineering. Prior to that Mr. Tully served for three years as the President of the Schneider division of Pfizer, Inc., which concentrates on interventional radiology and cardiology, spent nine years in various executive positions in consumer products and medical devices at Johnson & Johnson, Inc. and was founding President of Johnson & Johnson Interventional Systems, an interventional medicine company.

     DAVID A. CHAZANOVITZ has served as President, NMT Neurosciences Division since July 1998. From January 1996 to July 1998, Mr. Chazanovitz served as President of NMT's Septal Repair Division. Prior to joining the Company, Mr. Chazanovitz served as President and Chief Executive Officer of InnerVentions from April 1995 until January 1996. Mr. Chazanovitz was employed by Bard from 1979 to 1995 in various positions including President of the USCI Angiography Division, Bard Electrophysiology Division and Bard Ventures Division of which he was a founder. During his last two and one-half years at Bard, Mr. Chazanovitz had overall responsibility for the septal defect repair program.

     WILLIAM J. KNIGHT has served as Vice President of Finance and Administration and Chief Financial Officer since September 1998. From August 1996 until September 1998, Mr. Knight held the position of Vice President Administration and Chief Financial Officer of Zoll Medical Corporation, a medical device manufacturer. From September 1989 to February 1996, Mr. Knight was Vice President, Corporate Controller of Analytical Technology, Inc., a manufacturer of scientific instrumentation, which was acquired by ThermoElectron Corporation in December 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Prices and Recent Sales of Unregistered Securities

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol NMTI. There were approximately 90 stockholders of record of the Company's Common Stock on March 19, 1999. The following table lists for the periods indicated the high and low bid prices for the Company's Common Stock.

Period             High      Low
------             ----      ---

1997
----

First quarter      12 1/2    7 3/4
Second quarter     15 1/8    8
Third quarter      17 1/4   12 1/2
Fourth quarter     16 1/2    7 7/8

1998
----------------

First quarter      11 1/8    6 3/4
Second quarter     10 1/2    5 1/4
Third quarter       7 13/16  2 15/16
Fourth quarter      5 5/8    2 1/2

     During the fiscal year ended December 31, 1998, the Company issued the following unregistered securities:

     1. Stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $10.50 per share to Dr. Morris Simon.

     2. In connection with the financing of the Company's acquisition of the neurosurgical instruments business of Elekta AB (PUBL), the Company, issued an aggregate of 675,000 shares of its Common Stock on July 8, 1998 to J.H. Whitney & Co., a significant stockholder of the Company, and to one of its affiliates, at a purchase price of $5.80 per share.

     The above securities were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     (b) Uses of Proceeds from Registered Securities

     There has been no change to the information previously provided by the Company on its Quarterly Report on Form 10-Q for the period ended September 30, 1998, relating to securities sold by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996.

Dividend Policy

     The Company did not declare or pay any cash dividends on shares of its Common Stock during the fiscal years ended December 31, 1997 and December 31, 1998 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings which it may realize will be retained for use in its business.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected Consolidated Financial Data. The following selected consolidated financial data are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                Year Ended December 31,
                                                    1994      1995      1996       1997       1998
                                                    ----      ----      ----       ----       ----
STATEMENT OF OPERATIONS DATA:                             In thousands, except per share data
Revenues:
  Product sales                                   $ 1,837   $ 2,716    $ 4,557    $ 8,565   $ 30,148
  License fees                                        773       625      2,375      1,500      2,029
  Product development                                  38       492         92         61          1
                                                  -------   -------    -------    -------   --------
                                                    2,648     3,833      7,024     10,126     32,178
                                                  -------   -------    -------    -------   --------
Expenses:
  Cost of product sales                               812     1,264      2,387      3,765     12,068
  Research and development                            555       871      2,662      2,974      3,984
  General and administrative                          770       871      2,284      2,873      6,604
  Selling and marketing                               182       169        311      1,010      6,100
  In-process research and development(1)               --        --      1,111      2,449      4,710
   Merger and integration charge                       --        --         --         --        687
  Restructuring charge (2)                             --        --         --        194         --
                                                  -------   -------    -------    -------   --------
                                                    2,319     3,175      8,755     13,280     34,153
                                                  -------   -------    -------    -------   --------

Income(loss) from operations                          328       658     (1,731)    (3,154)    (1,975)
Equity in loss of affiliate                            --        --         --         --       (437)
Currency transaction loss                              --        --         --        (15)       (88)
Interest income (expense), net                        (39)      (29)       568      1,546        299
                                                  -------   -------    -------    -------   --------
Income(loss) before provision for income taxes        289       628     (1,163)    (1,608)    (2,799)
Provision for income taxes(3)                          --        44         --        230        880
                                                  -------   -------    -------    -------   --------

Net income(loss)                                  $   289   $   584    $(1,163)   $(1,837)   ($3,679)
                                                  =======   =======    =======    =======   ========

Cash dividends declared per common share (4)         $.13      $.03    $    --    $    --   $     --
                                                  =======   =======    =======    =======   ========

Basic income (loss) per share                        $.08      $.16      $(.21)     $(.19)     $(.36)
                                                  =======   =======    =======    =======   ========

Weighted average common shares outstanding          3,622     3,764      6,749      9,596     10,193
                                                  =======   =======    =======    =======   ========

Diluted income (loss) per share                      $.08      $.15      $(.21)     $(.19)     $(.36)
                                                  =======   =======    =======    =======   ========

Weighted average common and common
equivalent shares outstanding (5)                   3,854     3,983      6,749      9,596     10,193
                                                  =======   =======    =======    =======   ========

                                                                   At December 31,
                                                     1994      1995       1996       1997       1998
                                                  -------   -------    -------    -------   --------
BALANCE SHEET DATA:                                            In thousands
Cash and cash equivalents                         $   715   $   533    $ 4,082    $ 5,561      4,007
Short-term investments                                 --        --     25,273     20,822      5,114
Working capital (deficit)                              68    (1,277)    30,301     29,262     23,047
Total assets                                        1,253     1,661     34,930     35,006     66,183
Long-term obligations                               1,690        --        416        612     19,790
Stockholders' equity (deficit)                     (1,331)     (844)    33,320     32,772     34,169

(1) Relates to write-offs of in-process research and development incurred in connection with the Company's (a) acquisition of the septal repair device technology in 1996, (b) equity investment in ITC in 1997 and (c) acquisition of the neurosurgical instruments business of Elekta in 1998. See Notes 3 and 4 of Notes to the Consolidated Financial Statements.

(2) Relates to reorganization of the Company's vena cava filter operations in the second quarter of 1997. See Note 5 of Notes to the Consolidated Financial Statements.

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

(5) Computed on the basis described in Note 2(i) of Notes to the Consolidated Financial Statements.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption "Certain Factors That May Affect Future Results."

                                    OVERVIEW

          Since its inception in 1986, the Company has focused its efforts on the design, development and commercialization of medical technologies which are delivered by minimally invasive procedures. The products developed or under development by the Company's Nitinol division include self-expending stents, vena cava filters and septal repair devices. As a result of the Company's July 1998 acquisition of the neurosurgical instruments business of Elekta AB (PUBL), the Company also develops, manufactures, markets and sells, through its NMT Neurosciences division, a broad range of specialty implants and instruments for neurosurgery, including CSF shunts, the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

          The Company's initial product, a vena cava filter system, received FDA clearance in 1990. This product is distributed in the United States and certain other countries by Bard and in other markets outside the United States by Bard International. Both distributors are obligated to make annual minimum purchases. The filter component of the current vena cava filter system is manufactured by Lake Region. The Company currently purchases components of its delivery systems of the vena cava filter system under purchase orders with third party suppliers. Final assembly of the vena cava filter system is done by the Company.

          In November 1994, the Company entered into an agreement with Boston Scientific pursuant to which Boston Scientific obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Under this license agreement, Boston Scientific is responsible for performing clinical trials for stents under development and for reimbursing the Company for stent development costs incurred by the Company. These reimbursements are classified as product development revenues in the Consolidated Statement of Operations. The Company also receives license fees, including milestone payments, royalties based upon product sales and certain manufacturing cost reduction incentive payments from Boston Scientific under the license agreement, which are included in the Company's revenues. See "Results of Operations." Most of the Company's costs associated with its stents are included in research and development expenses.

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

          The Company has agreed to make certain royalty payments to Children's Medical Center Corporation based on net sales of the CardioSEAL Septal Occluder. The Company has also agreed to pay certain royalties to Morris Simon, M.D., the Company's Chief Scientific Director, co-founder and a current Director, and to Beth Israel Hospital, Boston, based on sales of products using the technology invented by Dr. Simon relating to the SNF. In addition, pursuant to the Company's employment agreements with Mr. Stephen J. Kleshinski and Dr. Jason Harry, respectively, the Company has agreed to pay certain royalties based on sales or licenses of products where either Mr. Kleshinski or Dr. Harry, as the case may be, was the sole or joint inventor.

          In May 1997, the Company acquired a 23 percent ownership interest in ITC for $2.3 million, and incurred approximately $149,000 of expenses associated with the investment. ITC was a development stage company in May 1997 and was focusing its efforts on developing certain early stage technologies. Due to the uncertainty regarding the realization of its investment, the Company charged the purchase price and related acquisition costs to operations in May 1997 as in-process research and development.

          In July 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately U.S. $33 million in cash. In connection with the acquisition, the Company issued a total of 675,000 shares of Common Stock to J.H. Whitney & Co. and to one of its affiliates at a purchase price of $5.80 per share. Two of the Company's directors, Michael C. Brooks and Jeffrey R. Jay, are general partners of J.H. Whitney & Co.

          The acquisition was financed with $13 million of cash, plus approximately $2.6 million of acquisition costs, and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note, which is secured by all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain restrictive covenants relating to maintenance of certain ratios and cash levels. The Company was in compliance with all such covenants at December 31, 1998. As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note relating to the Company's cash position. The Company negotiated a waiver of the default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases), and the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock. Although the Company believes that it will be able to satisfy the covenants as modified, the Company's failure to meet its financial plan in any given month could result in a breach of certain of the covenants by the Company. If the Company breaches any of the covenants under the subordinated loan agreement and is not successful in obtaining a waiver, the noteholder could demand repayment of the note. In addition, in the event of a breach of certain of the covenants, including the financial covenants, the interest rate of the note will be increased to 12.101% per annum until the default is cured or waived. The Company is currently seeking to refinance this debt. There can be no assurance that the Company will be able to refinance this debt at all or on acceptable terms.

RESULTS OF OPERATIONS

Year ended December 31, 1998 compared with year ended December 31, 1997

     Revenues. Revenues for the year ended December 31, 1998 increased to $32.2 million from $10.1 million for the year ended December 31, 1997. Product sales increased to $30.1 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997. The increase is primarily attributable to the Company's acquisition of the neurosurgical instruments business ("ENI") of Elekta AB (PUBL), a Swedish corporation, on July 8, 1998. This acquisition was accounted for as a purchase, and accordingly ENI's results of operations, including product revenues of $18.2 million for the period since acquisition, are included in those of the Company from that date. Additionally, the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1998 as compared with the year ended December 31, 1997. License fees for the year ended December 31, 1998 amounted to $2.0 million and consist of milestone payments of $300,000, royalty payments of $1.5 million and cost-sharing payments received from Boston Scientific of approximately $200,000. The Company recorded $1.5 million in license fees from Boston Scientific related to its stent technology in the year ended December 31, 1997, consisting of $300,000 of milestone payments, $1.0 million of royalty payments, and $200,000 of cost-sharing payments received from Boston Scientific.

     Cost of Product Sales. Cost of product sales increased to $12.1 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997. The increase was primarily due to the Company's acquisition of ENI, whereby ENI's cost of product sales of $7.6 million are included with those of the Company since the acquisition date. Additionally, the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1998 as compared with the year ended December 31, 1997. Cost of product sales, as a percent of product sales, decreased to 40% for the year ended December 31, 1998 from 44% for the year ended December 31, 1997. This decrease is due primarily to the Company's reorganization of its vena cava filter operations during the second quarter of 1997, which has resulted in lower per unit manufacturing costs for the vena cava filter, as well as increased sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than does the vena cava filter, partially offset by the inclusion of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and CardioSEAL Septal Occluder.

     Research and Development. Research and development expense increased to $4.0 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997. The increase is primarily attributable to the Company's acquisition of ENI whereby ENI's research and development expenses of $555,000 are included with those of the Company since the acquisition date. Additionally, the increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of PFOs and increased activity in the Company's development programs for vena cava filters and other products under development.

     General and Administrative. General and administrative expenses increased to $6.6 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $3.7 million since the date of acquisition.

    Selling and Marketing.   Selling and marketing expenses increased to
$6.1 million for the year ended December 31, 1998 from $1.0 million for the year ended December 31, 1997. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $4.3 million since the date of acquisition and from increases in marketing activities related to both the CardioSEAL Septal Occluder in connection with clinical trials and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in European and other international markets.

     Acquired In-Process Research and Development. For the year ended December 31, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI. See Note 3 of the accompanying Notes to Consolidated Financial Statements. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000 ($680,000, $888,000, and $383,000 in
1998, 1999, and 2000, respectively). These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. For the year ended December 31, 1997, because of uncertainty relating to the realization of the Company's investment in ITC, the Company recorded $2.4 million of in-process research and development expenses related to that investment. See Note 4(b) of Notes to the Consolidated Financial Statements.

     Merger and Integration Charge.   As a result of the acquisition of ENI,
the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration charges of $687,000 during the year ended December 31, 1998. See Note 6 of Notes to the Consolidated Financial Statements.

     Restructuring Charge. During the six months ended June 30, 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 during the year ended December 31, 1997. See Note 5 of Notes to the Consolidated Financial Statements.

     Equity in the Net Loss of Image Technologies Corporation. During the year ended December 31, 1998, the Company recorded $437,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 4(b) of Notes to the Consolidated Financial Statements.

     Interest Expense. Interest expense was $1.5 million for the year ended December 31, 1998 as compared to $46,000 for the year ended December 31, 1997. The increase was primarily the result of the Company's acquisition of ENI for which the Company borrowed $20 million of subordinated debt which accrues interest at 10.101% per annum. In addition, the Company is amortizing original issue discount related to subordinated notes of $293,000 in the statement of operations for the year ended December 31, 1998.

     Interest Income. Interest income was $1.2 million for the year ended December 31, 1998 as compared to $1.6 million for the year ended December 31, 1997. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $13.0 million, plus approximately $2.6 million of acquisition costs.

     Provision for Income Taxes. The Company had a provision for income taxes of $881,000 for the year ended December 31, 1998 based on an operating income before the write-off of in-process research and development expenses and other nondeductible items and an estimated effective tax rate of approximately 40%. For the year ended December 31, 1997 the Company had a provision for income taxes of $229,500 which reflects the non-deductibility of the in-process research and development expenses and a portion of the $194,000 restructuring charge recorded in the period then ended, and the utilization of carry-forward net operating losses from previous years.

Year ended December 31, 1997 compared with year ended December 31, 1996

     Revenues.   Revenues for the year ended December 31, 1997 increased to
$10.1 million from $7.0 million for the year ended December 31, 1996 (a 44% increase). Product sales increased to $8.6 million for the year ended
December 31, 1997 from $4.6 million for the year ended December 31, 1996 (an 87% increase). The increase in product sales was primarily due to increased unit sales of vena cava filters, a 3% increase in the price of vena cava filters, the commencement of sales of the CardioSEAL Septal Occluder in connection with clinical trials at the end of September 1996, and the commencement of commercial sales of the CardioSEAL Septal Occluder in June 1997 in certain European and other international markets. The Company recorded $1.5 million in license fees from Boston Scientific related to its stent technology in the year ended December 31, 1997, consisting of $300,000 of milestone payments, $1.0 million of royalty payments and $200,000 of cost-sharing payments. Product development revenues from Boston Scientific (which consist of reimbursement of certain costs incurred by the Company) decreased to $61,000 for the year ended December 31, 1997 from $92,000 for the year ended December 31, 1996 (a 34% decrease), as a result of a reduction of stent development costs incurred by the Company on behalf of Boston Scientific in the year ended December 31, 1997 compared to the year ended December 31, 1996.

     Cost of Product Sales. Cost of product sales increased to $3.8 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996 (a 58% increase). The cost of product sales in 1997 includes sales of vena cava filters and CardioSEAL Septal Occluders in connection with clinical trials and foreign commercial sales. The cost of product sales for the year ended December 31, 1996 was primarily related to sales of vena cava filters as sales of the CardioSEAL Septal Occluder in connection with clinical trials commenced at the end of September 1996. Cost of products sales, as a percent of product sales, decreased to 44% for the year ended December 31, 1997 from 52% for the year ended December 31, 1996. This decrease is primarily attributable to sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than the vena cava filter partially offset by a decrease in the cost of the vena cava filter due to the reorganization of the Company's filter operations in the second quarter of 1997. See Note 5 of Notes to the Consolidated Financial Statements.

     Research and Development.   Research and development expense increased to
$3.0 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996 (an 11% increase). The increase reflects an increase in regulatory and clinical trial expenses for the CardioSEAL Septal Occluder incurred in connection with clinical trials which commenced in September 1996, as well as increased activity in the Company's development programs for vena cava filters and other products under development. Increased expenses resulted primarily from increases in personnel and related costs, engineering expenses and facilities related costs. The Company received reimbursement from Boston Scientific for $61,000 and $92,000 of these expenses in the year ended
December 31, 1997 and 1996 respectively, which amounts are included in revenues.

     General and Administrative. General and administrative expenses increased to $2.9 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996 (a 26% increase). The increase consisted primarily of increases in personnel and related costs, legal and professional fees, facilities costs, insurance costs, investor relations costs and computer systems cost resulting from the Company's expanded scope of operations in 1997.

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

     Acquired In-Process Research and Development. For the year ended December 31, 1997, because of the uncertainty relating to the realization of this investment, the Company recorded a charge of $2.4 million for in-process research and development related to the Company's investment in Image Technologies Corporation on May 29, 1997. See Note 4(b) of the Notes to Consolidated Financial Statements. For the year ended December 31, 1996, the Company recorded a charge of $1.1 million for in-process research and development related to the CardioSEAL Septal Occluder which was acquired in February 1996. See Note 4(a) of Notes to the Consolidated Financial Statements.

     Interest Expense. Interest expense was $46,000 for the year ended December 31, 1997 as compared to $42,000 for the year ended December 31, 1996. The slight increase was primarily the result of the Company's increased purchases of capitalized property and equipment during the year ended December 31, 1997.

     Interest Income. Interest income was $1.6 million for the year ended December 31, 1997 as compared to $611,000 for the year ended December 31, 1996 (a 162% increase). This increase was primarily due to the closing of the Company's initial public offering of 3,150,000 shares of common stock (including 150,000 shares underwriter's over-allotments) in October 1996 resulting in net proceeds to the Company of $31.2 million.

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

Liquidity and Capital Resources

     The Company had cash and cash equivalents and marketable securities equal to $9.1 million at December 31, 1998, compared to $26.4 million at December 31, 1997. During the year ended December 31, 1998, the Company's operations utilized cash of approximately $200,000 which consisted of approximately $4.0 million of cash generated by operations prior to the $4.7 million charge for acquired in-process research and development and approximately $2.9 million of noncash charges, and before changes in working capital items. Working capital changes were primarily related to the acquisition of the operations of ENI.

     In July 1998 the Company acquired ENI for approximately $33 million, plus approximately $2.6 million of acquisition costs, of which approximately $660,000 were noncash expenses. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition. The transaction was financed with approximately $13 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note, which is secured by all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The Company anticipates repaying the subordinated debt from its cash flows, including the operations of ENI, or from debt or equity financing. The subordinated debt includes certain restrictive covenants relating to maintenance of certain ratios and cash levels. The Company was in compliance with all such covenants at December 31, 1998. As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note relating to the Company's cash position. The Company negotiated a waiver of the default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases), and the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock. Although the Company believes that it will be able to satisfy the covenants as modified, the Company's failure to meet its financial plan in any given month could result in a breach of certain of the covenants by the Company. If the Company breaches any of the covenants under the subordinated loan agreement and is not successful in obtaining a waiver, the noteholder could demand repayment of the note. In addition, in the event of a breach of certain of the covenants, including the financial covenants, the interest rate of the note will be increased to 12.101% per annum until the default is cured or waived. The Company is currently seeking to refinance this debt. There can be no assurance that the Company will be able to refinance this debt at all or on acceptable terms.

     Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $1.8 million for the year ended December 31, 1998. The Company anticipates that it will spend approximately $1.5 million on purchases of property and equipment in 1999 primarily in connection with the Company's implementation of a new ERP system. See "Year 2000 Readiness".

     In May 1997, the Company acquired a 23 percent ownership interest in ITC for $2.3 million, and incurred approximately $149,000 of expenses associated with the investment. ITC was a development stage company in May 1997 and was focusing its efforts on developing certain early stage technologies. Due to the uncertainty regarding the realization of its investment, the Company charged the purchase price and related acquisition costs to operations during the year ended December 31, 1997 as in-process research and development.

     In connection with the Company's investment in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt under a loan agreement (the "loan agreement") that bears interest at 10% per annum. The note is convertible into equity at the rate of one percent of ownership per $100,000 borrowed. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and as of December 31, 1998 owes the Company $2.0 million plus accrued interest of approximately $68,000. In addition, in December 1998 and February 1999 the Company amended its loan agreement with ITC to provide ITC with an additional $50,000 and $100,000, respectively, of financing under the same terms and conditions as the $2.0 million senior debt financing. In connection with the February 1999 amendment, ITC issued to the Company a warrant to purchase 10,030 shares of ITC's Series A Preferred Stock at an exercise price of $9.97 per share. As of February 28, 1999, ITC had borrowed $138,043 under this facility. The Company has not recorded interest income on the note receivable from ITC because interest is not due until the earlier of (i) the closing of any debt or equity financing by ITC resulting in at least $4,000,000 in gross procees to ITC, (ii) the merger or consolidation, or other combination, of ITC into or with another corporation or the sale of all or substantially all of the assets of ITC or (iii) thirty months following November 30, 1999 or following the date upon which the Company exercises its option to purchase all of the outstanding capital stock of ITC. In addition, under the loan agreement, the payment of all interest will be waived if the Company exercises its option to convert its senior debt into additional equity. This option to convert expires May 29, 1999 but may be extended until no later than November 30, 1999 under certain conditions. The Company believes that if it does not exercise this option the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. During the year ended December 31, 1998, the Company recorded $437,000 as its equity in the loss of ITC, and reduced the carrying value of the note receivable by such amount. The Company believes that the carrying value of the note, approximately $1.6 million as of December 31, 1998, is fully realizable. During 1998, ITC generated $60,000 of product revenues and expects product revenues to increase significantly during 1999.

     On March 30, 1999, ITC entered into an agreement for the issuance and sale of 120,361 shares of common stock at a purchase price of $9.97 per share to a third party. The agreement provides for the issuance of additional shares of common stock to the purchaser if ITC does not reach certain milestones as set forth in the agreement. In connection with this issuance, ITC issued 39,159 shares of Series A redeemable convertible preferred stock to NMT in order for NMT to maintain its 23 percent ownership interest in ITC. A portion of the proceeds from this financing was used to repay certain bridge financing, including $50,000 provided by the Company in December 1998.

     The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 10 to Notes to the Consolidated Financial Statements for the year ended December 31, 1998. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

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

Year 2000 Readiness

     Prior to the Company's acquisition of ENI, the Company had reviewed its internal computer systems and their capabilities of recognizing the year 2000 and years thereafter. At that time, the Company believed that it was Year 2000 compliant in all material respects.

     In addition, prior to the acquisition of ENI by the Company, management of ENI had determined that its financial and operational systems needed modification or replacement not only to be year 2000 compliant but to (a) improve functionality, (b) assure continued euro currency compliance, (c) provide more meaningful information and (d) integrate the various companies within ENI onto a world-class Enterprise Reporting System ("ERP"). ENI management had developed a comprehensive plan for implementing the new system, including selecting the system and related providers of implementation assistance, but the decision to proceed was postponed until the closing of the acquisition.

     After the closing of the acquisition, the Company authorized the plan described above in August 1998, and committed to the implementation of a new ERP system for its NMT Neurosciences Division. The new systems are expected to be operational by the end of the third quarter of 1999 at a total project cost of $2.0 million, of which approximately $1.3 million will be for computer hardware and other capital expenditures. The Company anticipates financing the capital component above and expects to fund the remainder from operating cash flows.

     While the Company currently does not have a contingency plan in the event a particular system is not Year 2000 compliant, such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Since the Company is completely replacing the systems at its Neurosciences Division with a commercially available and tested ERP product, it is believed that the project will proceed more efficiently than had the Company chosen to modify its existing systems. Currently, the project is slightly behind schedule due to a delayed start. However, target dates have remained unchanged as the Company believes they continue to be realistic.

     Since the Company interfaces with its major customers and suppliers via telephone and fax, the Company does not expect to incur significant losses in the event that either the Company or its customers and suppliers are not Year 2000 compliant. The Company has obtained notices from major customers and suppliers that they are Year 2000 compliant. In addition, the Company's products are Year 2000 compliant.

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

Euro Conversion

     On January 1, 1999, eleven of the fifteen member states of the European Union adopted the "euro" as their national currency unit and irrevocably established fixed conversion rates between their existing or "legacy" currency units and the euro. During the three year transition period between January 1, 1999 and January 1, 2002, the euro will be a "cashless" currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins will be introduced, and legacy currency banknotes and coins will be withdrawn from circulation. No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the legacy currency banknotes and coins will no longer be accepted as legal tender.

     The Company, including its Neurosciences Division, conducts a substantial portion of its business within the member countries of the European Union, and accordingly, its existing systems are generally capable of accommodating multiple currencies, including the euro. The new ERP system described above will also assure continued euro currency compliance.

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

We have failed to meet covenants in our subordinated loan agreement and have obtained a waiver.

     We financed our acquisition of the neurosurgical instruments business of Elekta with $13 million of cash (plus approximately $2.6 million of acquisition costs) and a $20 million subordinated note we issued to an affiliate of one of our stockholders. The subordinated note is secured by all of our assets, is due on September 30, 2003 and requires us to pay interest on a quarterly basis at an annual rate of 10.101%. The note includes certain restrictive covenants relating to the maintenance of certain ratios and cash levels. We were in compliance with all of the covenants at December 31, 1998. As of March 31, 1999, we were not in compliance with one of the covenants contained in the subordinated note relating to our cash position. We negotiated a waiver of the default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases). Also, we issued to the noteholder warrants to purchase 25,000 shares of Common Stock. Although we believe that we will be able to satisfy the covenants as modified, our failure to meet our financial plan in any given month could result in our breach of certain of the covenants. If we breach any of the covenants under the subordinated loan agreement and are not successful in obtaining a waiver, the noteholder could demand repayment of the note. In addition, in the event of a breach of certain of the covenants, including the financial covenants, the interest rate under the note will increase to 12.101% per annum until we cure the default or the noteholder waives the default. Currently, we are seeking to refinance this debt. We cannot be certain that we will be able to refinance this debt at all or on acceptable terms.

We face uncertainties with respect to commercialization, product development and market acceptance of our products.

     We currently market eight product lines. Before certain of our products can be marketed and sold in the United States, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. We cannot be certain that our current products, or any other products that we develop, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

We may be unable to compete successfully due to intense competition and rapid technological change in the industry.

     The medical device industry is characterized by rapidly evolving technology and intense competition. Existing and future products, therapies, technological approaches and delivery systems will continue to compete directly with our products. Many of our competitors have substantially greater capital resources, greater research and development, manufacturing and marketing resources and experience and greater name recognition than we do. In addition, new surgical procedures and medications could be developed that replace or reduce the importance of current or future procedures that utilize our products. As a result, any products that we develop may become obsolete before we recover any expenses incurred in connection with development of these products.

Our business could be materially adversely effected if we fail to adequately integrate acquired businesses.

     In July 1998, we completed the purchase of the neurosurgical instruments business of Elekta AB (PUBL). Acquisitions such as the Elekta purchase involve a number of special risks, including:

     . diversion of management's attention from other business concerns; . difficulties in the assimilation of the personnel, information systems and operations of the acquired business;
     . risks in entering markets in which we have no or limited prior experience; and
     .  the loss of key employees of the acquired company.

     The anticipated benefits of an acquisition, including the Elekta purchase, may not be achieved unless we effectively address those special risks. While we believe that we will successfully integrate the businesses we have acquired to date, there can be no assurance that we will not encounter difficulties in integrating the operations and products of acquisitions or that the benefits from any integration will be realized.

We face challenges in managing our recent growth.

     The Company's business has grown rapidly in the last year. Our staff grew from 49 full-time employees and one part-time employee at December 31, 1997 to 262 full-time employees and 49 part-time employees at December 31, 1998. In addition, our recent expansion has resulted in substantial growth in the scope of our operating and financial systems and the geographic area of our operations and customers, resulting in increased responsibility for both existing and new management personnel. The expansion and growth of our business has placed significant demands on management and other resources. Our future success will depend on our ability to manage our growth effectively, including by:

     . developing and improving our operational, financial and other internal systems;
     . improving our sales and marketing capabilities; and . continuing to train, motivate and manage our employees.

     Management has limited experience managing a business of our size. Any inability to manage our growth could have a material adverse effect on our ability to retain key personnel and on our business, financial condition and results of operations.

We face additional capital requirements in the future, and insufficient funds may prevent us from implementing our business strategy.

     We may require additional funds for our research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes and manufacturing and marketing programs. Our cash needs will depend on a number of factors, including product sales, the progress of research and development programs and preclinical and clinical testing, the cost and time involved in obtaining regulatory approvals, and the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our key existing business relationships and the terms of any new relationships that we establish. Although we believe that existing resources and cash from operations will be sufficient to fund our current operations for the balance of the current fiscal year, if our cash and current resources are not sufficient, we will need to obtain additional sources of funding. We can not assure you that additional sources of funding will be available at all or on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain of our research and product development programs or to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop ourselves.

Our future success may depend in part upon maintenance of business relationships with collaborators.

     We have entered into distribution agreements with Bard Radiology and Bard International granting them exclusive distribution rights to our SNF, and into a license agreement with Boston Scientific granting Boston Scientific exclusive worldwide rights to develop, manufacture, market and distribute our stent technology, along with products incorporating such technology. Although Bard Radiology and Bard International have agreed not to sell competing filters, Boston Scientific is not prohibited from selling other stents and, in fact, manufactures and licenses from others a variety of stents that may compete with our stents. Boston Scientific may choose to emphasize such other stents in its developmental and marketing efforts. We cannot be certain that these arrangements will be renewed or that our existing relationships with Bard Radiology, Bard International or Boston Scientific will continue in their current form. Our business could be materially adversely affected if these arrangements prove unsuccessful or if these companies terminate their arrangements with us, negotiate lower prices, sell additional competing products, whether manufactured by themselves or others, or otherwise alter the nature of their relationships with us.

Our limited manufacturing history, dependence on third party manufacturers and the possibility of non-compliance with manufacturing regulations raise uncertainties with respect to our ability to commercialize future products.

     We use third parties to manufacture and distribute certain of our products. If our third party manufacturers experience delays or difficulties in producing, packaging or distributing our products, market introduction and subsequent sales of such products would be adversely affected, and we might have to seek alternative sources of supply. We cannot be certain that we will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we are unable to obtain or retain third party manufacturers on commercially acceptable terms, we may not be able to commercialize medical products as planned.

     The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practices and ISO 9000. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we, or a third party manufacturer, change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

We may be unable to successfully market our products due to limited marketing and sales experience.

     The Company's neurosurgical implants and instruments and septal repair devices are generally marketed directly through the Company's direct sales force. Because we have marketed our older products through third parties, we have limited experience marketing our products. In order to market directly the CardioSEAL Septal Occluder, our neurosurgical instruments and any other related products, we will have to develop a marketing and sales organization with technical expertise and distribution capabilities.

We may be unable to protect our intellectual property rights and may face intellectual property infringement claims.

     Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We cannot be certain that:

     . any pending patent applications or any future patent application will result in issued patents,
     . the scope of any patent protection will exclude competitors or provide competitive advantages to us,
     . any of our patents will be held valid if subsequently challenged, or . others will not claim rights in or ownership of the patents and other proprietary rights held by us.

     Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms, if at all.

As a result of government regulations, we may experience lower sales and earnings.

     The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

     . delays in receipt of, or failure to receive, regulatory approvals or clearances,
     . the loss of previously received approvals or clearances, . limitations on the intended use of a device imposed as a condition of regulatory approvals or clearances, or
     . our failure to comply with existing or future regulatory requirements.

     In addition, sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Failure to comply with foreign regulatory requirements also could have a material adverse effect on our business, financial condition and results of operations.

We face uncertainties with respect to the availability of third party reimbursement.

     In the United States, Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs, greatly affect revenues for suppliers of health care products and services. Such third party payors may affect the pricing or relative attractiveness of our products by regulating the maximum amount, if any, of reimbursement which they provide to the physicians and clinics using our devices, or any other products that we may develop. If, for any reason, the third party payors decided not to provide reimbursement for our products, this would materially adversely affect our ability to sell our products. Moreover, mounting concerns about rising health care costs may cause the government or private insurers to implement more restrictive coverage and reimbursement policies in the future. In the international market, reimbursement by private third party medical insurance providers and by governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

We may not have successfully redesigned the Clamshell septal repair device.

     Between 1989 and 1991, Bard sponsored trials of an earlier version of the septal repair device, known as the Clamshell. In 1991, Bard discovered fractures of the stainless steel framework in certain of the devices implanted during such clinical trials and, following such discovery, suspended its clinical trials worldwide except for patients whose status of being at high risk for surgery made their use of the Clamshell particularly necessary. We determined that the fractures were caused by "metal fatigue", resulting from higher than anticipated forces acting on the Clamshell. Our redesign efforts resulted in the design of the current version of the septal repair device. Although the CardioSEAL Septal Occluder has undergone in vitro testing, we cannot be certain that such testing accurately simulates the actual forces in the human body or that similar fractures will not occur with the CardioSEAL Septal Occluder. If such fractures occur with adverse clinical consequences, our efforts to commercialize the CardioSEAL Septal Occluder may be significantly delayed, as we may be required to invest significant resources in further design and engineering of the device, or we may even have to discontinue development efforts.

Product liability claims, product recalls and uninsured or underinsured liabilities could have a material adverse effect on our business.

     The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third party distributors. In these lawsuits, users might allege that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business, financial condition and results of operations. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business, financial condition, and results of operations.


Intense industry competition for qualified employees threatens our ability to attract and retain necessary, qualified personnel.

     In the medical device field, there is intense competition for qualified personnel, and we cannot be assured that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise such as marketing. The failure to attract and retain such personnel could adversely affect our business.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France, as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations since the functional currency is the U.S. dollar. The adoption of the euro by certain members of the European Union occurred on January 1, 1999. In light of the recent adoption of the euro, the Company cannot yet predict what impact, if any, the euro will have on its foreign exchange exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All financial statements required to be filed hereunder are filed as

Appendix A hereto, are listed under Item 14(a) and are incorporated herein by
----------
this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 3, 1999 (the "1999 Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is contained in the 1999 Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is contained in the 1999 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is contained in the 1999 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements.  The following documents are filed as Appendix A
         --------------------                                        ----------
hereto and are included as part of this Annual Report on Form 10-K:

     Financial Statements of Nitinol Medical Technologies, Inc.:
          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

     Financial Statements of Image Technologies Corporation:
          Report of Independent Public Accountants
          Balance Sheets as of December 31, 1998 and 1997
          Statements of Operations for the Years Ended December 31, 1998 and
           1997
          Statements of Stockholders' Deficit for the Years Ended December 31,
           1998, 1997 and 1996
          Statements of Cash Flows for the Years Ended December 31, 1998, 1997
           and 1996
          Notes to Financial Statements

     (b) Financial Statement Schedules.  The Company is not filing any financial
         -----------------------------
statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

     (c) Exhibits.  The exhibits filed as part of this Annual Report on Form
         --------
10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. The Company has identified with asterisks in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

     (d) Reports on Form 8-K.  The Company did not file any Reports on Form 8-K
         -------------------
during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NITINOL MEDICAL TECHNOLOGIES, INC.

                                      By:  /s/ Thomas M. Tully
                                           -------------------
                                           Thomas M. Tully
                                           President and Chief Executive Officer

Dated:    April 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                              DATE


/s/ Thomas M. Tully            President and Chief Executive      April 14, 1999
--------------------------     Officer and Director (Principal
Thomas M. Tully                Executive Officer)


/s/ William J. Knight          Vice President of Finance and      April 14, 1999
--------------------------     Administration and Chief
William J. Knight              Financial Officer (Principal
                               Financial and Accounting Officer)


                               Director                           April __, 1999
--------------------------
Michael C. Brooks

/s/ R. John Fletcher           Director                           April 14, 1999
--------------------------
R. John Fletcher

/s/ C. Leonard Gordon          Director                           April 14, 1999
--------------------------
C. Leonard Gordon

/s/ Jeffrey R. Jay, M.D.       Director                           April 14, 1999
--------------------------
Jeffrey R. Jay, M.D.

/s/ Morris Simon, M.D.         Director                           April 14, 1999
--------------------------
Morris Simon, M.D.

/s/ Robert A. Van Tassel, M.D. Director                           April 14, 1999
------------------------------
Robert A. Van Tassel, M.D


                                  APPENDIX A

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


              Nitinol Medical Technologies, Inc. and Subsidiaries:

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997         F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
  the Years Ended December 31, 1998, 1997 and 1996                   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                   F-7

Notes to Consolidated Financial Statements
                                                                     F-8 - F-38

                        Image Technologies Corporation:

Report of Independent Public Accountants                             F-39

Balance Sheets as of December 31, 1998 and 1997                      F-40

Statements of Operations for the Years Ended December 31,
  1998 and 1997                                                      F-41

Statements of Stockholders' Deficit for the Years Ended
  December 31, 1998 and 1997                                         F-42

Statements of Cash Flows for the Years Ended December 31,
  1998 and 1997                                                      F-43

Notes to Financial Statements                                        F-44 - F-54

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Nitinol Medical Technologies, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Nitinol Medical Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nitinol Medical Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Boston, Massachusetts
February 9, 1999
(except for the matters discussed
in Notes 1 and 4(b) as to which the
dates are April 15, 1999 and
March 30, 1999, respectively)

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        At December 31,
                                                                 1998                   1997
                                                                 ----                   ----
               ASSETS
Current assets:
  Cash and cash equivalents                                  $ 4,007,014            $ 5,561,445
  Marketable securities                                        5,113,537             20,822,405
  Accounts receivable, net of allowances for
    doubtful accounts of $946,000 and $125,000
    in 1998 and 1997, respectively                            11,785,861              2,317,408
  Inventories                                                 10,848,432              1,071,265
  Prepaid expenses and other current assets                    3,516,610              1,110,271
                                                             -----------            -----------
     Total current assets                                     35,271,454             30,882,794
                                                             -----------            -----------

Property, plant and equipment, at cost:
  Land and Buildings                                           4,650,000                     --
  Leasehold improvements                                       4,429,235              1,135,583
  Laboratory and computer equipment                            2,621,211              1,091,380
  Equipment under capital lease                                1,144,982                948,155
  Office furniture and equipment                               2,299,589                143,640
                                                             -----------            -----------
                                                              15,145,017              3,318,758
  Less--Accumulated depreciation and amortization              1,961,869                845,512
                                                             -----------            -----------
                                                              13,183,148              2,473,246
                                                             -----------            -----------

Long-term investments in marketable securities                 1,009,401              1,478,058

Notes receivable from Image Technologies Corporation           1,600,898                     --

Goodwill, net of accumulated amortization of $244,025         13,478,010                     --

Other assets                                                   1,640,218                171,415
                                                             -----------            -----------
                                                             $66,183,129            $35,005,513
                                                             ===========            ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 6,619,190            $   166,248
  Accrued expenses                                             5,219,500                986,128
  Current portion of debt obligations                            386,248                168,736
  Deferred revenue                                                    --                300,000
                                                             -----------            -----------
     Total current liabilities                                12,224,938              1,621,112
                                                             -----------            -----------
Long term debt obligations, net of current portion            17,798,743                612,458
Deferred tax liability                                         1,990,808                     --

Commitments (Note 10)

Stockholders' equity:
  Preferred stock, $.001 par value--                         $                      $
    Authorized--3,000,000 shares
    Issued and outstanding--none                                      --                     --
  Common stock, $.001 par value--
    Authorized--30,000,000 shares
    Issued and outstanding--10,680,117 and
      9,823,186 shares in 1998 and 1997, respectively             10,681                  9,824
  Additional paid-in capital                                  40,999,277             36,610,997
  Cumulative translation adjustment                              687,000                     --
  Accumulated deficit                                         (7,528,318)            (3,848,878)
                                                             -----------            -----------
     Total stockholders' equity                               34,168,640             32,771,943
                                                             -----------            -----------
                                                             $66,183,129            $35,005,513
                                                             ===========            ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended December 31,
                                                              1998                 1997                 1996
                                                              ----                 ----                 ----
Revenues:
      Product sales                                       $30,147,287          $ 8,564,810          $ 4,556,861
      License fees and royalties                            2,028,973            1,500,000            2,375,000
      Product development                                       1,453               60,898               91,662
                                                          -----------          -----------          -----------
                                                           32,177,713           10,125,708            7,023,523
                                                          -----------          -----------          -----------
Expenses:
     Cost of product sales                                 12,068,003            3,765,235            2,386,896
     Research and development                               3,983,728            2,973,755            2,661,849
     General and administrative                             6,603,872            2,873,477            2,284,184
     Selling and marketing                                  6,099,739            1,010,123              310,988
     Acquired in-process research and development           4,710,000            2,449,071            1,111,134
     Merger and integration charge                            687,242                   --                   --
     Restructuring charge                                          --              193,636                   --
                                                          -----------          -----------          -----------
                                                           34,152,584           13,265,297            8,755,051
                                                          -----------          -----------          -----------
          Loss from operations                             (1,974,871)          (3,139,589)          (1,731,528)

Equity in loss of Image Technologies Corporation             (437,145)                  --                   --
Currency transaction loss                                     (87,596)             (14,672)                  --
Interest expense                                           (1,498,346)             (46,152)             (42,179)
Interest income                                             1,199,056            1,591,922              610,830
                                                          -----------          -----------          -----------
                                                             (824,031)           1,531,098              568,651
                                                          -----------          -----------          -----------
          Loss before provision for income taxes           (2,798,902)          (1,608,491)          (1,162,877)

Provision for income taxes                                    880,538              229,500                   --
                                                          -----------          -----------          -----------
          Net loss                                        $(3,679,440)         $(1,837,991)         $(1,162,877)
                                                          ===========          ===========          ===========
Basic and diluted net loss per common share                     $(.36)               $(.19)               $(.21)
                                                          ===========          ===========          ===========
Basic and diluted weighted average common shares
             outstanding                                   10,192,663            9,595,969            6,748,810
                                                          ===========          ===========          ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Convertible
                                        Preferred Stock             Common Stock
                                     ---------------------    -----------------------   Additional
                                        Number     $  .001       Number         $.001    Paid-in      Accumulated
                                     of Shares   Par Value    of Shares     Par Value    Capital        Deficit
                                     ---------   ---------    ---------     ---------    -------        -------
Balance, January 1, 1996 ..........         --     $    --    3,774,112       $ 3,775   $        --    $  (848,010)
  Issuance of convertible
   preferred stock, net of
   issuance costs of
   approximately $989,000 .........  3,787,104       3,787           --            --     3,257,211             --
  Common stock issued in
   connection with the
   purchase of technology
   and other assets ...............         --          --      514,651           515     1,104,442             --
  Exercise of common stock
   options ........................         --          --        3,947             4         8,471             --
  Warrant grant in exchange
   for license ....................         --          --           --            --        11,200             --
  Accretion of convertible
   preferred stock dividends ......         --          --           --            --      (255,000)            --
  Proceeds from initial public
   offering, net of offering
   costs of approximately
   $ 1,028,000 ....................         --          --    3,150,000         3,150    31,193,703             --
  Conversion of convertible
   preferred stock into common
   stock .......................... (3,787,104)     (3,787)   1,993,212         1,993         1,794             --
  Net loss ........................         --          --           --            --            --     (1,162,877)
                                    ----------   ---------   ----------       -------   -----------    -----------
  Total comprehensive loss.........         --          --           --            --            --             --
Balance, December 31, 1996.........         --          --    9,435,922         9,437    35,321,821     (2,010,887)
  Exercise of common stock
   options ........................         --          --      322,485           322       535,706             --
  Exercise of warrants ............         --          --       64,779            65       275,894             --
  Compensation relating to
   acceleration of vesting of
   common stock options ...........         --          --           --            --       111,576             --
  Tax benefit related to exercise
   of common stock options.........         --          --           --            --       366,000             --
  Net loss ........................         --          --           --            --            --     (1,837,991)
                                    ----------   ---------   ----------       -------   -----------    -----------
  Total comprehensive loss.........         --          --           --            --            --             --
Balance, December  31, 1997 .......         --          --    9,823,186         9,824    36,610,997     (3,848,878)
  Common stock issued under
   the employee stock purchase
   plan ...........................         --          --       11,972            12        69,221             --
  Common stock issued as a finders'
   fee in connection with  the
   acquisition of Elekta Neuro-
   surgical Instruments ...........         --          --      113,793           114       659,885             --
  Common stock issued for
   original issue discount on
   subordinated debt ..............         --          --      561,207           561     3,254,440             --
  Exercise of common stock
   options ........................         --          --      169,959           170       303,055             --
  Compensation relating to
   acceleration of vesting of
   common stock options ...........         --          --           --            --        11,679             --
  Cumulative translation
   adjustment .....................         --          --           --            --            --             --
  Tax benefit related to exercise
   of common stock options ........         --          --           --            --        90,000             --
  Net loss ........................         --          --           --            --            --     (3,679,440)
                                    ----------   ---------   ----------       -------   -----------    -----------
  Total comprehensive loss.........         --          --           --            --            --             --

Balance, December  31, 1998........         --     $    --   10,680,117       $10,681   $40,999,277    $(7,528,318)
                                    ==========   =========   ==========       =======   ===========    ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                        Cumulative          Total
                                       Translation      Stockholders'     Comprehensive
                                        Adjustment     Equity/(Deficit)       Loss
                                        ----------     ---------------    -------------
Balance, January 1, 1996 ..........    $     --         $  (844,235)      $    --
  Issuance of convertible
   preferred stock, net of
   issuance costs of
   approximately $989,000 .........          --           3,260,998            --
  Common stock issued in
   connection with the
   purchase of technology
   and other assets ...............          --           1,104,957            --
  Exercise of common stock
   options ........................          --               8,475            --
  Warrant grant in exchange
   for license ....................          --              11,200            --
  Accretion of convertible
   preferred stock dividends ......          --            (255,000)           --
  Proceeds from initial public
   offering, net of offering
   costs of approximately
   $ 1,028,000 ....................          --          31,196,853            --
  Conversion of convertible
   preferred stock into common
   stock ..........................          --              --                --
  Net loss ........................          --          (1,162,877)       (1,162,877)
                                       ----------       -----------       -----------
  Total comprehensive loss.........          --              --            (1,162,877)
Balance, December 31, 1996.........          --          33,320,371            --
  Exercise of common stock
   options ........................          --             536,028            --
  Exercise of warrants ............          --             275,959            --
  Compensation relating to
   acceleration of vesting of
   common stock options ...........          --             111,576            --
  Tax benefit related to exercise
   of common stock options.........          --             366,000            --
  Net loss ........................          --          (1,837,991)       (1,837,991)
                                       ----------       -----------       -----------
  Total comprehensive loss.........          --              --            (1,837,991)
Balance, December  31, 1997 .......          --          32,771,943            --
  Common stock issued under
   the employee stock purchase
   plan ...........................          --              69,233            --
  Common stock issued in
   connection with  the
   acquisition of Elekta Neuro-
   surgical Instruments ...........          --             659,999            --
  Common stock issued for
   original issue discount on
   subordinated debt...............          --           3,255,001            --
  Exercise of common stock
   options ........................          --             303,225            --
  Compensation relating to
   acceleration of vesting of
   common stock options ...........          --              11,679            --
  Cumulative translation
   adjustment .....................       687,000           687,000           687,000
  Tax benefit related to exercise
   of common stock options ........          --              90,000            --
  Net loss ........................          --          (3,679,440)       (3,679,440)
                                       ----------       -----------       -----------
  Total comprehensive loss.........          --              --           $(2,992,440)
                                                                          ===========
Balance, December  31, 1998........    $  687,000       $34,168,640
                                       ==========       ===========

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

          NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31,
                                                                                1998           1997          1996
                                                                                ----           ----          ----
Cash flows from operating activities:
  Net loss                                                                 $ (3,679,440) $ (1,837,991) $ (1,162,877)
  Adjustments to reconcile net loss to net cash used in
   operating activities--
       Acquired in-process research and development                           4,710,000     2,449,071             --
       Equity in loss of Image Technologies Corporation                         437,145            --             --
       Expense recorded on acceleration of stock options                         11,679       111,576             --
       Depreciation and amortization                                          1,391,088       461,141        226,968
       Noncash tax provision                                                    674,000            --             --
       Noncash interest expense relating to original issue discount             215,490            --             --
       Increase in accounts receivable reserves                                 596,000            --             --
       Deferred Tax Benefit                                                    (386,692)           --             --
       Write off of leasehold improvements                                           --            --         75,000
       Common stock issued for in-process research and development                   --            --        806,174
       Warrant grant in exchange for license                                         --            --         11,200
       Changes in assets and liabilities--
         Accounts receivable                                                 (4,094,683)   (1,535,178)      (459,013)
         Inventories                                                         (2,819,412)     (325,288)      (537,916)
         Prepaid expenses and other current assets                              (23,594)     (500,254)      (209,048)
         Accounts payable                                                      (653,530)     (254,176)       (78,392)
         Accrued expenses                                                     3,722,236       673,966        462,181
         Deferred revenue                                                      (300,000)      300,000       (600,000)
                                                                           ------------   -----------   ------------
           Net cash used in operating activities                               (199,713)     (457,133)    (1,465,723)
                                                                           ------------   -----------   ------------
Cash flows from investing activities:
  Maturities (purchases) of marketable securities and
   long-term investments                                                     16,167,143     4,056,855    (26,611,915)
  Purchases of property, plant and equipment                                 (1,638,432)     (272,380)    (1,317,250)
  Increase in other assets                                                     (636,238)      (81,855)       (39,495)
  Increase in investment in Image Technologies Corporation                   (2,038,043)           --             --
  Cash paid for acquisition of Image Technologies Corporation,
   net of cash acquired                                                              --    (2,449,071)            --
  Cash paid for acquisition of Elekta Neurosurgical Instruments,
   net of cash acquired                                                     (32,721,076)           --             --
                                                                           ------------   -----------   ------------
           Net cash provided by (used in) investing activities                 (866,646)    1,253,549    (27,968,660)
                                                                           ------------   -----------   ------------
Cash flows from financing activities:
  Proceeds from initial public offering, net                                         --            --     31,196,853
  Redemption of preferred stock including dividends                                  --            --     (4,505,000)
  Payments of subordinated debt                                                      --            --       (309,356)
  Payments of loan from distributor                                                  --            --       (780,830)
  Proceeds from issuance of convertible preferred stock, net                         --            --      7,510,998
  Proceeds from issuance of common stock                                        303,255       811,986          8,475
  Proceeds from issuance of common stock pursuant to employee
   stock purchase plan                                                           69,233            --             --
  Proceeds from issuance of subordinated debt                                20,000,000            --             --
  Cash paid for deferred financing costs                                       (852,849)           --             --
  Distributions to stockholders                                                      --            --       (100,000)
  Payments of bank debt                                                         (85,000)           --             --
  Payments of capital lease obligations                                        (190,519)     (129,443)       (37,518)
                                                                           ------------   -----------   ------------
           Net cash provided by financing activities                         19,244,090       682,543     32,983,622
                                                                           ------------   -----------   ------------

Effect of exchange rate changes on cash                                         267,838            --             --

Net increase (decrease) in cash and cash equivalents                         (1,554,431)    1,478,959      3,549,239
Cash and cash equivalents, beginning of period                                5,561,445     4,082,486        533,247
                                                                           ------------   -----------   ------------
Cash and cash equivalents, end of period                                   $  4,007,014   $ 5,561,445   $  4,082,486
                                                                           ============   ===========   ============

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (1)  OPERATIONS

       Nitinol Medical Technologies, Inc. (NMT or the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSEAL Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad, and the CardioSEAL Septal Occluder is in the clinical trials stage in the U.S. and is sold commercially in Europe and other international markets. As a result of the Company's acquisition on July 8, 1998 of the neurosurgical instruments business of Elekta AB (PUBL) (ENI), a Swedish corporation, which the Company operates through its NMT Neurosciences division (See
       Note 3), the Company develops, manufactures, markets and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

       As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note agreement. On April 15, 1999, the Company negotiated a waiver of the default with the noteholder, which is an affiliate of one of the Company's principal stockholders. See
       Note 9 for additional terms and conditions of the waiver of the default and the amendment to the covenants.

  (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

       (b) Management Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities

     The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities. Marketable securities are classified as current or long term based on their remaining maturity as of the balance sheet date.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities as held-to-maturity and available-for-sale and its long-term investments in marketable securities as held-to-maturity. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. There were no unrealized gains or losses as of December 31, 1998 or 1997.

     Cash and cash equivalents, which are carried at cost and approximate market, consist of the following:

                                                    At December 31,
                                                1998             1997
                                                ----             ----
     Cash                                    $3,995,112       $1,626,074
     Cash equivalents--
        Commercial paper                             --        2,964,195
        Money market                             11,902          971,176
                                             ----------       ----------
                                             $4,007,014       $5,561,445
                                             ==========       ==========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities--(continued)

     Marketable securities, with a weighted average maturity of approximately 7 1/2 months and 6 months at December 31, 1998 and 1997, respectively, consist of the following:

                                               At December 31,
                                           1998            1997
                                           ----            ----
        Held-to-maturity--
           Eurodollar bonds             $3,310,627     $10,619,598
           Corporate debt securities       502,063       2,388,681
           Medium term notes               500,847         665,998
           Commercial paper                     --       5,985,895
           Zero coupon bonds                    --       1,162,233
                                        ----------     -----------
                                         4,313,537      20,822,405
        Available-for-sale--
           Taxable auction securities      800,000              --
                                        ----------     -----------
                                        $5,113,537     $20,822,405
                                        ==========     ===========

   There were no realized gains or losses on the sale of available-for-sale securities during 1998 and 1997.

   Long-term investments in marketable securities, with a weighted average maturity of approximately 15 months and 15 1/2 months at December 31, 1998 and 1997, respectively, are carried at cost which approximates market and consists of the following:

                                               At December 31,
                                           1998            1997
                                           ----            ----
        Held-to-maturity--
           Medium-term notes            $1,009,401     $   502,468
           Corporate debt securities            --         975,590
                                        ----------     -----------
                                        $1,009,401     $ 1,478,058
                                        ==========     ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities--(continued)

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments in marketable securities are included in prepaid expenses and other current assets in the accompanying balance sheets:

                                               At December 31,
                                           1998            1997
                                           ----            ----
        Short-term interest receivable  $117,687          $476,559
        Long-term interest receivable     12,985             5,676
                                        --------          --------
                                        $130,672          $482,235
                                        ========          ========

     (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                               At December 31,
                                           1998            1997
                                           ----            ----
            Components                 $ 3,117,848    $  625,381
            Finished goods               7,730,584       445,884
                                       -----------    ----------
                                       $10,848,432    $1,071,265
                                       ===========    ==========

     Finished goods consist of materials, labor and manufacturing overhead.

     (e) Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, marketable securities, long-term investments in marketable securities, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1997, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates.

     The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (f) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of investments in marketable securities and trade accounts receivable. The Company's investments are held in highly rated qualified financial institutions. Accounts receivable subject the Company to the potential for credit risk with customers in the health care industry. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral. Historically, the Company has not experienced significant losses related to its accounts receivable. The Company utilizes primarily one distributor for the sales of its filter products. This distributor had amounts due to the Company of approximately $992,000 and $923,000 as of December 31, 1998 and 1997, respectively. This distributor accounted for 25%, 65%, and 89% of product revenues for fiscal 1998, 1997 and 1996, respectively. The Company has a number of accounts receivable denominated in foreign currencies that are translated at year-end exchange rates. For the year ended December 31, 1998 and 1997, foreign sales accounted for 47% and 22% of total revenues, respectively.

     (g) Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property, plant and equipment over the following estimated useful lives:

                                                             Estimated
            Asset Classification                            Useful Life
            --------------------                            -----------
         Buildings                                           30 Years
         Leasehold improvements                            Life of Lease
         Laboratory and computer equipment                   3-7 Years
         Equipment under capital lease                     Life of Lease
         Office furniture and equipment                     5-10 Years

      (h) Revenue Recognition

      The Company records product sales upon shipment to the customer. Products sold to the Company's distributors are not subject to a right of return for unsold product. License fees, royalties and product development revenue are recognized as earned.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (i) Net Loss per Common and Potential Common Share

     The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the periods prior to the Company's initial public offering. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock (914,314, 1,079,875, and 1,225,797 shares for the years ended December 31, 1998, 1997 and 1996, respectively) are antidilutive. Calculations of basic and diluted net loss per share are as follows:

                                                  For the Years Ended December 31,
                                            1998               1997               1996
                                            ----               ----               ----
    Net loss                            $(3,679,440)       $(1,837,991)      $(1,162,877)
    Accretion of convertible
      preferred stock dividends                  --                 --           255,000
                                        -----------        -----------       -----------
    Net loss available to common
      stockholders                      $(3,679,440)       $(1,837,991)      $(1,417,877)
                                        ===========        ===========       ===========
    Weighted average common
      shares outstanding                 10,192,663          9,595,969         6,748,810
                                        ===========        ===========       ===========
    Basic and diluted net loss per
      common share                      $      (.36)       $      (.19)      $      (.21)
                                        ===========        ===========       ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (j) Foreign Currency

     The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity and amounted to a gain of approximately $687,000 for the year ended December 31, 1998. There were no foreign currency translation gains or losses for the years ended December 31, 1997 and 1996.

     Additionally, the Company had foreign currency exchange transaction losses of approximately $88,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively. There were no foreign currency exchange transaction gains or losses during the year ended December 31, 1996. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

     (k) Comprehensive Income

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is disclosed in the accompanying statements of stockholders' equity (deficit).

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (l) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

     (m) Pension Obligations

     In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning December 15, 1997. During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 132 which establishes accounting and reporting standards for pension and other postretirement benefit plans. As part of the acquisition of ENI, the Company assumed a defined benefit plan covering substantially all of its U.K. employees. The most recent actuarial review of the defined benefit plan was as of March 31, 1997, at which time pensionable salaries were approximately $1.1 million and the assessed market values of the fund's assets and liabilities were approximately $3.7 million and $3.8 million, respectively. The principal actuarial assumptions used in the most recent valuations were as follows:

     Valuation rate of interest               8.75%
     Allowance for salary increases           7.00%

     Pension costs included in the accompanying statements of operations amounted to approximately $99,000 for the year ended December 31, 1998. Included in other assets are prepaid pension costs of approximately $512,000 as of December 31, 1998. These prepayments represent the excess of the fair market value of the plan's assets over the present value of the accumulated pension benefits.

     In October 1996, the Company adopted a qualified defined contribution plan, the Nitinol Medical Technologies, Inc. 401(k) Plan (the 401(k) Plan) pursuant to which U.S. employees may defer up to 15% of their salary, subject to certain limitations. The Company did not make any employee matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 1998, 1997 and 1996.

     (n) Prior Year Account Balances

     Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

     (o) Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                                 For the Years Ended December 31,
                                                                                1998           1997          1996
                                                                                ----           ----          ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for--
    Interest                                                               $  1,371,912   $    46,152   $     27,288
                                                                           ============   ===========   ============
    Income Taxes                                                           $    728,324   $    32,000   $    186,500
                                                                           ============   ===========   ============
Supplemental disclosure of noncash financing and
 investing transactions:
  Equipment acquired under capital lease obligations                       $    195,827   $   400,091   $    548,063
                                                                           ============   ===========   ============
  Noncash tax benefit relating to exercise of stock options                $     90,000   $   366,000   $         --
                                                                           ============   ===========   ============
  Abandonment of leasehold improvements                                    $         --   $   111,472   $         --
                                                                           ============   ===========   ============
  Original issue discount recorded related to stock issued
    in connection with subordinated note payable                           $  3,255,001   $        --   $         --
                                                                           ============   ===========   ============
  Conversion of preferred stock into common stock                          $         --   $        --   $      3,787
                                                                           ============   ===========   ============
  Common stock issued for property and equipment                           $         --   $        --   $    298,783
                                                                           ============   ===========   ============
Acquisition of Elekta Neurosurgical Instruments (ENI):
    Fair value of identifiable assets acquired                             $ 26,475,000   $        --   $         --
    Goodwill and other intangibles                                           14,396,075            --             --
    In-process research and development                                       4,710,000            --             --
    Liabilities assumed                                                     (10,007,000)           --             --
    Issuance of Common Stock in connection with acquisition                    (659,999)           --             --
    Cash acquired                                                            (2,193,000)           --             --
                                                                           ------------   -----------   ------------
    Cash paid for purchase of ENI, net of cash acquired                    $ 32,721,076   $        --   $         --
                                                                           ============   ===========   ============

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3)  ACQUISITION OF ELEKTA NEUROSURGICAL INSTRUMENTS

     On July 8, 1998 the Company acquired ENI, the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately
     $33 million, plus acquisition costs of approximately $2.6 million. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition. The transaction was financed with $13 million of the Company's cash, $2.6 million of acquisition costs and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company (See Note 9(a)). A significant portion of the purchase price was identified as intangible assets in an independent appraisal, using proven valuation procedures and techniques. These intangible assets included $4.7 million for acquired in-process research and development for programs that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process research and development programs. The in-process research and development consists of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000. These estimates are subject to change given the uncertainties of the development process. At the date of acquisition the development of these programs had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were written off during the year ended December 31, 1998. For income tax purposes, a significant portion of the acquisition represented the purchase of stock with a carryover tax basis. Accordingly, a deferred tax liability has been established to account for the book and tax differences in book value for building and leasehold improvements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3)  ACQUISITION OF ELEKTA NEUROSURGICAL INSTRUMENTS--(CONTINUED)

     The remaining premium of approximately $17.2 million was allocated to the following identifiable assets, goodwill and other intangibles and will be amortized over periods of 7 to 30 years:

                                                        Amortization
                                           Amount          Period
                                           ------          ------
        Land and Buildings              $ 4,650,000      30 years
        Favorable lease                   1,170,000      30 years
        Goodwill and other intangibles   13,226,000     7-20 years
        Deferred tax liability           (1,896,000)
                                        -----------
                                        $17,150,000
                                        ===========

     The total consideration allocated to the fair market value of assets and liabilities acquired on the purchase date is as follows, net of cash acquired of approximately $2.2 million:

         Accounts receivable                                $ 5,578,000
         Inventories                                          6,688,000
         Prepaid expenses and other current assets            2,024,000
         Property and equipment                               9,992,000
         Goodwill and other intangibles                      14,396,075
         In-process research and development                  4,710,000
         Accounts payable and accrued expenses               (7,324,000)
         Senior debt                                           (523,000)
         Deferred tax liability                              (2,160,000)
                                                            -----------
                                                            $33,381,075
                                                            ===========

     The Company issued 113,793 shares of the Company's $.001 par value common stock, valued at $5.80 per share, to a significant stockholder as a finders' fee in connection with the acquisition. In addition, the Company incurred direct acquisition costs of approximately $1.9 million. These amounts have been included in the purchase price.

     Additionally, as a result of this acquisition, the Company recorded approximately $687,000 of merger and integration expenses during the year ended December 31,1998 (see Note 6).

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(3)  ACQUISITION OF ELEKTA NEUROSURGICAL INSTRUMENTS--(CONTINUED)

     The following table presents selected unaudited financial information of the Company and the neurosurgical division of Elekta AB, assuming the companies combined on January 1, 1997. The unaudited pro forma results are not necessarily indicative of either the actual results that would have occurred had the acquisition been consummated on January 1, 1997 or of future results:

                                                     For the Years Ended December 31,
                                                       1998                   1997
                                                 -----------------     -----------------
                                                   (Unaudited)             (Unaudited)
      Pro forma net revenues                       $48,997,000            $ 41,683,000
                                                   ===========            ============
      Pro forma net loss                           $(6,550,000)           $(10,292,000)
                                                   ===========            ============
      Basic and diluted weighted average
        common shares outstanding                   10,543,663              10,271,000
                                                   ===========            ============
      Basic and diluted net loss per common
        share                                      $      (.62)           $      (1.00)
                                                   ===========            ============

(4)  PURCHASE OF TECHNOLOGY AND OTHER ASSETS

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
                                                        ----------
                                                        $1,409,917
                                                        ==========

          NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(4)  PURCHASE OF TECHNOLOGY AND OTHER ASSETS--(CONTINUED)

     (b)  Image Technologies Corporation

     On May 29, 1997 the Company entered into an agreement to invest $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's $.01 par value redeemable convertible preferred stock, representing a 23% ownership interest in ITC. Under the terms of this agreement, the Company has also extended ITC a credit line, subject to an annual interest rate of 10%, of up to $2 million of senior debt, exchangeable for convertible preferred stock at the option of the Company and equivalent to up to an additional 20% ownership of ITC. ITC may draw against this line of credit based upon meeting its approved business plan. The Company, however, has the right to advance all of the line and exchange it for convertible preferred stock at its option. As of December 31, 1998 ITC borrowed $2 million under this agreement. On December 30, 1998, the Company entered into a revolving credit note agreement with ITC for an additional $50,000 under which ITC borrowed $38,043 as of December 31, 1998. This note accrues interest at 10% per annum and is subject to the same terms as the $2 million credit line agreement. In addition, if ITC obtains debt or equity financing for greater than $300,000, the revolving credit note is payable in full at the option of NMT. On February 3, 1999, the Company entered into an additional revolving credit agreement for $100,000 with ITC that accrues interest at 10% per annum and is subject to the same terms as in the $2 million and $50,000 credit line agreements. ITC has borrowed $100,000 under this agreement. In addition, if ITC obtains equity financing within 45 days of the date of this note for greater than $350,000 the note is payable in full at the option of NMT. In connection with the issuance of this note, ITC granted a warrant to NMT to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share. The Company also has an option to purchase the remaining 57% of ITC for $24.5 million of which up to $7.84 million may be payable in cash. The option expires on May 29, 1999 and may be extended for an additional six months under certain conditions. The Company guarantees the capital and operating leases of ITC (see Notes 9(b) and 10(b)).

     ITC uses certain facilities, management, administrative, and other services of NMT. Under this agreement ITC is to pay NMT $216,000 per annum for two years, which the Company believes represents an arm's length determined value for the services provided. During the years ended December 31, 1998 and 1997, ITC's management service fees amounted to $216,000 and $126,000, respectively.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(4)  PURCHASE OF TECHNOLOGY AND OTHER ASSETS--(CONTINUED)

     (b)  Image Technologies Corporation--(continued)

     At the time of the Company's initial investment, ITC was a development stage company, focusing its efforts on developing certain technologies. Due to the uncertainty regarding the realization of the investment, the Company charged the amount of the purchase price and related acquisition costs to operations as in-process research and development in the accompanying statements of operations during the year ended December 31, 1997. The Company follows the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, for its notes receivable in ITC and as a result, has recorded in its statement of operations approximately $437,000 representing its 23% equity in the net loss of ITC. The carrying value of the notes receivable from ITC has been reduced by the amount of equity in the net loss of ITC recorded by the Company during the year ended December 31, 1998.

     In November 1998, ITC's initial product was approved for sale in Europe and in January 1999 it received approval for sale in the United States by the Food and Drug Administration. During 1998, ITC generated $60,000 of product revenues and expects product revenues to increase significantly during 1999. On March 30, 1999, ITC entered into a financing arrangement with a third party whereby the third party purchased 120,361 shares of ITC's common stock at $9.97 per share. The Company was issued an additional 39,159 shares of ITC Series A preferred stock in conjunction with this financing in order to maintain its 23% ownership interest in ITC. The Company believes that the carrying value of its note, approximately $1.6 million as of December 31, 1998, is fully realizable.


(5)  RESTRUCTURING CHARGE

     During 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this restructuring, the Company reduced staff and incurred other non-recurring costs. The $194,000 restructuring charge in the accompanying statements of operations includes a noncash charge of $112,000 for the accelerated vesting of certain stock options, cash severance and benefits of $62,000, and $20,000 for the transfer of assembly technology. Other start-up costs related to the in-house assembly of the straight-line vena cava filter, including the training of manufacturing personnel and associated materials and overhead, are included in cost of goods sold in the accompanying statements of operations.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(6)  MERGER AND INTEGRATION CHARGE

     In connection with the acquisition of ENI on July 8, 1998, the Company reorganized its operations and recorded approximately $687,000 in merger and integration expenses during the year ended December 31, 1998. This amount consists principally of employee severance and replacement costs of $374,000, employee relocation costs of $152,000 and printing and corporate name change costs of $161,000. As of December 31, 1998, the accompanying consolidated balance sheet includes approximately $235,000 of merger and integration expenses that were incurred but not yet paid.

(7)  INCOME TAXES

     The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

     There is no provision for income taxes for the year ended December 31, 1996 as the Company incurred an operating loss during that year. The provision for income taxes in the accompanying consolidated statement of operations for the years ended December 31, 1998 and 1997 consists of the following:

                                            1998                1997
                                            ----                ----
            Foreign - current            $   843,192           $      --
            Federal - current                411,038             366,000
            State - current                   13,000              21,000
                                         -----------           ---------
                                           1,267,230             387,000
                                         -----------           ---------

            Foreign - deferred              (169,192)                 --
            Federal - deferred              (167,500)           (134,000)
            State - deferred                 (50,000)            (23,500)
                                         -----------           ---------
                                            (386,692)           (157,500)
                                         -----------           ---------
                                         $   880,538           $ 229,500
                                         ===========           =========

     In 1998 and 1997, the Company has recorded the tax benefit of $90,000 and $366,000, respectively, associated with non-qualified stock option exercises and disqualifying dispositions related to incentive stock option exercises as a reduction in its current tax liability and as a component of additional paid-in capital.

     As of December 31, 1998, the Company has available foreign net operating loss carryforwards of approximately $2 million. These operating losses were acquired in connection with the purchase of ENI discussed in Note 3. The Company did not allocate any of the purchase price to the net operating losses due to the uncertainty surrounding the ability to utilize the losses and the possibility that the losses are subject to review and possible adjustments by foreign tax authorities. The Company was able to utilize approximately $1.8 million of acquired operating losses during the year ended December 31, 1998 and credited the benefit of such losses of $674,000 to goodwill. The Company recorded the tax effect of utilizing these loss carryforwards as a reduction in the carrying value of the goodwill. The Company also has federal and Massachusetts state research and development credit carryforwards of approximately $336,000 as of December 31, 1998. The carryforwards expire on various dates through 2013 and are subject to possible adjustment by federal and state tax authorities.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

     The tax rate used in computation of the provision for income taxes differs from the statutory federal tax rate due to the following:

                                                        1998           1997
                                                     ------------   ------------
     Statutory rate for federal provision               35.00%         35.00%
     Foreign rates                                       2.00             --
     Restructuring charge                                  --          13.00
     Valuation allowance/deferred tax asset             (8.00)        (18.00)
     Goodwill amortization                              10.00             --
     Other, net                                         (1.54)         (2.78)
                                                       -------        -------
     Provision for income taxes                         37.46%         27.22%
                                                       =======        =======

     The provision for income taxes is calculated on the loss before provision for taxes without taking into account the write-off of acquired in-process research and development and the equity in the loss of ITC. The acquired in-process write-off was $4,710,000 and $2,449,071 for 1998 and 1997, respectively, and the equity in the net loss of ITC was $437,145 for 1998. Income before the provision for income taxes excluding the acquired in-process write-off and the equity in the net loss of ITC would have been $2,348,000 and $840,580 for 1998 and 1997, respectively.

     The tax effects of temporary differences that give rise to the significant portions of the current deferred tax asset (included in prepaid expenses and other current assets) and long term deferred tax liability at December 31, 1998 and 1997 are as follows:

                                                        1998           1997
                                                     ------------   ------------
     Deferred tax asset:
        Reserves and nondeductible accruals           $   389,000     $  38,000
        Tax credit carryforwards                          336,000       515,000
        Deferred revenue                                       --       120,000
        Net operating loss carryforwards                       --        32,000
                                                      -----------     ---------
           Total gross deferred tax asset                 725,000       705,000
     Less - valuation allowance                          (350,000)     (547,500)
                                                      -----------     ---------
           Net deferred tax asset                         375,000       157,500
     Deferred tax liability related to acquisition
      of ENI                                           (1,990,808)           --
                                                      -----------     ---------
     Net deferred tax asset (liability)               $(1,615,808)    $ 157,500
                                                      ===========     =========

     The Company has provided a valuation allowance for a portion of its gross deferred tax asset due to the uncertainty surrounding the ability to realize this asset. During 1998, the Company reduced the valuation allowance by $197,500. The deferred tax liability relates primarily to the tax impact of the difference in the tax basis and book basis of the building and leasehold improvements resulting from the ENI purchase accounting. This difference in basis will not be deductible in future years. See Note 3.

(8)  DEFERRED REVENUE

     On November 22, 1994, the Company licensed exclusive, worldwide rights, including the right to sublicense to others, to develop, produce and market its stent technology to an unrelated third party (the "Licensee"). In connection with the signing of this license agreement (the "License Agreement"), the Company received $500,000 in consideration for the license granted and an additional $500,000 upon issuance of the United States patent for a specific stent. The Company was required to refund varying amounts of such payments based on the occurrence of certain events, as defined in the license agreement. The Company deferred recognition as revenue of amounts that were subject to refund until the expiration of the refund period. The final refund period expired in November 1996. Under the License Agreement the Company earned $1,729,000, $1,200,000 and $750,000 in license revenues during the years ended December 31, 1998, 1997 and 1996, respectively.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(8)  DEFERRED REVENUE--(CONTINUED)

     During 1998, 1997 and 1996 the Company received $300,000, $300,000 and $1,625,000, respectively, in additional non-refundable license fees upon the achievement of certain milestones, as defined in the License Agreement. These amounts are included in license fees revenue in the accompanying consolidated statements of operations. On December 31, 1997, the Company received a payment of $300,000 from the Licensee that pertained to a milestone achieved by the Company in 1998. This amount is included in deferred revenue in the accompanying balance sheet as of December 31, 1997 and was recognized as revenue in 1998.

     Under a product development program with the Licensee, the Company received reimbursement of costs incurred related to the activities of product development, registration and transfer of technology to the Licensee. For the years ended December 31, 1998, 1997 and 1996, the Company received approximately $1,500, $61,000, and $92,000, respectively, of reimbursements for development program costs. These reimbursed amounts are included in product development revenues in the accompanying consolidated statements of operations.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(9)  DEBT OBLIGATIONS

     The Company has the following debt outstanding as of December 31, 1998 and 1997:

                                               1998               1997
                                               ----               ----
     Subordinated note payable             $16,960,489          $      --
     Capital lease obligations                 786,502            781,194
     Senior bank debt                          438,000                 --
                                           -----------          ---------
                                            18,184,991            781,194
     Less--Current portion                     386,248            168,736
                                           -----------          ---------
                                           $17,798,743          $ 612,458
                                           ===========          =========

     (a)  Subordinated Note Payable

     The Company financed part of the acquisition of ENI (see Note 3) with the issuance of a $20 million subordinated note to an affiliate of a significant stockholder of the Company. The subordinated note, secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains certain restrictive covenants as defined by the agreement. As of December 31, 1998 the Company was in compliance with the restrictive covenants of this note. As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note relating to the Company's cash position. The Company negotiated a waiver of the default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases), and the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock. Although the Company believes that it will be able to satisfy the covenants as modified, the Company's failure to meet its financial plan in any given month could result in a breach of certain of the covenants by the Company. If the Company breaches any of the covenants under the subordinated loan agreement and is not successful in obtaining a waiver, the holder of the note could demand repayment of the note. In addition, in the event of a breach of certain of the covenants, including the financial covenants, the interest rate of the note will be increased to 12.101% per annum until the default is cured or waived. The Company is currently seeking to refinance this debt. There can be no assurance that the Company will be able to refinance this debt at all or on acceptable terms.

     The Company issued 561,207 shares of the Company's $.001 Common Stock to the holder of the subordinated note. The Company allocated $3,255,001 of the proceeds of the subordinated note to the stock issued based upon the fair market value of the stock, and has recorded the $3,255,001 as original issue discount. The original issue discount is being amortized to interest expense over 63 months. The Company recorded approximately $215,000 of interest expense relating to the amortization of original issue discount for the year ended December 31, 1998.

     (b)  Capital Lease Obligations

     In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through February 2000. Borrowings of $572,000 were made under this agreement, of which $322,000 was outstanding as of December 31, 1998.

     Upon expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provides the Company with similar terms and the option to borrow up to $1 million in the aggregate for the Company and ITC through March 31, 1998 (See Note 4(b)). Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through December 2002.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(9)  DEBT OBLIGATIONS--(CONTINUED)

     (b)  Capital Lease Obligations--(continued)

     Borrowings of $376,000 and $250,000 were made under this agreement by the Company and ITC, respectively, of which $280,000 and $177,000 were outstanding as of December 31, 1998.

     On April 1, 1998, the Company entered into a new agreement with this bank that provides the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 2003. Borrowings of $196,000 and $141,000 have been made under this new agreement by the Company and ITC, respectively, of which $184,000 and $132,000 were outstanding as of December 31, 1998, respectively. Leases under these agreements are payable in equal monthly installments over a period of 60 months and expire through November 2003. The Company guarantees the outstanding leases of ITC under these agreements.

     Future minimum lease payments under the capital lease obligations of the Company as of December 31, 1998 are approximately as follows:

            Year Ending                                          Amount
            -----------                                          ------
               1999                                             $283,224
               2000                                              269,242
               2001                                              213,976
               2002                                              105,191
               2003                                               30,110
                                                                --------
                        Total minimum lease payments             901,743
               Less--Amount representing interest                115,241
                                                                --------
                                                                 786,502
               Less--Current portion                             202,248
                                                                --------
                                                                $584,254
                                                                ========

     (c)    Senior Bank Debt

     In connection with the acquisition of ENI, the Company assumed a debt obligation that ENI entered into with a bank whereby ENI borrowed approximately $900,000. Borrowings under this agreement accrue interest at LIBOR (5.06% at December 31, 1998) plus 1.25% per annum, are payable in equal quarterly installments through February 2001, and are secured by certain assets of the Company. As of December 31, 1998, approximately $438,000 is outstanding under this agreement.

     (d)    Future Maturities of Debt Obligations

     Future payments of the Company's subordinated note, capital lease obligations, and senior bank debt are as follows:


              Year Ending                     Amount
              -----------                     ------
                 1999                      $   467,224
                 2000                          453,242
                 2001                          283,976
                 2002                          105,191
                 2003                       20,030,110
                                           -----------
                                            21,339,743
     Less--Unamortized original
       issue discount                        3,039,511
     Less--Amount representing
       interest                                115,241
                                           -----------
                                           $18,184,991
                                           ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(10) COMMITMENTS

     (a) Manufacturing Agreement

     The Company contracts with an unrelated third party for the manufacture of certain components. Under the amended agreement dated February 15, 1996, the Company is required to purchase minimum unit quantities through June 2001. The aggregate minimum purchases under the agreement are approximately $2.6 million. In addition, in the event of an order cancellation or product conversion, the Company has agreed to purchase all in-process materials and all special materials purchased by the manufacturer for use in the production of these components, limited to purchase orders through 180 days after cancellation.

     (b)   Operating Leases

     The Company has entered into operating leases for office and laboratory space. These leases expire through 2124. The leases require payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts. Future minimum rental payments due under operating lease agreements as of December 31, 1998 are approximately as follows:

                     Year Ending                  Amount
                     -----------                  ------
                        1999                   $  758,000
                        2000                      699,000
                        2001                      687,000
                        2002                      677,000
                        2003                      637,000
                        Thereafter              1,422,000
                                               ----------
                                               $4,880,000
                                               ==========

     Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $526,000, $482,000, and $303,000, respectively. In addition, the Company is a guarantor of the lease of office space for ITC. See Note 4(b).

     (c) Royalties

     The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. See
     Note 14. In addition, the Company has agreed to pay royalties to certain employees based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $15,000 per year. Royalty expense under royalty agreements was $660,000, $278,000, and $157,000 for the years December 31, 1998, 1997 and 1996, respectively.

     Additionally, during the year ended December 31, 1998, the Company entered into an agreement to pay royalties of $87,500 per quarter to two individuals for a product for which these individuals own the rights. Payments of these royalties began in the fourth quarter of 1998 and are to be paid each quarter through the quarter ending September 30, 2001. Additionally, these individuals are also to receive $50,000 per quarter for their product development and marketing consulting efforts. These payments began in the third quarter of 1998 and will continue each quarter through the quarter ended June 30, 2000. A total of $187,500 was paid to these two individuals during the year ended December 31, 1998 under the aforementioned agreements.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(11) COMMON STOCK

     (a) Authorized Common Stock

     On July 9, 1996, the Company increased the number of authorized shares of common stock from 10,000,000 to 30,000,000.

     (b) Initial Public Offering

     On October 2, 1996, the Company completed an initial public offering (the "Offering") of 3,000,000 shares of the Company's common stock at $11.00 per share for net proceeds of approximately $29,662,000, net of underwriting discounts and related expenses. Upon completion of the Offering, all outstanding shares of the Company's convertible preferred stock, par value $.001 per share, automatically converted into 1,993,212 and 3,787 shares of the Company's common stock and redeemable preferred stock, par value $.001 per share, respectively. A portion of the proceeds from the Offering was used to redeem the redeemable preferred stock for $4,505,000, which included dividends of $255,000. Pursuant to an over-allotment option, on October 30, 1996, the underwriters of the Offering purchased an additional 150,000 shares of the Company's common stock at $11.00 per share, resulting in additional net proceeds to the Company of approximately $1,535,000

(12) PREFERRED STOCK

     In February 1996, the Board of Directors authorized 3,800,000 shares of convertible preferred stock and 38,000 shares of redeemable preferred stock. The Company then sold 3,787,104 shares of preferred stock at $2.24 per share, resulting in net proceeds to the Company of approximately $7,500,000. On July 9, 1996, the Company authorized 3,000,000 shares of undesignated preferred stock. As a result of the Offering discussed in Note 11(b), the Company's convertible preferred stock was converted into common stock and redeemable preferred stock, and the redeemable preferred stock, including dividends, was redeemed for $4,505,000.

(13) STOCK OPTIONS AND WARRANTS

     (a) Nonqualified Stock Options

     The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (a) Nonqualified Stock Options--(continued)

     All unexercised grants expire on the earlier of approximately five to ten years from date of issuance or 90 days after termination of service as an officer, director, employee and/or consultant. During the year ended December 31, 1998, the Company issued 25,000 such options to one director of the Company at an exercise price of $10.50 per share.

     (b) Stock Option Plans

     1994 Stock Option Plan. In May 1994, the Board of Directors approved a stock option plan (the 1994 Plan), which authorizes the Company to issue options to purchase up to 315,789 shares of the Company's common stock. The Company may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors. Through December 31, 1998 the Company has granted 308,368 options under this plan and does not intend to grant any additional options under this plan.

     1996 Stock Option Plan. The Nitinol Medical Technologies, Inc. 1996 Stock Option Plan (the 1996 Plan) was approved by the Company's stockholders in July 1996. The 1996 Plan provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 1998, 571,376 shares are subject to outstanding options at exercise prices of $4.00- $14.63 per share. The Board of Directors has appointed a Stock Option Committee of the Board as the Plan Administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of options granted under the 1996 Plan. At December 31, 1998, 28,624 shares are available for future grants under the 1996 Plan.

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

(13) STOCK OPTIONS AND WARRANTS--(CONTINUED)

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

     In each year other than the year in which a director receives an initial grant of options, such director will automatically receive options to purchase 2,500 shares of common stock that shall become fully-vested six months after the date of grant. As of December 31, 1998, 67,500 shares are subject to outstanding options at an exercise price of $6.31-$13.13 per share, of which 47,222 shares are exercisable.

     1998 Stock Incentive Plan.   The Nitinol Medical Technologies, Inc. 1998
     Stock Incentive Plan (the 1998 Plan) was approved by the Company's stockholders during 1998. The 1998 Plan provides for the grant of options to acquire a maximum of 800,000 shares of common stock. As of December 31, 1998, 70,250 shares are subject to outstanding options at exercise prices of $3.00-$7.50 per share. The 1998 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. Subject to the terms of the 1998 Plan, the Board of Directors determines the terms and conditions of options granted under the 1998 Plan. As of December 31, 1998, 729,750 shares are available for future grants under the 1998 Plan.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     The following table summarizes all stock option activity under all of the Company's stock option plans, including grants outside of the 1998, 1996 and 1994 Plans:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                  Number of       Price per
                                                     Shares           Share
                                                     ------           -----
         Balance, January 1, 1996                   915,773          $ 1.70
            Granted                               1,060,431            5.17
            Exercised                                (3,947)           2.15
                                                  ---------          ------
         Balance, December 31, 1996               1,972,257            3.56
            Granted                                 141,500           12.04
            Canceled                                (44,411)           9.72
            Exercised                              (322,485)           1.68
                                                  ---------          ------
         Balance, December 31, 1997               1,746,861            4.44
            Granted                                 459,600            7.20
            Canceled                               (103,229)           9.19
            Exercised                              (169,959)           1.79
                                                  ---------          ------
         Balance, December 31, 1998               1,933,273          $ 5.05
                                                  =========          ======
         Exercisable, December 31, 1998           1,286,891          $ 3.67
                                                  =========          ======

   The following detail pertains to outstanding options of the Company at December 31, 1998:

                                          Weighted Average   Weighted Average                  Weighted Average
      Number of         Exercise Price     Exercise Price        Remaining         Number of    Exercise Price
       Shares              Range per         per Share      Contractual Life of     Shares        per Share
     Outstanding       Share Outstanding    Outstanding     Options Outstanding   Exercisable    Exercisable
     -----------       -----------------    -----------     -------------------   -----------    -----------
      1,064,881          $   .76-4.25          $ 2.16            5.85 Years          956,143        $ 2.01
        801,142            6.31-10.88            8.23            8.40 Years          307,935          8.13
         67,250           11.50-14.63           12.87            8.48 Years           22,813         12.91
      ---------          ------------          ------            ----------        ---------        ------
      1,933,273          $ .76-$14.63          $ 5.05            7.00 Years        1,286,891        $ 3.67
      =========          ============          ======            ==========         =========        ======

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (b)  Stock Option Plans--(continued)

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 for grants to employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted in 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                    1998          1997          1996
                                    ----          ----          ----
Risk-free interest rates         4.65%-5.72%   5.71%-6.61%   5.14%-6.39%
Expected dividend yield                  --            --            --
Expected lives                    7 years      3-5 years     3-5 years
Expected volatility                   66%           67%           48%
Weighted average grant-date
  fair value of options granted
  during the period              $  4.66      $  6.38       $   1.68
Weighted average exercise price  $  6.78      $ 12.15       $   4.15

     The effect of applying SFAS No. 123 would be as follows for the years ended December 31, 1998, 1997 and 1996:


                                    1998          1997          1996
                                    ----          ----          ----
Net loss:
       As reported              $(3,679,440)  $(2,670,975)  $(1,578,296)
                                ===========   ===========   ===========
       Pro forma                $(4,564,706)  $(2,670,975)  $(1,578,296)
                                ===========   ===========   ===========
Basic and diluted net loss
  per common share:
       As reported              $      (.36)  $      (.28)  $      (.23)
                                ===========   ===========   ===========
       Pro forma                $      (.47)  $      (.28)  $      (.23)
                                ===========   ===========   ===========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS AND WARRANTS--(CONTINUED)

     (c) Warrants

     In connection with the technology purchase discussed in Note 4(a), the Company issued warrants to purchase 111,818 shares of common stock at $2.15 per share. The warrants are fully exercisable and expire ten years from the date of grant.

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

     (d)  Employee Stock Purchase Plan

     Effective October 1, 1997, the Company's shareholders approved an employee stock purchase plan (the Stock Plan). The Stock Plan allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's stock on the either the beginning or ending of the six month offering period. The Company has reserved 90,000 of its $.001 par value common stock for issuance under this Stock Plan. The Company issued 11,972 shares of common stock under the Stock Plan during the year ended
     December 31, 1998.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(14) TECHNOLOGY PURCHASE AGREEMENT

     Pursuant to a technology purchase agreement (the TPA), the Company purchased from a stockholder/founder the proprietary rights to the primary patent for the SNF and related technology. Under the terms of the TPA, the Company made an initial payment of $15,000 and agreed to pay royalties based upon various rates of cumulative net sales, as defined, with minimum royalties payable of $15,000 per year. Royalties are payable over the life of the primary patent and commenced after FDA approval. The Company has granted the stockholder/founder a security interest in substantially all proprietary rights acquired by the Company. In the event of unsecured defaults, as set forth in the TPA, the Company has agreed to immediately pay the stockholder/founder damages of $100,000.

(15) RELATED PARTY TRANSACTIONS

     Three stockholders of the Company and related entities provided management consulting services to the Company during the years ended December 31, 1997 and 1996. Total payments made during the years ended December 31, 1997 and 1996 in connection with such services were approximately $196,000 and $256,000, respectively. During the year ended December 31, 1998 only one shareholder provided consulting services to the Company, at a rate of $100,000 per annum.

     In September 1998, a former employee of the Company entered into a secured promissory note agreement with the Company under which the former employee borrowed $167,100 which accrues interest at 10% per annum and is due the earlier of September 30, 1999 or the tenth business day on which the closing price of the Company's stock is greater than $8.00 per share for any consecutive three-day period.

     On September 1, 1998 an employee of the Company borrowed $25,000 from the Company. The loan accrues interest at 10.101% per annum and is collateralized. The loan was due on January 15, 1999 but was subsequently extended to July 15, 1999 under similar terms.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(16) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                     At December 31,
                                                  1998             1997
                                                  ----             ----
     Refundable and deferred income taxes      $  910,342       $  252,889
     Interest                                     754,850          404,347
     Equipment deposit                            543,327           11,960
     Advances to suppliers                        247,000               --
     Commissions                                  193,000               --
     Insurance                                    178,804           75,620
     Other prepaid expenses                       689,287          365,455
                                               ----------       ----------
                                               $3,516,610       $1,110,271
                                               ==========       ==========

(17) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                     At December 31,
                                                  1998            1997
                                                  ----            ----
     Payroll and payroll related               $1,803,859       $252,425
     Taxes                                      1,214,667         32,793
     Professional Fees                            566,776         87,093
     Inventory                                    493,059        213,878
     Royalties                                    265,331        116,012
     Interest                                     106,000             --
     Insurance                                    103,081         34,872
     Leasehold improvements                            --         48,553
     Other accrued expenses                       666,727        200,502
                                               ----------       --------
                                               $5,219,500       $986,128
                                               ==========       ========

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(18) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Revenue by country for the years ended December 31, 1998, 1997 and 1996 are as follows:

     Destination                 1998               1997               1996
     -----------                 ----               ----               ----
     United States           $18,144,943        $ 8,201,845        $6,731,645
     The Netherlands           2,947,402             93,600                --
     Germany                   2,298,565            440,480            51,000
     Great Britain             1,983,005             71,580            45,000
     France                    1,096,140             70,828                --
     Italy                       879,000            253,200            48,000
     Spain                       475,500             52,500                --
     Mexico                      400,000                 --                --
     Japan                       338,000                 --                --
     Austria                     309,900                 --                --
     Other                     3,305,258            941,675           147,878
                             -----------        -----------        ----------
                             $32,177,713        $10,125,708        $7,023,523
                             ===========        ===========        ==========

     Long-lived assets by country at December 31, 1998 and 1997 are as follows:


     Destination                 1998               1997
     -----------                 ----               ----
     France                    $ 8,313,000               --
     United States               4,711,017       $3,302,132
     Great Britain               1,570,000               --
     The Netherlands                28,000           16,626
     Hong Kong                      23,000               --
                               -----------       ----------
                               $15,145,017       $3,318,758
                               ===========       ==========

(19) SEGMENT REPORTING

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e. the core technologies segment includes minimally invasive medical devices that were the primary products of the Company prior to the acquisition of ENI while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI).

     The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

   (19) SEGMENT REPORTING--(CONTINUED)

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. The Company operated in only one operating segment, core technologies products, during the year ended December 31, 1997. Segment information is presented as follows:

                                                             For the Years Ended
                                                                 December 31,
                                          -------------------------------------------------------
                                              1998                  1997                  1996
                                              ----                  ----                  ----
Segment Revenues:
 Core technologies products               $13,989,713           $10,125,728           $ 7,023,523
 Neurosurgical products                    18,188,000                    --                    --
                                          -----------           -----------           -----------
       Total revenues                     $32,177,713           $10,125,728           $ 7,023,623
                                          ===========           ===========           ===========

Segment Interest Income:
 Core technologies products               $ 1,168,056           $ 1,591,922           $  610,830
 Neurosurgical products                        31,000                    --                   --
                                          -----------           -----------           ----------
       Total                              $ 1,199,056           $ 1,591,922           $  610,830
                                          ===========           ===========           ==========

Segment Interest Expense:
 Core technologies products               $ 1,324,346           $    46,152           $   42,179
 Neurosurgical products                       174,000                    --                   --
                                          -----------           -----------           ----------
       Total                              $ 1,498,346           $    46,152           $   42,179
                                          ===========           ===========           ==========

Segment Income Tax Provision:
 Core technologies products               $   841,730           $   229,500           $       --
 Neurosurgical products                        38,808                    --                   --
                                          -----------           -----------           ----------
       Total                              $   880,538           $   229,500                   --
                                          ===========           ===========           ==========

Segment Depreciation and Amortization:
 Core technologies products               $   892,088           $   461,141           $   226,968
 Neurosurgical products                       499,000                    --                    --
                                          -----------           -----------           -----------
       Total                              $ 1,391,088           $   461,141           $   226,968
                                          ===========           ===========           ===========

Segment Equity in Net Loss of Investees:
 Core technologies products               $  (437,145)          $        --           $        --
 Neurosurgical products                            --                    --                    --
                                          -----------           -----------           -----------
       Total                              $  (437,145)          $        --           $        --
                                          ===========           ===========           ===========

Segment Significant Noncash Items:
 Core technologies products               $ 5,397,242           $ 2,642,707           $ 1,111,134
 Neurosurgical products                            --                    --                    --
                                          -----------           -----------           -----------
       Total                              $ 5,397,242           $ 2,642,707           $ 1,111,134
                                          ===========           ===========           ===========

Segment Income (Loss):
 Core technologies products               $(5,482,440)          $(1,837,991)          $(1,162,877)
 Neurosurgical products                     1,803,000                    --                    --
                                          -----------           -----------           -----------
       Total net loss                     $(3,679,440)          $(1,837,991)          $(1,162,877)
                                          ===========           ===========           ===========
Segment balance sheet information
 is as follows:
                                                 At December 31,
                                                 ---------------
                                            1998                   1997
                                           ------                 ------
  Segment Long-lived Tangible Assets:
     Core technologies products          $ 3,682,017           $ 3,318,758
     Neurosurgical products               11,463,000                    --
                                         -----------           -----------
           Total                         $15,145,017           $ 3,318,758
                                         ===========           ===========

Segment Expenditures for Long-Lived
 Assets:
                                                             For the Years Ended
                                                                 December 31,
                                          -------------------------------------------------------
                                              1998                  1997                  1996
                                              ----                  ----                  ----
 Core technologies products               $   529,556           $   672,471           $ 1,865,313
 Neurosurgical products                     1,304,703                    --                    --
                                          -----------           -----------           -----------
       Total                              $ 1,834,259           $   672,471           $ 1,865,313
                                          ===========           ===========           ===========

(20) VALUATION OF QUALIFYING ACCOUNTS

   The following table sets forth the activity in the Company's allowance for doubtful accounts:

                               Balance at
     Years Ended              Beginning of      Provision for                            Uncollectible       Balance at End of
    December 31,                 Period           Bad Debt       Other Additions      Amounts Written Off          Period
    ------------                 ------           --------       ---------------      -------------------          ------
        1996                   $  7,996           $  9,004           $     --               $    --               $ 17,000
        1997                     17,000            108,000                 --                    --                125,000
        1998                    125,000            596,000            230,000*               (5,000)               946,000

*Represents additions arising due to the acquisition of ENI

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Image Technologies Corporation:

We have audited the accompanying balance sheets of Image Technologies Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technologies Corporation as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                   Arthur Andersen LLP



Boston, Massachusetts
February 9, 1999
(except for the matter discussed
in Note 10, as to which the date is
March 30, 1999)

                        IMAGE TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS

                                                          At December 31,    At December 31,
                                                                1998               1997
                                                                ----               ----
                  ASSETS
Current assets:
  Cash and cash equivalents                                 $     2,314        $   840,652
  Accounts receivable                                            60,000                 --
  Inventories                                                   235,078                 --
  Prepaid expenses and other current assets                       9,667             43,114
                                                            -----------        -----------
          Total current assets                                  307,059            883,766
                                                            -----------        -----------
Property and equipment, at cost:
  Equipment under capital lease                                 390,382            221,138
  Laboratory and computer equipment                              91,664             40,295
  Leasehold improvements                                         36,986             36,987
  Office furniture and equipment                                 50,679             31,550
                                                            -----------        -----------
                                                                569,711            329,970
  Less--Accumulated depreciation and amortization               118,194             24,016
                                                            -----------        -----------
                                                                451,517            305,954
                                                            -----------        -----------
Other assets                                                     85,824             34,667
                                                            -----------        -----------
                                                            $   844,400        $ 1,224,387
                                                            ===========        ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $   215,152        $    36,141
  Payable to affiliate                                           74,692              6,946
  Accrued expenses                                               10,000             48,621
  Revolving line of credit from stockholder                   2,038,043                 --
  Current portion of capital lease obligation                    78,084             48,818
                                                            -----------        -----------
          Total current liabilities                           2,415,971            140,526
                                                            -----------        -----------
Capital lease obligation, net of current portion                230,801            153,211
                                                            -----------        -----------

Commitments and contingencies (Note 6)

Series A Redeemable Convertible Preferred stock,
  $.01 par value--
    Authorized--1,000,000 shares
    Issued and outstanding--347,238 shares
      and 345,722 shares at December 31, 1998 and
      1997, respectively.
        (liquidation preference of $2,300,000 at
        December 31, 1998 and 1997, respectively.)            2,300,000          2,300,000

Stockholders' deficit:
    Common stock, $.01 par value--
      Authorized--5,000,000 shares
      Issued and outstanding--1,146,196 shares
        and 1,139,680 shares at December 31, 1998
        and 1997, respectively                                   11,462             11,397
    Additional paid-in capital                                  574,788            541,603
    Accumulated deficit                                      (4,688,622)        (1,922,350)
                                                            -----------        -----------
          Total stockholders' deficit                        (4,102,372)        (1,369,350)
                                                            -----------        -----------
                                                            $   844,400        $ 1,224,387
                                                            ===========        ===========

  The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS




                                                                  For the Years
                                                                Ended December 31,
                                                      -------------------------------------
                                                               1998                   1997
                                                               ----                   ----
Revenues                                                 $    60,000            $         -
Cost of sales                                                 31,379                      -
                                                         -----------            -----------
  Gross margin                                                28,621                      -
                                                         -----------            -----------
Expenses:
  Research and development                                 1,033,955                327,569
  General and administrative                               1,496,483                831,725
  Sales and marketing                                        184,995                      -
                                                         -----------            -----------
     Loss from operations                                 (2,715,433)            (1,159,294)
                                                         -----------            -----------
Interest expense                                             (86,656)                (7,366)
Interest income                                                7,196                 38,120
                                                         -----------            -----------
                                                             (79,460)                30,754
                                                         -----------            -----------
     Net loss                                            $(2,766,272)           $(1,128,540)
                                                         ===========            ===========
Basic and diluted net loss
  per common share                                            $(2.42)                 $(.99)
                                                         ===========            ===========
Weighted average common and
  shares outstanding                                       1,144,680              1,136,315
                                                         ===========            ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       Common Stock
                                                      -------------                                           Total
                                          Number             $.01       Paid-in         Accumulated      Stockholders'
                                       of Shares        Par Value       Capital           Deficit           Deficit
                                       ---------      -------------   -------------   -----------------   -------------
Balance, January 1, 1997               1,111,112         $ 11,111       $ 533,889         $  (656,339)    $  (111,339)
  Issuance of common
    Stock                                 73,662              737         499,263                  --         500,000
  Redemption of common
    Stock                                (45,094)            (451)       (299,549)                 --        (300,000)
  Accretion of redeemable
    convertible stock
    discount                                  --               --              --            (137,471)       (137,471)
  Distribution to common
    shareholders                              --               --        (192,000)                 --        (192,000)
  Net loss                                    --               --              --          (1,128,540)     (1,128,540)
                                       ---------         --------       ---------         -----------     -----------
Balance, December  31, 1997            1,139,680           11,397         541,603          (1,922,350)     (1,369,350)
  Issuance of common
    stock in lieu of services              6,516               65          33,185                              33,250
  Net loss                                    --               --              --          (2,766,272)     (2,766,272)
                                       ---------         --------       ---------         -----------     -----------
Balance, December  31, 1998            1,146,196         $ 11,462       $ 574,788         $(4,688,622)    $(4,102,372)
                                       =========         ========       =========         ===========     ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                     For the
                                                                                   Years Ended
                                                                                   December 31,
                                                                      ----------------------------------
                                                                            1998                1997
                                                                            ----                ----
Cash flows from operating activities:
  Net loss                                                             $(2,766,272)         $(1,128,540)
  Adjustments to reconcile net loss to net cash used
   in operating activities--
    Depreciation and amortization                                           97,613               25,226
    Issuance of common stock in lieu of services                            33,250                   --
    Changes in assets and liabilities--
      Accounts Receivable                                                  (60,000)                  --
      Inventories                                                         (235,078)                  --
      Prepaid expenses and other current assets                             33,447              (43,114)
      Accounts payable                                                     179,011               24,991
      Payable to affiliate                                                  67,746                   --
      Accrued expenses                                                     (38,621)              55,567
                                                                       -----------          -----------
         Net cash used in operating activities                          (2,688,904)          (1,065,870)
                                                                       -----------          -----------
Cash flows from investing activities:
  Purchases of property and equipment                                      (70,497)            (103,502)
  Increase in other assets                                                 (54,592)             (28,540)
                                                                       -----------          -----------
         Net cash used in investing activities                            (125,089)            (132,042)
                                                                       -----------          -----------
Cash flows from financing activities:
  Net proceeds from issuance of redeemable convertible
   preferred stock                                                              --            2,162,529
  Proceeds from issuance of common stock                                        --              500,000
  Redemption of common stock                                                    --             (300,000)
  Distribution to stockholders                                                  --             (192,000)
  Payment of debt obligation, net of borrowings                                 --             (113,300)
  Borrowings from stockholder                                            2,038,043                   --
  Payments of capital lease obligations                                    (62,388)             (19,109)
                                                                       -----------          -----------
         Net cash provided by financing activities                       1,975,655            2,038,120
                                                                       -----------          -----------
Net increase (decrease) in cash and cash equivalents                      (838,338)             840,208
Cash and cash equivalents, beginning of period                             840,652                  444
                                                                       -----------          -----------
Cash and cash equivalents, end of period                               $     2,314          $   840,652
                                                                       ===========          ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for--
    Interest                                                           $    18,620          $     7,366
                                                                       ===========          ===========
    Taxes                                                              $     1,200          $        --
                                                                       ===========          ===========
Supplemental disclosure of non-cash investing and financing
 transactions:
  Equipment acquired under capital lease obligations                   $   169,244          $   221,138
                                                                       ===========          ===========

   The accompanying Notes are an integral part of these Financial Statements.

                         IMAGE TECHNOLOGIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


  (1) OPERATIONS

   Image Technologies Corporation (ITC), a Delaware corporation was originally incorporated in Texas on November 17, 1995(see Note 8(a)). ITC was organized for the design and development of advanced endoscopic imaging products for minimally invasive surgery which are designed to require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs. The Company spent primarily all of its efforts developing such products throughout 1998 culminating in their first sales during the month of December. In November 1998, ITC's innovative endoscopic digital imaging system, Troview and Stericam was approved for sale in Europe, and in January 1999 it received approval for sale in the United States by the Food and Drug Administration.

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

   ITC was in the development stage until November 1998 when it obtained approval for sale of its product in Europe and began shipping product in December 1998. ITC is subject to a number of risks similar to other companies at this stage of development including the ability to manufacture, market and sell its product and the ability to fund and achieve profitable operations. See Note 10 for subsequent financing.

                         IMAGE TECHNOLOGIES CORPORATION

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      (b) Cash and Cash Equivalents

      ITC considers all investments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents of ITC consists of cash as of December 31, 1998 and primarily money market accounts as of December 31, 1997.

      (c) Financial Instruments

      The estimated fair values of ITC's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable obligations approximate their reported amounts.

      (d) Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following as of December 31, 1998:

                                                             1998
                                                             ----
Components                                                  $230,170
Finished Goods                                                 4,908
                                                            --------
                                                            $235,078
                                                            ========

      Finished goods consists of materials, labor and manufacturing overhead. ITC had no inventory as of December 31, 1997.

                         IMAGE TECHNOLOGIES CORPORATION

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      (e) Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject ITC to credit risk consist primarily of trade accounts receivable. Revenues for the year ended December 31, 1998 were from two customers, each representing 50% of both revenues and receivables for the year ended December 31, 1998.

      (f) Depreciation and Amortization

      ITC provides for depreciation and amortization by charges to operations using the straight-line method, which allocates the cost of property and equipment over the following estimated useful lives:

                                                         Estimated
               Asset Classification                    Useful Life
               --------------------                    ------------
         Equipment under capital lease                Life of Lease
         Laboratory and computer equipment                5-7 Years
         Leasehold improvements                       Life of Lease
         Office furniture and equipment                  5-10 Years

      (g) Revenue Recognition

      ITC records product sales upon shipment to the customer.

      (h) Net Loss per Common Share

      ITC computed net loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic loss per common and potential common share is based on the weighted-average number of shares of common stock outstanding during the respective periods. Diluted loss per share is the same as basic net loss per share as the inclusion of common shares issuable upon the conversion of convertible preferred stock and exercise of stock options would be antidilutive.

                         IMAGE TECHNOLOGIES CORPORATION

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

      (i) Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of this standard did not have a material effect on the Company's financial statements, as ITC had no items of comprehensive income for the years ended December 31, 1998 and 1997 except for the net loss.

  (3) INVESTMENT BY NITINOL MEDICAL TECHNOLOGIES, INC. AND REVOLVING LINES OF CREDIT

      On May 29, 1997, ITC entered into an agreement with Nitinol Medical Technologies, Inc. (NMT) whereby NMT invested $2.3 million in ITC in exchange for 345,722 shares of ITC's $.01 par value Series A redeemable convertible preferred stock (Series A Preferred Stock), representing a 23% ownership interest in ITC. During 1997, in conjunction with this agreement with NMT, ITC issued and subsequently redeemed 45,094 shares of $.01 par value common stock for $300,000, made distributions to shareholders for $192,000, and paid issuance costs of approximately $137,000.

      Under the terms of this agreement, NMT has extended ITC a credit line of up to $2 million of senior debt, convertible to convertible preferred stock at the option of NMT and equivalent to up to an additional 20% ownership of ITC. ITC may draw against this line of credit based upon meeting its approved business plan. NMT, however, has the right to advance all of the line and convert it to convertible preferred stock at its option (see Note 7(a)). As of December 31, 1998, ITC borrowed $2 million under this agreement. On December 30, 1998 ITC entered into a revolving credit note agreement with NMT for an additional $50,000 under which ITC borrowed $38,043 as of December 31, 1998. This note accrues interest at 10% per annum and is subject to the same terms as the $2 million credit line. In addition, if ITC obtains debt or equity financing for greater than $300,000, the revolving credit note is payable in full at the option of NMT. In connection with the $2 million line, ITC recorded interest expense of approximately $68,000 in the accompanying statements of operations for the year ended December 31, 1998.

                         IMAGE TECHNOLOGIES CORPORATION

  (3) INVESTMENT BY NITINOL MEDICAL TECHNOLOGIES, INC.--(CONTINUED)

      No interest was recorded for the year ended December 31, 1997 as ITC did not begin borrowing from NMT until May 1998. On February 3, 1999, ITC entered into an additional revolving credit agreement with NMT for $100,000 that accrues interest at 10% per annum and is subject to the same terms as the $2 million and $50,000 credit lines. If ITC obtains equity financing within 45 days of the date of this note for greater than $350,000 the note is payable in full at the option of NMT. ITC has borrowed $100,000 under this agreement subsequent to December 31, 1998. In connection with this note, ITC granted a warrant to purchase 10,030 shares of ITC Series A preferred stock at an exercise price of $9.97 per share. NMT also has an option to purchase the remaining 57% of ITC for $24.5 million of which up to $7.84 million may be payable in cash. This option expires on May 29, 1999 and may be extended for an additional six months under certain conditions.

  (4) NOTES PAYABLE

      On December 30, 1998, ITC entered into a subordinated promissory note for $50,000 with a stockholder of ITC. Subsequent to year end, on January 4, 1999, the Company borrowed $50,000 under this agreement. Borrowings under this agreement accrue interest at 10% per annum and are due upon ITC obtaining financing in the aggregate amount of $350,000.

      On February 3, 1999, ITC entered into a $124,000 subordinated promissory note with a third party under which ITC borrowed the entire amount available. This note bears interest at 7% per annum. The note plus accrued interest are due on the earlier of 30 days or the company obtaining financing from a named party or November 29, 1999. In connection with this note, ITC granted the third party a warrant to purchase 10,735 shares of common stock, subject to adjustment, at a price that is the lesser of $11.55 or an amount paid per share by an investor purchasing securities of ITC following an investment by a specific third party plus 10%. The warrant is fully exercisable and expires January 28, 2006.

  (5) INCOME TAXES

      ITC provides for income taxes in accordance with the liability method under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal rate. No income taxes were provided for the years ended December 31, 1998 and 1997 as a result of ITC incurring an operating loss for such year. As of December 31, 1998, ITC has net operating loss carryforwards of approximately $4.1 million. The carryforwards expire through 2013 and are subject to possible adjustments by tax authorities. ITC has recorded a full valuation allowance against its deferred tax asset of $1.7 million due to the uncertainty regarding the ability to realize this asset. As of December 31, 1997, the Company's net deferred tax, which had a full valuation allowance, was $560,000. The principal components of the deferred tax asset are the net operating loss carryforwards.

  (6) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE COMMITMENTS

     (a)  Operating Leases

     In May 1997, ITC entered into an operating lease for office and laboratory space. This lease expires through 2002. The lease requires payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts. The lease is guaranteed by NMT (see Note 3).

                         IMAGE TECHNOLOGIES CORPORATION

  (6) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE COMMITMENTS--(CONTINUED)

      (a) Operating Leases--(continued)

      Future minimum rental payments due under operating lease agreements as of December 31, 1998 are approximately as follows:

                     Year Ending                  Amount
                     -----------                  ------
                        1999                     $169,000
                        2000                      169,000
                        2001                      169,000
                        2002                      127,000
                                                 --------
                                                 $634,000
                                                 ========

      Rent expense for the years ended December 31, 1998 and 1997 was approximately $208,000 and $66,000, respectively.

      (b) Capital Leases

      As part of NMT's investment in ITC (see Note 3), ITC entered into a joint NMT/ITC $1.0 million lease finance facility agreement with a bank under which ITC leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through March 2003. Borrowings of $250,000 were made under this agreement of which approximately $177,000 was outstanding as of December 31, 1998. This agreement expired on March 31, 1998. On April 1, 1998, ITC and NMT entered into a new agreement with similar terms and the option to borrow up to $750,000 through March 31, 2003. Leases under this agreement are payable in equal monthly installments over a period of 60 months and expire through September 2003. Borrowings of $141,000 were made under this agreement of which approximately $132,000 was outstanding as of December 31, 1998. NMT guarantees the outstanding leases of ITC under these agreements.

                         IMAGE TECHNOLOGIES CORPORATION

  (6) COMMITMENTS, CONTINGENCIES AND CAPITAL LEASE COMMITMENTS--(CONTINUED)

      (b) Capital Leases--(continued)

      Future minimum lease payments under the capital lease obligation of ITC as of December 31, 1998 are approximately as follows:

       Year Ending                                           Amount
       -----------                                           ------
          1999                                             $104,775
          2000                                               92,976
          2001                                               74,434
          2002                                               63,087
          2003                                               24,320
                                                           --------
                   Total minimum lease payments             359,592
          Less--Amount representing interest                 50,707
                                                           --------
                                                            308,885
          Less--Current portion                              78,084
                                                           --------
                                                           $230,801
                                                           ========


      (c) Management Services Agreement

      As part of ITC's agreement with NMT dated May 29, 1997, (see Note 3) ITC uses certain facilities, management, administrative, and other services of NMT. Under this agreement ITC is to pay NMT $216,000 per annum for two years which represents an arm's length determined value for the services provided. During the years ended December 31, 1998 and December 31, 1997, ITC's management service fees amounted to $216,000 and $126,000 respectively.

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

                         IMAGE TECHNOLOGIES CORPORATION

  (7) SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

      ITC has authorized 1,000,000 shares of $.01 par value Series A redeemable convertible preferred stock of which 347,238 shares are outstanding as of December 31, 1998. Series A redeemable convertible preferred stock is convertible, at any time at the option of the holder, into shares of the Company's $.01 par value common stock at a rate of one common share for each redeemable convertible preferred share, subject to certain adjustments. Prior to the expiration of NMT's option to purchase the remaining 57% of ITC (see Note 3), any dividends declared on Series A redeemable convertible preferred stock accrue at 8% per annum and are non-cumulative. As of December 31, 1998, no such dividends have been declared. Commencing on the expiration date of NMT's option, such dividends shall accrue and shall be cumulative whether or not declared. In addition, in the event NMT does not exercise its aforementioned option, the Series A preferred stockholders have the right to require redemption of their shares at any time commencing on the earlier of (1) the closing of any debt or equity financing resulting in at least $8 million of gross proceeds to ITC, (2) the merger or consolidation of ITC into or with another corporation or the sale of substantially all of the assets of ITC, or (3) May 29, 2003. The right to redemption terminates upon the closing of a public offering, as defined below.

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

                         IMAGE TECHNOLOGIES CORPORATION

  (8) STOCKHOLDERS' DEFICIT

      (a) Common Stock

      On May 27, 1997, ITC reincorporated in Delaware and merged its previous Texas corporation into the Delaware corporation. ITC has 5,000,000 shares of authorized common stock, $.01 par value, of which 1,146,196 shares are issued and outstanding and 200,000 shares are reserved for issuance under ITC's 1997 Stock Option Plan as of December 31, 1998.

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

      The following table summarizes all stock option activity under the current stock option plans.

                                                            Weighted Average
                                        Number of Shares     Exercise Price
                                        ----------------    ----------------
    Balance, January 1, 1997                       --            $  --
          Granted                              93,500            $6.65
                                              -------            -----
    Balance, December 31, 1997                 93,500            $6.65
          Granted                              26,700            $6.65
          Canceled                            (22,000)           $6.65
                                              -------            -----
    Balance, December 31, 1998                 98,200            $6.65
                                              =======            =====

                         IMAGE TECHNOLOGIES CORPORATION

      (b) STOCK OPTION PLAN--(continued)

      ITC accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. ITC has adopted the disclosure-only alternative under SFAS No. 123 for employee grants, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

      ITC has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted through 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The assumptions used and the weighted average information for the years ended December 31, 1998 and 1997 are as follows:

                                                       1998               1997
                                                       ----               ----
Risk-free interest rates                       5.36% - 5.71%              6.29%
Expected lives                                       7 years            7 years
Expected volatility                                     .01%               .01%
Dividend yield                                          --                 --
Weighted average grant-date fair value
  of options granted during the period                $2.13              $2.37
Weighted average exercise price                       $6.65              $6.65
Weighted average remaining contractual
  life of options outstanding                    8.74 years            9 years

The effect of applying SFAS No. 123 would be as follows:

                                                  1998               1997
                                                  ----               ----
Net loss:
   As reported                                $(2,766,272)        $(1,128,540)
                                              ===========         ===========
   Pro forma                                  $(2,810,991)        $(1,145,362)
                                              ===========         ===========
Basic and diluted net loss per common
 and potential common share:
   As reported                                $     (2.42)        $      (.99)
                                              ===========         ===========
   Pro forma                                  $     (2.46)        $     (1.01)
                                              ===========         ===========

      The aggregate fair value of options granted in 1998 was approximately $231,000.

                         IMAGE TECHNOLOGIES CORPORATION

  (8) STOCKHOLDERS' DEFICIT--(CONTINUED)

      (c) Warrants

      During 1997 and 1998, in connection with the investment by NMT (see Note
      3), ITC issued warrants to a financial advisor to purchase a total of 17,737 and 76 shares, respectively, of common stock at $6.65 per share. The warrants are fully exercisable and expire on May 28, 2002. Subsequent to December 31, 1998, ITC issued 10,030 warrants to NMT at $9.97 in connection with a $100,000 credit note agreement with NMT (See Note 3).

  (9) ACCRUED EXPENSES

      Accrued expenses consist of the following as of December 31, 1998 and 1997:

                                           December 31,      December 31,
                                               1998              1997
                                               ----              ----
               Accrued payroll              $     --           $ 11,000
               Accrued legal                      --              8,686
               Accrued other                  10,000             28,935
                                            --------           --------
                                            $ 10,000           $ 48,621
                                            ========           ========

  (10) SUBSEQUENT EVENT

      On March 30, 1999, ITC entered into a financing arrangement with a third party whereby the third party purchased 120,361 shares of common stock at $9.97 per share. In connection with this issuance, ITC issued 39,159 shares of Series A redeemable convertible preferred stock to NMT in order for NMT to maintain its 23% ownership interest in ITC.

                                 EXHIBIT INDEX

Exhibit No.            Description of Exhibit
-----------            ----------------------

    3.1    Second Amended and Restated Certificate of Incorporation. (5)

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

    10.3 Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

    10.4 Share Purchase Warrant by and between the Company and Fletcher Spaght, Inc., dated as of July 1, 1998.

    10.5 Share Purchase Warrant by and between the Company and David A. Chazanovitz, dated as of July 1, 1998.

    10.6 Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

    10.6.1 Amendment No. 1 dated July 1, 1998 to the Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996.

    10.7 Distribution Agreement by and between the Company and the Bard Radiology division of C.R. Bard, Inc., dated May 19, 1992, as amended on February 1, 1993, October 1, 1995 and April 14, 1997. (1)(2)

    10.8 International Distribution Agreement by and between the Company and Bard International, Inc., dated as of November 30, 1995. (1)(2)

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

    10.16 Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

    10.17 License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)(2)

    10.18 Share Purchase Warrant by and between the Company and Lloyd A. Marks, dated April 15, 1996. (1)

    10.19 Registration Rights Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

    10.20  Registration Rights Agreement by and between the Company and Thomas
           M. Tully, dated as of February 13, 1996. (1)

    10.21 Employment Agreement by and between the Company and David Chazanovitz, dated February 13, 1996, as amended as of June 15, 1996 and July 9, 1996.(1)(**)

    10.22 Employment Agreement by and between the Company and Jason Harry, dated as of July 1, 1994. (1)(2)(**)

    10.23 Employment Agreement by and between the Company and Stephen J. Kleshinski, dated July 22, 1993, as supplemented by agreement dated as of June 1, 1994. (1)(2)(**)

    10.24 Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

    10.25  Company 1994 Stock Option Plan. (1)(**)

    10.26  Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

    10.27  Company 1998 Stock Incentive Plan. (5)(**)

    10.28  Company 1996 Stock Option Plan, as amended. (5)(**)

    10.29 Registration Rights Agreement between the Company and Junewicz & Co., Inc. dated as of February 16, 1996. (1)

    10.30 Registration Rights Agreement between the Company and Furman Selz, LLC, dated as of February 16, 1996. (1)

    10.31 Stockholders' Option Agreement, dated May 29, 1997, by and among the Company, Image Technologies Corporation and the holders of common stock and warrants to purchase shares of common stock of Image Technologies Corporation listed on Schedule A thereto. (3)

    10.32 Loan and Security Agreement, dated May 29, 1997, by and between the Company and Image Technologies Corporation. (3)

    10.33 Amendment No. 1, dated August 4, 1997, to the Loan and Security Agreement, dated May 29, 1997, by and between the Company and Image Technologies Corporation. (3)

    10.34 Amendment No. 1, dated December 30, 1998, to the Loan and Security Agreement, dated May 29, 1997, by and between the Company and Image Technologies Corporation.

    10.35 Purchase Agreement, dated as of May 8, 1998, between the Company and Elekta AB (PUBL), as amended by Amendment No. 1 dated as of July 8, 1998. (4)

    10.36 Assignment and Assumption Agreement, dated July 8, 1998, by and among Elekta AB (PUBL) and the Company. (4)

    10.37 Tax Covenant, dated as of July 8, 1998, between Elekta AB (PUBL) and the Company. (4)

    10.38 Subordinated Note and Common Stock Purchase Agreement by and among the Company, Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co., dated as of July 8, 1998. (4)

    10.39  Subordinated Promissory Note of the Company dated July 8, 1998. (4)

    10.40 Guarantee and Collateral Agreement made by the Company and certain of its Subsidiaries in favor of J.H. Whitney & Co., as Agent, dated as of July 8, 1998. (4)

    10.41 Agreement and Deed of Pledge of Shares in Yellow Tape B.V. and Nitinol Medical Technologies International B.V. between NMT NeuroSciences (International), Inc., Yellow Tape B.V., the Company, Nitinol Medical Technologies International B.V. and J.H. Whitney & Co., as trustee, dated as of July 8, 1998. (4)

    10.42 Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (4)

    10.43 Consulting Agreement between the Company and Morris Simon, M.D., dated February 27, 1998. (6)

    10.44 Assignment Agreement between the Company and Morris Simon, M.D., dated February 27, 1998. (6)

    10.45 Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D., dated February 27, 1998. (6)

    10.46 Non-plan Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D., dated February 27, 1998. (6)

    10.47 Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (6)

    21.1   Subsidiaries of the Registrant.

    23.1   Consent of Arthur Andersen LLP.

    27.1   Financial Data Schedule.


(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-06463).

(2) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated July 8, 1998.

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to Exhibits to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998.

(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.