Form 10-Q
period 1999-03-31
NITINOL MEDICAL TECHNOLOGIES INC
filed 1999-05-17
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

            or

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

     As of May 11, 1999, there were 10,766,141 shares of Common Stock, $.001 par value per share, outstanding.

              NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

Part 1.     Financial Information                                 Page Number
            ---------------------                                 -----------
  Item 1.   Financial Statements                                        3
            Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998                                       3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 1999 and 1998                  4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998                  5

            Notes to Consolidated Financial Statements                  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               16

  Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                 24

Part II.    Other Information                                           25
            -----------------

  Item 2.   Changes in Securities and Use of Proceeds                   25

  Item 3.   Defaults Upon Senior Securities                             25

  Item 6.   Exhibits and Reports on Form 8-K                            25

Signatures                                                              26


               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                (UNAUDITED)

                                                                                                        AT               AT
                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                       1999             1998
                                                                                              ------------------------------------
                     ASSETS
Current assets:
                 Cash and cash equivalents                                                         $  2,972,868     $  4,007,014
                 Marketable securities                                                                5,102,630        5,113,537
                 Accounts receivable, net of allowances for doubtful accounts of $1,193,000 and $946,000 as of March 31, 1999 and
                     December 31, 1998, respectively                                                 10,598,662       11,785,861
                 Inventories                                                                         11,688,720       10,848,432
                 Prepaid expenses and other current assets                                            3,495,477        3,516,610
                                                                                              -----------------------------------
                                Total current assets                                                 33,858,357       35,271,454
                                                                                              -----------------------------------
Property, plant and equipment, at cost:
                 Land and Buildings                                                                   4,650,000        4,650,000
                 Laboratory and computer equipment                                                    2,595,207        2,621,211
                 Office furniture and equipment                                                       2,344,645        2,299,589
                 Leasehold improvements                                                               4,199,156        4,429,235
                 Equipment under capital lease                                                        1,144,982        1,144,982
                                                                                              -----------------------------------
                                                                                                     14,933,990       15,145,017
                 Less- Accumulated depreciation and amortization                                      2,281,897        1,961,869
                                                                                              -----------------------------------
                                                                                                     12,652,093       13,183,148
                                                                                              -----------------------------------

Long-term investments in marketable securities                                                          506,595        1,009,401

Notes receivable from Image Technologies Corporation                                                  1,566,769        1,600,898

Goodwill and other intangible assets, net                                                            13,254,432       13,478,010

Other assets                                                                                          1,547,178        1,640,218
                                                                                              -----------------------------------
                                                                                                   $ 63,385,424     $ 66,183,129
                                                                                              ===================================

                 Liabilities and Stockholders' Equity
Current Liabilities:
                 Accounts payable                                                                  $  5,442,692     $  6,619,190
                 Accrued expenses                                                                     5,099,435        5,219,500
                 Current portion of debt obligations                                                    383,953          386,248
                                                                                              -----------------------------------
                                Total current liabilities                                            10,926,080       12,224,938
                                                                                              -----------------------------------

Long-term debt obligations, net of current portion                                                   17,803,468       17,798,743
Deferred tax liability                                                                                1,959,108        1,990,808

Stockholders' equity
     Preferred stock, $.001 par value-
                 Authorized-3,000,000 shares
                 Issued and outstanding-none                                                                 --               --
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-10,745,905 and 10,680,117 shares
                 at March 31, 1999 and December 31, 1998, respectively                                   10,746           10,681
      Addditional paid-in capital                                                                    41,074,210       40,999,277
      Cumulative translation adjustment                                                                (325,000)         687,000
      Accumulated deficit                                                                            (8,063,188)      (7,528,318)
                                                                                              -----------------------------------
                       Total stockholders' equity                                                    32,696,768       34,168,640
                                                                                              -----------------------------------
                                                                                                   $ 63,385,424     $ 66,183,129
                                                                                              ===================================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1999               1998
                                                                ----------------------------------
Revenues:
     Product sales                                                 $10,571,459        $ 2,608,885
     License fees                                                      450,000            768,299
     Product development                                                   245              1,453
                                                                ----------------------------------
                                                                    11,021,704          3,378,637
                                                                ----------------------------------
Expenses:
     Cost of product sales                                           4,305,961          1,019,679
     Research and development                                        1,106,988            764,435
     General and administrative                                      2,683,938            647,647
     Selling and marketing                                           2,969,375            320,897
                                                                ----------------------------------
                                                                    11,066,262          2,752,658
                                                                ----------------------------------
                 Income from operations                                (44,558)           625,979
                                                                ----------------------------------

Equity in net loss of Image Technologies Corporation                  (134,129)                --
Currency transaction gain (loss)                                       200,762            (32,554)
Interest expense                                                      (817,252)           (15,727)
Interest income                                                        184,607            398,605
                                                                ----------------------------------
                                                                      (566,012)           350,324
                                                                ----------------------------------
                 Income (loss) before provision for
                    income taxes                                      (610,570)           976,303

Provision (benefit) for income taxes                                   (75,700)           332,000
                                                                ----------------------------------

     Net income (loss)                                             $  (534,870)       $   644,303
                                                                ==================================

Basic net income (loss) per common share                           $     (0.05)       $      0.07
                                                                ==================================
Basic weighted average common shares outstanding                    10,683,775          9,823,186
                                                                ==================================
Diluted net income (loss) per common share                         $     (0.05)       $      0.06
                                                                ==================================
Diluted weighted average common shares outstanding                  10,683,775         10,952,494
                                                                ==================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

               NITINOL MEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                       1999             1998
                                                                                              ----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                             $  (534,870)     $   644,303
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities-

                 Equity in loss of Image Technologies Corporation                                      134,129               --
                 Depreciation and amortization                                                         548,598          131,994
                 Noncash tax provision                                                                  96,000               --
                 Noncash interest expense                                                              163,676               --
                 Increase in accounts receivables reserves                                             247,000           20,000
                 Changes in assets and liabilities-
                                Accounts receivable                                                 (2,195,345)        (279,117)
                                Inventories                                                         (1,118,406)        (133,217)
                                Prepaid expenses and other current assets                              (68,641)         (87,086)
                                Accounts payable                                                     1,337,907          379,414
                                Accrued expenses                                                        91,936         (126,416)
                                Deferred revenue                                                            --         (300,000)

                                                                                              ----------------------------------
                                    Net cash provided by (used in) operating activities             (1,298,016)         249,875
                                                                                              ----------------------------------
Cash flows from investing activities:
     Maturities of marketable securities                                                               513,667          389,453
     Purchases of property, plant and equipment                                                       (262,609)         (37,038)
     Increase in investment in Image Technologies Corporation                                         (100,000)
     Increase in other assets                                                                             (519)         (58,080)
                                                                                              ----------------------------------
                                    Net cash provided by investing activities                          150,539          294,335
                                                                                              ----------------------------------
Cash flows from financing activities:
     Payments of capital lease obligations                                                             (54,247)         (43,380)
     Proceeds from issuance of common stock                                                             74,998               --
     Payments of senior debt                                                                           (44,000)              --

                                                                                              ----------------------------------
                                    Net cash used in financing activities                              (23,249)         (43,380)
                                                                                              ----------------------------------

Effect of exchange rate changes on cash                                                                136,580               --
                                                                                              ----------------------------------

Net increase (decrease) in cash and cash equivalents                                                (1,034,146)         500,830
Cash and cash equivalents, beginning of period                                                       4,007,014        5,561,445
                                                                                              ----------------------------------
Cash and cash equivalents, end of period                                                           $ 2,972,868      $ 6,062,275
                                                                                              ==================================
Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                          $   613,576      $    15,727
                                                                                              ==================================
                 Taxes                                                                             $    13,148      $     7,824
                                                                                              ==================================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Operations

     Nitinol Medical Technologies, Inc., together with its subsidiaries, (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is in the clinical trials stage in the U.S. and is sold commercially in Europe and other international markets. As a result of the Company's acquisition on July 8, 1998 of the neurosurgical instruments business (ENI) of Elekta AB (PUBL), a Swedish corporation, which the Company operates through its NMT Neurosciences division, the Company also develops, manufactures, markets, and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

     As of March 31, 1999, the Company was not in compliance with one of the debt covenants contained in the subordinated note agreement, as amended. On April 14, 1999, the Company negotiated a waiver of default with the noteholder, which is an affiliate of one of the Company's principal stockholders. See Note 4 for additional terms and conditions of the waiver of default and the amendment to the covenants.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of March 31, 1999 and for the three month period then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on on April 15, 1999, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


2.   Interim Financial Statements--(continued)

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1999.

3.   Acquisition of Elekta Neurosurgical Instruments

     On July 8, 1998 the Company acquired Elekta Neurosurgical Instruments
     (ENI), the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, and financed this transaction with $13 million of the Company's cash, plus approximately $2.6 million of acquisition costs and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company.

     The following table presents selected unaudited financial information of the Company and the neurosurgical division of Elekta AB, assuming the companies had combined on January 1, 1998. The unaudited pro forma results are not necessarily indicative of either the actual results that would have occurred had the acquisition been consummated on January 1, 1998, or of future results:

           For the three months ended March 31,         1999           1998
                                                        ----           ----
                                                      (Actual)      (Pro forma)

           Net revenues                             $ 11,021,704   $ 11,789,000
                                                    ============   ============
           Net loss                                 $   (534,870)   $  (792,000)
                                                    ============   ============
           Basic and diluted weighted
                average common shares
                outstanding                           10,683,775     10,498,186
                                                    ============   ============
           Basic and diluted net loss
                per common share                    $       (.05)  $       (.08)
                                                    ============   ============

4.   Subordinated Note Payable

     The Company financed a significant portion of the acquisition of ENI (see
     Note 3) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated note, which is secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains certain restrictive covenants as defined by the subordinated note agreement, as amended. As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note relating to the Company's cash position.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


4.   Subordinated Note Payable--(continued)

     The Company negotiated a waiver of the default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases). In addition, the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock at $3.41 per share. Although the Company believes that it will be able to satisfy the covenants, as modified, the Company's failure to meet its financial plan in any given month could result in a breach of certain of the covenants by the Company. If the Company breaches any of the covenants under the subordinated loan agreement and is not successful in obtaining a waiver, the noteholder could demand repayment of the note, and the interest rate of the note would be increased to 12.101% per annum until the default is cured or waived. The Company is currently seeking to refinance this debt. There can be no assurance that the Company will be able to refinance this debt on acceptable terms.

5.   Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities

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

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities--(continued)

     Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. There were no unrealized gains or losses for the three months ended March 31, 1999 or 1998.

     Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following at:

                                                March 31,       December 31,
                                                  1999              1998
                                                  ----              ----

            Cash                               $2,972,868        $3,995,112
            Cash equivalents--
               Money market                            --            11,902
                                               ----------        ----------
                                               $2,972,868        $4,007,014
                                               ==========        ==========

     Marketable securities, with a weighted average maturity of approximately 6 months and 7 1/2 months at March 31, 1999 and December 31, 1998, respectively, are carried at cost which approximates market value and consist of the following at:
                                                   March 31,      December 31,
                                                     1999            1998
                                                     ----            ----

          Held-to-maturity--
                  Eurodollar bonds                $3,301,159       $3,310,627
                  Medium-term notes                1,001,471          500,847
                  Corporate debt securities               --          502,063
                                                  ----------       ----------
                                                   4,302,630        4,313,537
          Available-for-sale--
                  Taxable auction securities         800,000          800,000
                                                  ----------      -----------
                                                  $5,102,630      $ 5,113,537
                                                  ==========      ===========


     There were no realized gains or losses on the sale of available-for-sale securities during the three months ended March 31, 1999 and 1998.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities--(continued)

     Long-term investments, with a weighted average maturity of approximately 13 1/2 months and 15 months at March 31, 1999 and December 31, 1998, respectively, are carried at cost which approximates market value. As of March 31, 1999 and December 31, 1998, long-term investments were $506,596 and $1,009,401, respectively, and consisted of medium-term notes.

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                                   March 31,        December 31,
                                                     1999              1998
                                                     ----              ----

             Short-term interest receivable       $ 154,668          $ 117,687
             Long-term interest receivable           13,031             12,985
                                                  ---------          ---------
                                                  $ 167,699          $ 130,672
                                                  =========          =========

7.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

                                                    March 31,      December 31,
                                                      1999             1998
                                                      ----             ----

             Components                           $ 4,760,334      $ 3,117,848
             Finished Goods                         6,927,978        7,730,584
                                                  -----------      -----------
                                                  $11,688,720      $10,848,432
                                                  ===========      ===========

8.   Net Income (Loss) per Common and Common Equivalent Share

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

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


8.   Net Income (Loss) per Common and Common Equivalent Share--(continued)

     Diluted loss per share is the same as basic loss per share for the three months ended March 31, 1999 as the effects of the Company's potential common stock (646,229 shares for the three months ended March 31, 1999) are antidilutive. Calculations of basic and diluted net income (loss) per share are as follows:

                                                         For the three months
                                                            ended March 31,
                                                        1999             1998
                                                        ----             ----

     Net income (loss) available to
          common stockholders                        $ (534,870)     $   644,303
                                                     ==========      ===========
     Weighted average common shares
          outstanding                                10,683,775        9,823,186
     Potential common stock pursuant to
          stock options                                      --        1,129,308
                                                     ----------      -----------
     Diluted weighted average common
          shares outstanding                         10,683,775       10,952,494
                                                     ==========      ===========
      Basic net income (loss) per common share       $     (.05)     $       .07
                                                     ==========      ===========
      Diluted net income (loss) per common share     $     (.05)     $       .06
                                                     ==========      ===========


9.    Foreign Currency

      The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date.

      Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a component of consolidated stockholders' equity and amounted to a loss of $325,000 as of March 31, 1999. There were no foreign currency translation gains or losses as of March 31, 1998.

      Additionally, the Company had a foreign currency exchange transaction gain of approximately $201,000 for the three month period ended March 31, 1999 and a foreign currency exchange loss of approximately $34,000 for the three month period ended March 31, 1998.

      Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10.   Comprehensive Income

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period as a result of transactions and other events and circumstances attributable to non-owner sources. The adoption of this standard did not have a material effect on the Company's financial statements, as the only element of comprehensive income related to the Company is the foreign currency translation adjustment which is presented separately on the balance sheet as required. If presented on the statement of operations for the three month period ended March 31, 1999, comprehensive loss would have extended the reported net loss by $1,012,000. There were no differences in reported net income and comprehensive net income for the three month period ended March 31, 1998.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


11.  Investment in Image Technologies Corporation

     On May 29, 1997 the Company entered into an agreement to invest $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's $.01 par value redeemable convertible preferred stock, representing a 23% ownership interest in ITC. Under the terms of this agreement, the Company has also extended to ITC a credit line, subject to an annual interest rate of 10%, of up to $2 million of senior debt, exchangeable for convertible preferred stock at the option of the Company and equivalent to up to an additional 20% ownership share of ITC. As of March 31, 1999 ITC borrowed $2 million under this agreement and owes the Company accrued interest of approximately $121,000. On December 30, 1998 and February 3, 1999, the Company entered into a revolving credit note agreement with ITC for an additional $50,000 and $100,000, respectively, under which ITC borrowed $38,043 and $100,000 as of March 31, 1999. These notes accrue interest at 10% per annum, are subject to the same terms as the $2 million credit line agreement, and are payable in full at the option of the Company. In connection with the issuance of the $100,000 note, ITC granted a warrant to the Company to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share. On March 30, 1999, ITC entered into a finance agreement with a third party whereby the third party purchased 120,361 shares of ITC's common stock at $9.97 per share. The Company was issued an additional 39,151 shares of ITC Series A preferred stock in conjunction with this financing in order to maintain its 23% ownership interest in ITC. A portion of the proceeds from this financing was used to repay certain bridge financing, including approximately $38,000 borrowed from the Company in December 1998. The Company has an option to purchase the remaining 57% of ITC for $24.5 million, of which up to $7.84 million may be payable in cash. The option expires on May 29, 1999 and may be extended to November 30, 1999 under certain terms. The Company intends to extend its option until November 30, 1999.

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


12.  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following at:

                                                March 31,    December 31,
                                                  1999           1998
                                                  ----           ----

     Refundable and deferred income taxes     $  993,749     $  753,749
     Value added tax receivable                  811,966        156,593
     Interest                                    355,463        754,850
     Equipment deposit                            99,662        543,327
     Advances to suppliers                            --        247,000
     Commissions                                  99,000        193,000
     Insurance                                    79,277        178,804
     Royalties                                   227,000             --
     Maintenance                                 145,000             --
     Other prepaid expenses                      684,360        689,287
                                              ----------     ----------
                                              $3,495,477     $3,516,610
                                              ==========     ==========

13.  Accrued Expenses

     Accrued expenses consist of the following at:

                                                March 31,     December 31,
                                                  1999           1998
                                                  ----           ----
     Payroll and payroll related              $1,782,550     $1,803,859
     Severance and relocation costs              225,000             --
     Income taxes                                340,858        275,600
     Sales taxes                                 733,000        753,000
     Professional fees                           578,776        566,776
     Inventory                                   568,623        493,059
     Royalties                                   209,804        265,331
     Interest                                     97,000        106,000
     Insurance                                    44,065        103,081
     Other accrued expenses                      519,759        852,794
                                              ----------     ----------
                                              $5,099,435     $5,219,500
                                              ==========     ==========

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


14.  Segment Reporting

     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets -- the core technologies segment includes minimally-invasive medical devices that were the primary products of the Company prior to the acquisition of ENI while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI.

     The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic area based on where the customer is located. The Company operated in only one operating segment, core technologies products, during the three month periods ended March 31, 1998. Segment information is presented as follows:

               NITINOL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


14.  Segment Reporting--(continued)

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            1999              1998
                                                            ----              ----
         Segment Revenues:
               Core technologies products               $  3,010,704      $  3,378,637
               Neurosurgical products                      8,011,000                --
                                                        ------------      ------------
                     Total revenues                     $ 11,021,704      $  3,378,637
                                                        ============      ============

         Segment Interest Income:
               Core technologies products               $    167,607      $    398,605
               Neurosurgical products                         17,000                --
                                                        ------------      ------------
                     Total                              $    184,607      $    398,605
                                                        ============      ============

         Segment Interest Expense:
               Core technologies products               $   (219,202)     $    (15,727)
               Neurosurgical products                       (598,050)               --
                                                        ------------      ------------
                     Total                              $   (817,252)     $    (15,727)
                                                        ============      ============

         Segment Income Tax Provision (Benefit):
               Core technologies products               $    (49,980)     $    332,000
               Neurosurgical products                        (25,720)               --
                                                        ------------      ------------
                     Total                              $    (75,700)     $    332,000
                                                        ============      ============

         Segment Depreciation and Amortization:
               Core technologies products               $    324,598      $    131,994
               Neurosurgical products                        224,000                --
                                                        ------------      ------------
                     Total                              $    548,598      $    131,994
                                                        ============      ============

         Segment Equity in Net Loss of Investee:
               Core technologies products               $   (134,129)     $         --
               Neurosurgical products                             --                --
                                                        ------------      ------------
                     Total                              $   (134,129)     $         --
                                                        ============      ============

         Segment Income (Loss):
               Core technologies products               $   (771,840)     $    644,303
               Neurosurgical products                        236,970                --
                                                        ------------      ------------
                     Total net income                   $   (534,870)     $    644,303
                                                        ============      ============

         Segment Expenditures for Long-Lived
             Assets:
               Core technologies products               $     32,973      $     37,038
               Neurosurgical products                        229,636                --
                                                        ------------      ------------
                     Total                              $    262,609      $     37,038
                                                        ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, dependence on significant corporate relationships and other risks detailed in the Company's Annual Report on Form 10-K as of December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Revenues. Revenues for the three months ended March 31, 1999 increased to $11.0 million from $3.4 million for the three months ended March 31, 1998. The increase is primarily attributable to the Company's acquisition of the neurosurgical instruments business (ENI) of Elekta AB (PUBL), a Swedish corporation, on July 8, 1998. This acquisition was accounted for as a purchase and accordingly ENI's results of operations, including product revenues of $8.0 million for the three month period ended March 31, 1999 are included with those of the Company. Additionally, the Company had increased unit sales of CardioSEAL Septal Occluders during the three months ended March 31, 1999 as compared with the three months ended March 31, 1998, offset by lower unit sales of vena cava filters during the three months ended March 31, 1999, as compared with the three months ended March 31, 1998. License fees for the three months ended March 31, 1999 amounted to $450,000 and consist of royalty payments of $375,000 and cost-sharing payments from Boston Scientific of approximately $75,000. License fees for the three months ended March 31, 1998 amounted to $768,000, consisting of milestone payments of $300,000, royalty payments of $375,000 and cost-sharing payments from Boston Scientific Corp. of approximately $93,000.

Cost of Product Sales. Cost of product sales increased to $4.3 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998. The increase was primarily due to the Company's acquisition of ENI, as a result of which ENI's cost of product sales of $3.4 million are included with those of the Company for the three months ended March 31, 1999. Additionally, the Company experienced increased unit sales of CardioSEAL Septal Occluders in the three months ended March 31, 1999, as compared with the three months ended March 31, 1998. Cost of product sales, as a percent of product sales, increased to 39% for the three months ended March 31, 1999 from 38% for the three months ended March 31, 1998. This increase is due to the inclusion of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and CardioSEAL Septal Occluder; the above increase is partially offset by increased sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than does the vena cava filter.

Research and Development. Research and development expense increased to $1.1 million for the three months ended March 31, 1999 from $764,000 for the three months ended March 31, 1998. The increase is primarily attributable to the Company's acquisition of ENI, as a result of which ENI's research and development expenses of $284,000 are included with those of the Company for the three months ended March 31, 1999. Additionally, the increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO's) and increased activity in the Company's development programs for vena cava filters and other products under development.

General and Administrative. General and administrative expenses increased to $2.7 million for the three months ended March 31, 1999 from $648,000 for the three months ended March 31, 1998. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $1.5 million for the three months ended March 31, 1999 and to the amortization of goodwill related to the acquisition of ENI. Additionally, the Company recorded $100,000 of expenses pertaining to the Company's negotiations related to noncompliance with and amendment to certain of its debt covenants as of March 31, 1999. See "Liquidity and Capital Resources." In the three months ended March 31, 1999, the Company also recorded an additional $200,000 of expenses consisting of legal, accounting, and employee relocation costs.

Selling and Marketing. Selling and marketing expenses increased to $3.0 million for the three months ended March 31, 1999 from $321,000 for the three months ended March 31, 1998. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $2.2 million for the three months ended March 31, 1999 and to increased marketing activities related to the CardioSEAL Septal Occluder in connection with the promotion of commercial sales that commenced in Europe and other international markets in June 1997.

Additionally, in the three months ended March 31, 1999, the Company recorded $400,000 of expenses in conjunction with the termination and replacement of certain individuals in the sales and product management departments of the Company and for related legal and consulting costs.

Interest Expense. Interest expense was $817,000 for the three months ended March 31, 1999 as compared to $16,000 for the three months ended March 31, 1998. The increase was primarily the result of the Company's acquisition of ENI for which the Company borrowed $20 million of subordinated debt which accrues interest at 10.101% per annum. In connection with the Company's renegotiation of its debt covenants as of March 31, 1999 (see "Liquidity and Capital Resources"), the Company recorded $50,000 of interest expense related to the issuance of warrants to the holder of the note. In addition, the amortization of original issue discount related to the subordinated note of $41,000 is included in the statement of operations for the three months ended March 31, 1999.

Interest Income. Interest income was $185,000 for the three months ended March 31, 1999 as compared to $399,000 for the three months ended March 31, 1998. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $13.0 million, plus approximately $2.6 million of acquisition costs.

Provision (Benefit) for Income Taxes. The Company had a benefit for income taxes of $76,000 for the three months ended March 31, 1999 based on an operating loss before nondeductible items and an estimated effective tax rate of approximately 40%. The Company had a provision for income taxes of $332,000 for the three months ended March 31, 1998 based on an operating income of $976,000 for the respective periods and an estimated effective tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and marketable securities equal to $8.1 million at March 31, 1999 as compared to $9.1 million at December 31, 1998. During the three months ended March 31, 1999, the Company's operations utilized cash of approximately $1.3 million, which consists of approximately $605,000 of cash generated by operations prior to approximately $1.1 million of noncash charges and before changes in working capital items.

In July 1998, the Company financed a portion of the acquisition of ENI with $13 million of the Company's cash, plus approximately $2.6 million of acquisition costs and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note, which is secured by all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The Company anticipates repaying the subordinated debt from its cash flows, including the operations of ENI, or from debt or equity financing. The subordinated debt includes certain restrictive covenants relating to maintenance of certain ratios and cash levels. As of March 31, 1999, the Company was not in compliance with one of the covenants contained in the subordinated note, as amended, relating to the Company's cash position. The Company negotiated a waiver of default with the noteholder and, in connection with such waiver, the covenants were amended to be more restrictive (including monthly financial covenants in some cases), and the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock at $3.41 per share. Although the Company believes that it will be able to satisfy the covenants as modified, the Company's failure to meet its financial plan in any given month could result in a breach of certain of the covenants by the Company. If the Company breaches any of the covenants under the subordinated loan agreement and is not successful in obtaining a waiver, the noteholder could demand repayment of the note. In addition, in the event of a breach of certain of the covenants, including the financial covenants, the interest rate of the note will be increased to 12.101% per annum until the default is cured or waived. The Company is currently seeking to refinance this debt. There can be no assurance that the Company will be able to refinance this debt on acceptable terms.

Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $263,000 for the three months ended March 31, 1999. The Company anticipates that it will spend approximately $1.5 million on purchases of property and equipment in 1999, consisting primarily of purchases made in connection with the Company's implementation of a new ERP system. See "Year 2000 Readiness".

In connection with the Company's investment in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt under a loan agreement (the "loan agreement") that bears interest at 10% per annum. The note is convertible into equity at the rate of one percent of ownership per $100,000 borrowed. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and, as of March 31, 1999, owes the Company $2.0 million, plus accrued interest of approximately $119,000. In addition, in

December 1998 and February 1999 the Company amended its loan agreement with ITC to provide ITC with an additional $50,000 and $100,000, respectively, of financing under the same terms and conditions as the $2.0 million senior debt financing. In connection with the February 1999 amendment, ITC issued to the Company a warrant to purchase 10,030 shares of ITC's Series A Preferred Stock at an exercise price of $9.97 per share. As of March 31, 1999, ITC had borrowed $138,034 under this facility. The Company has not recorded interest income on the note receivable from ITC because interest is not due until the earlier of
(i) the closing of any debt or equity financing by ITC resulting in at least $4.0 million in gross proceeds to ITC, (ii) the merger or consolidation, or other combination, of ITC into or with another corporation or the sale of all or substantially all of the assets of ITC or (iii) thirty months following November 30, 1999 or following the date upon which the Company exercises its option to purchase all of the outstanding capital stock of ITC. In addition, under the loan agreement, the payment of all interest will be waived if the Company exercises its option to convert its senior debt into additional equity. This option to convert expires May 29, 1999 but may be extended until no later than November 30, 1999 under certain conditions. The Company intends to extend this option to exercise until November 30, 1999 and believes that the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. During the three months ended March 31, 1999, the Company recorded $134,000 as its equity in the loss of ITC, and reduced the carrying value of the note receivable by such amount. The Company believes that the carrying value of the note, approximately $1.6 million as of March 31, 1999, is fully realizable. During the three months ended March 31, 1999, ITC generated approximately $217,000 of product revenues and expects product revenues to increase significantly during 1999.

On March 30, 1999, ITC entered into an agreement for the issuance and sale of 120,361 shares of common stock to a third party at a purchase price of $9.97 per share to a third party. The agreement provides for the issuance of additional shares of common stock to the purchaser if ITC does not reach certain milestones as set forth in the agreement. In connection with this issuance, ITC issued 39,159 shares of Series A redeemable convertible preferred stock to NMT in order for NMT to maintain its 23 percent ownership interest in ITC. A portion of the proceeds from this financing was used to repay certain bridge financing, including approximately $38,000 borrowed from the Company in December 1998, plus accrued interest thereon.

The Company is party to various other substantial contractual arrangements including salaries and fees for current employees and consultants which are likely to increase as additional agreements are entered into and as additional personnel are retained. The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 10 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed with the Securities and

Exchange Commission on April 15, 1999. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

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

In addition, prior to the acquisition of ENI by the Company, management of ENI had determined that its financial and operational systems needed modification or replacement not only to be year 2000 compliant but to (a) improve functionality,
(b) facilitate euro currency compliance, (c) provide more meaningful information and (d) integrate the various companies within ENI onto a world-class Enterprise Reporting System (ERP). ENI management had developed a plan for implementing the new system, including selecting the system and related providers of implementation assistance, but the decision to proceed was postponed until the closing of the acquisition.

After the closing of the acquisition, the Company authorized the plan described above in August 1998, and began work to implement a new ERP system for its NMT Neurosciences Division. The new system is scheduled to be operational by the end of the third quarter of 1999 at an estimated total project cost of $2.0 million, of which approximately $1.3 million will be for computer hardware and other capital expenditures. The Company anticipates financing the capital component and expects to fund the remainder from operating cash flows.

While the Company currently does not have a contingency plan in the event a particular system is not Year 2000 compliant, such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled readiness objectives. Because the Company is completely replacing the systems at its Neurosciences Division with a commercially available and tested ERP product, it is believed that this project will proceed more efficiently than had the Company chosen to modify its existing systems. Currently, the project is slightly behind schedule due to a delayed start. However, target dates for project completion have remained unchanged as the Company believes they continue to be realistic.

Because the Company interfaces with its major customers and suppliers via telephone and fax, the Company does not expect to incur significant losses in the event that either the Company or its customers and suppliers are not ready for the Year 2000. The Company has been informed by its major customers and suppliers that they are Year 2000 compliant. However, the Company has not verified the content of Year 2000 statements of these third parties. The Company believes that its products are ready for the Year 2000.

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

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their national currency unit and irrevocably established fixed conversion rates between their existing sovereign currencies and the euro. During the three year transition period between January 1, 1999 and January 1, 2002, the euro will be a "cashless" currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins will be introduced, and legacy currency banknotes and coins will be withdrawn from circulation. No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the legacy currency banknotes and coins will no longer be accepted as legal tender.

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

Part II -- Other Information
----------------------------

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

    (d)  Uses of Proceeds from Registered Securities.  There has been no change
         -------------------------------------------
to the information previously provided by the Company on its Quarterly Report on Form 10-Q for the period ended September 30, 1998, as amended, relating to securities sold by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996.

         The Company financed a significant portion of the acquisition of ENI with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated note agreement dated July 8, 1998 contains working capital restrictions and limitations upon the payment of dividends. The subordinated note agreement, as amended to date, is filed as an exhibit to the Company's Current Report on Form 8-K dated July 8, 1998 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Item 3.  Defaults Upon Senior Securities.

    (a)  Material Default with Respect to Indebtedness.  As of March 31, 1999,
         -------- ------------ ---------- ------------
the Company was not in compliance with one of the restrictive covenants contained in its subordinated note agreement relating to the Company's cash position. The Company negotiated a waiver of the default with the noteholder. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, and Note 4 of the Notes to the Company's Consolidated Financial Statements for the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits.
         --------

         10.1 Employment Agreement dated as of January 1, 1999 Between the Company and Thomas M. Tully.

         10.2 Employment Agreement dated as of July 1, 1998 between the Company and David A.Chazanovitz.

         10.3 Registration Rights Agreement dated as of March 30, 1999 By and Among the Company and the individuals listed on Schedule A thereto.

         10.4 Amended and Restated Stockholders' Option Agreement dated as of March 30, 1999 By and Among the Company, ITC and the Stockholders listed at Schedule A thereto.

         10.5 Amendment No. 1 dated April 14, 1999 to Subordinated Note and Common Stock Purchase Agreement of July 8, 1998 by and among the Company, Whitney Subordinated Debt Fund, L.P. and, for certain purposes J.H. Whitney & Co.

         10.6 Waiver No. 1 dated April 14, 1999 by and among the Company and Whitney Subordinated Debt Fund, L.P.

         10.7 Amendment dated May 12, 1999 to Waiver No. 1 dated April 14, 1999 by and among the Company and Whitney Subordinated Debt Fund, L.P.

         10.8 Amendment No. 2 dated November 9, 1998 to Purchase Agreement between the Company and Elekta AB (Publ.) of May 8, 1998.

         10.9 Amendment No. 2 dated as of February 3, 1999 to the Loan and Security Agreement of May 29, 1997 between Image Technologies Corporation and the Company.

         10.10 Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996.

         10.11 Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998.

         27.1        Financial Data Schedule



    (b)  Reports on Form 8-K. None.
         -------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      NITINOL MEDICAL TECHNOLOGIES, INC.



Date: May 13, 1999             By: /s/ Thomas M. Tully
                                  _________________________________
                                   Thomas M. Tully
                                   President and Chief Executive
                                   Officer


Date: May 13, 1999             By: /s/ William J. Knight
                                  _________________________________
                                   William J. Knight
                                   Vice President of Finance
                                   and Administration
                                   and Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibits
         --------

         10.1 Employment Agreement dated as of January 1, 1999 Between the Company and Thomas M. Tully.

         10.2 Employment Agreement dated as of July 1, 1998 between the Company and David A.Chazanovitz.

         10.3 Registration Rights Agreement dated as of March 30, 1999 By and Among the Company and the individuals listed on Schedule A thereto.

         10.4 Amended and Restated Stockholders' Option Agreement dated as of March 30, 1999 By and Among the Company, ITC and the Stockholders listed at Schedule A thereto.

         10.5 Amendment No. 1 dated April 14, 1999 to Subordinated Note and Common Stock Purchase Agreement of July 8, 1998 by and among the Company, Whitney Subordinated Debt Fund, L.P. and, for certain purposes J.H. Whitney & Co.

         10.6 Waiver No. 1 dated April 14, 1999 by and among the Company and Whitney Subordinated Debt Fund, L.P.

         10.7 Amendment dated May 12, 1999 to Waiver No. 1 dated April 14, 1999 by and among the Company and Whitney Subordinated Debt Fund, L.P.

         10.8 Amendment No. 2 dated November 9, 1998 to Purchase Agreement between the Company and Elekta AB (Publ.) of May 8, 1998.

         10.9 Amendment No. 2 dated as of February 3, 1999 to the Loan and Security Agreement of May 29, 1997 between Image Technologies Corporation and the Company.

         10.10 Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996.

         10.11 Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998.

         27.1        Financial Data Schedule