Form 10-Q
period 1999-06-30
NMT MEDICAL INC
filed 1999-08-16
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

            or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

                      Commission file number:  000-21001


                               NMT Medical, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                          95-4090463
        --------                                          ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

27 Wormwood Street, Boston, Massachusetts                    02210
------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 617-737-0930
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                      Nitinol Medical Technologies, Inc.
                      ----------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

    As of August 6,1999, there were 10,769,239 shares of Common Stock, $.001 par value per share, outstanding.

                               NMT Medical, Inc.

                                     INDEX
                                     -----


Part I.     Financial Information                                 Page Number
            ---------------------                                 -----------

  Item 1.      Financial Statements.
               Consolidated Balance Sheets at December 31, 1998
               and June 30, 1999                                       3

               Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1999 and 1998       4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 1998                 5

               Notes to Consolidated Financial Statements              6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.         17

  Item 3.      Quantitative and Qualitative Disclosures about
               Market Risk.                                           26

Part II.    Other Information
            -----------------

  Item 2.      Changes in Securities and Use of Proceeds.             27

  Item 3.      Defaults Upon Senior Securities.                       27

  Item 4.      Submission of Matters to a Vote of Security Holders.   27

  Item 6.      Exhibits and Reports on Form 8-K.                      28

Signatures                                                            29

Part I -- Financial Information
-------------------------------

Item 1.  Financial Statements
         --------------------

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                          Consolidated Balance Sheets

                                                                                             At               At
                                                                                          June 30,       December 31,
                                                                                            1999             1998
                                                                                      ----------------------------------
                     Assets                                                             (Unaudited)
Current assets:
                 Cash and cash equivalents                                                 $ 3,693,185      $ 4,007,014
                 Marketable securities                                                       3,867,051        5,113,537
                 Accounts receivable, net of allowances for doubtful accounts of $756,000 and $946,000 as of June 30, 1999 and
                     December 31, 1998, respectively                                        10,481,393       11,785,861
                 Inventories                                                                11,478,069       10,848,432
                 Prepaid expenses and other current assets                                   3,921,448        3,516,610
                                                                                           ----------------------------
                                Total current assets                                        33,441,146       35,271,454
                                                                                           ----------------------------

Property, plant and equipment, at cost:
                 Land and buildings                                                          4,650,000        4,650,000
                 Laboratory and computer equipment                                           2,636,483        2,621,211
                 Office furniture and equipment                                              2,572,645        2,299,589
                 Leasehold improvements                                                      4,071,156        4,429,235
                 Equipment under capital lease                                               1,167,982        1,144,982
                                                                                           ----------------------------
                                                                                            15,098,266       15,145,017
                 Less- Accumulated depreciation and amortization                             2,635,279        1,961,869
                                                                                           ----------------------------
                                                                                            12,462,987       13,183,148
                                                                                           ----------------------------

Long-term investments in marketable securities                                                       -        1,009,401

Notes receivable from Image Technologies Corporation                                         1,363,348        1,600,898

Goodwill and other intangible assets, net                                                   13,147,091       13,478,010

Other assets                                                                                 1,538,085        1,640,218
                                                                                           ----------------------------
                                                                                           $61,952,658     $ 66,183,129
                                                                                           ============================

                 Liabilities and Stockholders' Equity
Current Liabilities:
                 Accounts payable                                                          $ 4,657,657      $ 6,619,190
                 Accrued expenses                                                            5,048,319        5,219,500
                 Current portion of debt obligations                                        17,576,121          386,248
                                                                                           ----------------------------
                                Total current liabilities                                   27,282,097       12,224,938
                                                                                           ----------------------------

Long-term debt obligations, net of current portion                                             793,561       17,798,743
Deferred tax liability                                                                       1,929,408        1,990,808

Stockholders' equity
     Preferred stock, $.001 par value-
                 Authorized-3,000,000 shares
                 Issued and outstanding-none                                                         -                -
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-10,769,239 and 10,680,117 shares
                 at June 30, 1999 and December 31,1998, respectively                            10,770           10,681
      Addditional paid-in capital                                                           41,184,487       40,999,277
      Cumulative translation adjustment                                                       (867,000)         687,000
      Accumulated deficit                                                                   (8,380,665)      (7,528,318)
                                                                                           ----------------------------
                       Total stockholders' equity                                           31,947,592       34,168,640
                                                                                           ----------------------------
                                                                                           $61,952,658     $ 66,183,129
                                                                                           ============================

                  The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           For the Three Months Ended          For the Six Months Ended
                                                                    June 30,                          June 30,
                                                             1999               1998            1999              1998
                                                        ---------------------------------  -------------------------------
Revenues:
     Product sales                                      $ 11,845,636         $ 2,916,637   $ 22,417,095       $ 5,525,522
     License fees                                            418,693             457,500        868,938         1,227,252
                                                        ---------------------------------  -------------------------------
                                                          12,264,329           3,374,137     23,286,033         6,752,774
                                                        ---------------------------------  -------------------------------
Expenses:
     Cost of product sales                                 5,058,058           1,094,459      9,364,019         2,114,138
     Research and development                              1,296,478             907,930      2,403,466         1,672,365
     General and administrative                            3,008,424             665,704      5,885,361         1,313,349
     Selling and marketing                                 2,449,693             404,462      5,226,068           725,359
                                                        ---------------------------------  -------------------------------
                                                          11,812,653           3,072,555     22,878,914         5,825,211
                                                        ---------------------------------  -------------------------------
                 Income from operations                      451,676             301,582        407,119           927,563
                                                        ---------------------------------  -------------------------------

Equity in net loss of Image Technologies Corporation        (165,421)            (93,337)      (299,550)          (93,337)
Currency transaction gain (loss)                              26,282             (36,908)       227,044           (69,464)
Interest expense                                            (753,269)            (14,828)    (1,570,521)          (30,555)
Interest income                                              165,554             392,771        350,161           791,376
                                                        ---------------------------------  -------------------------------
                                                            (726,854)            247,698     (1,292,866)          598,020
                                                        ---------------------------------  -------------------------------

                 Income (loss) before provision for
                    income taxes                            (275,178)            549,280       (885,747)        1,525,583

Provision (benefit) for income taxes                          42,300             218,500        (33,400)          550,500
                                                        ---------------------------------  -------------------------------

     Net income (loss)                                  $   (317,478)        $   330,780   $   (852,347)      $   975,083
                                                        =================================  ===============================

Basic net income (loss) per common share                     $ (0.03)             $ 0.03        $ (0.08)           $ 0.10
                                                        =================================  ===============================
Weighted average common shares outstanding                10,766,852           9,828,213     10,725,542         9,825,713
                                                        =================================  ===============================
Diluted net income (loss) per common share                   $ (0.03)             $ 0.03        $ (0.08)           $ 0.09
                                                        =================================  ===============================
Diluted weighted average common shares outstanding        10,766,852          10,845,316     10,725,542        10,904,221
                                                        =================================  ===============================

The accompanying Notes are an integral part of these Consolidated Financial Statements.


NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  For the Six Months Ended
                                                                                                          June 30,
                                                                                                    1999             1998
                                                                                              ------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                         $  (852,347)         975,083
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities-
                 Equity in net loss of Image Technologies Corporation                              299,550           93,337
                 Depreciation and amortization                                                   1,178,825          267,806
                 Noncash tax provision                                                             403,000                -
                 Noncash interest expense                                                          361,520                -
                 Increase (decrease) in accounts receivables reserves                             (189,760)          80,000
                 Changes in assets and liabilities-                                                                       -
                                Accounts receivable                                              1,204,338       (1,061,973)
                                Inventories                                                       (988,561)        (244,908)
                                Prepaid expenses and other current assets                         (604,685)         322,712
                                Accounts payable                                                (1,674,810)         613,814
                                Accrued expenses                                                   (95,178)        (322,283)
                                Deferred revenue                                                         -         (300,000)
                                                                                              ------------------------------
                                    Net cash provided by (used in) operating activities           (958,108)         423,588
                                                                                              ------------------------------

Cash flows from investing activities:
     Maturities of marketable securities                                                         2,268,870       13,208,377
     Purchases of property, plant and equipment                                                   (672,854)         (83,870)
     Increase in investment in Image Technologies Corporation, net                                 (62,000)        (487,506)
     Increase in other assets                                                                     (331,384)        (447,800)
                                                                                              ------------------------------
                                    Net cash provided by investing activities                    1,202,632       12,189,201
                                                                                              ------------------------------

Cash flows from financing activities:
     Payments of capital lease obligations                                                        (105,808)         (88,162)
     Proceeds from issuance of common stock                                                        135,299           44,150
     Payments of senior debt                                                                       (88,000)               -
                                                                                              ------------------------------
                                    Net cash used in financing activities                          (58,509)         (44,012)
                                                                                              ------------------------------

Effect of exchange rate changes on cash                                                           (499,844)               -
                                                                                              ------------------------------

Net increase (decrease) in cash and cash equivalents                                              (313,829)      12,568,777
Cash and cash equivalents, beginning of period                                                   4,007,014        5,561,445
                                                                                              ------------------------------
Cash and cash equivalents, end of period                                                       $ 3,693,185      $18,130,222
                                                                                              ==============================

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                      $ 1,141,373      $    30,555
                                                                                              ==============================
                 Taxes                                                                         $    98,148      $   517,324
                                                                                              ==============================

Noncash investing and financing activities:
     Issuance of warrants in connection with debt waiver                                       $    50,000      $         -
                                                                                              ==============================

           The accompanying Notes are an integral part of these Consolidated Financial Statements.


NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations

    NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is in the clinical trials stage in the U.S. and is sold commercially in Europe and other international markets. As a result of the Company's acquisition on July 8, 1998 of the neurosurgical instruments business (ENI) of Elekta AB (PUBL), a Swedish corporation, which the Company operates through its NMT Neurosciences division, the Company develops, manufactures, markets, and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

    As of June 30, 1999, the Company was not in compliance with certain of the debt covenants contained in the subordinated note agreement, as amended, and has not obtained a waiver of default from the subordinated noteholder, which is an affiliate of one of the Company's principal stockholders. As a result, the Company has classified this subordinated note payable as a current liability on the accompanying balance sheets as of June 30, 1999. The Company is currently seeking to refinance this debt. Upon refinancing of this subordinated note payable, the Company anticipates that it will record a non-cash extraordinary loss on the early extinguishment of this subordinated note payable equal to the difference between the face value of the note and its carrying value. As of June 30, 1999, the discount from face value is approximately $2.8 million. There can be no assurance that the Company will be able to refinance this debt on acceptable terms. See Note 4.

2.  Interim Financial Statements

    The accompanying Consolidated Financial Statements as of June 30, 1999 and for the three and six month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on on April 15, 1999, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods.

NMT MEDICAL, INC. (FOMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


2.  Interim Financial Statements--(continued)

    The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1999.

3.  Acquisition of Elekta Neurosurgical Instruments

    On July 8, 1998 the Company acquired Elekta Neurosurgical Instruments (ENI), the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, and financed this transaction with $13 million of the Company's cash, plus acquisition costs of $3.1 million, and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company.

    The following table presents selected unaudited financial information of the Company and the neurosurgical division of Elekta AB, assuming the companies combined on January 1, 1998. The unaudited pro forma results are not necessarily indicative of either the actual results that would have occurred had the acquisition been consummated on January 1, 1998, or of future results:

FOR THE THREE MONTHS ENDED JUNE 30,                             1999                   1998
                                                                ----                   ----
                                                              (Actual)             (Pro forma)
     Net revenues                                            $12,264,329           $11,784,000
                                                             ===========           ===========
     Net loss                                                $  (317,478)          $(1,068,000)
                                                             ===========           ===========
     Basic and diluted weighted
          average shares outstanding                          10,766,852            10,503,213
                                                             ===========           ===========
      Basic and diluted net loss per share                   $      (.03)          $      (.10)
                                                             ===========           ===========


FOR THE SIX MONTHS ENDED JUNE 30,                               1999                  1998
                                                              --------             ---------
                                                              (Actual)            (Pro forma)
     Net revenues                                            $23,286,033           $23,572,000
                                                             ===========           ===========
     Net loss                                                $  (852,347)          $(1,827,000)
                                                             ===========           ===========
     Basic and diluted weighted
          average shares outstanding                          10,725,542            10,500,713
                                                             ===========           ===========
      Basic and diluted net loss per share                   $      (.08)          $      (.17)
                                                             ===========           ===========

NMT MEDICAL, INC. (FOMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


4.  Subordinated Note Payable

    The Company financed a significant portion of the acquisition of ENI (see
    Note 3) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt, secured by substantially all of the assets of the Company, is due September 30, 2003 with quarterly interest payable at 10.101% per annum and contains certain restrictive covenants as defined by the agreement. As of June 30, 1999, the Company was not in compliance with certain of the covenants contained in the subordinated note, as amended, and has not obtained a waiver of default from the subordinated noteholder. As a result, the Company has classified this subordinated note payable as a current liability on the accompanying balance sheet as of June 30, 1999. The Company is currently seeking to refinance this debt. Upon refinancing of this subordinated note payable, the Company anticipates that it will record a non-cash extraordinary loss on the early extinguishment of this subordinated note payable equal to the difference between the face value of the note and its carrying value. As of June 30, 1999, the discount from face value is approximately $2.8 million. There can be no assurance that the Company will be able to refinance this debt on acceptable terms.

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

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities--(continued)

    Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. There were no unrealized gains or losses for the three and six month periods ended June 30, 1999 or 1998.

    Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following at:

                                                 June 30,         December 31,
                                                   1999              1998
                                                   ----              ----

           Cash                                  $3,693,185        $3,995,112
           Cash equivalents--
              Money market                               --            11,902
                                                 ----------        ----------
                                                 $3,693,185        $4,007,014
                                                 ==========        ==========

  Marketable securities, with a weighted average maturity of approximately 4 months and 7 1/2 months at June 30, 1999 and December 31, 1998, respectively, are carried at cost which approximates market value and consist of the following at:

                                                 June 30,         December 31,
                                                   1999              1998
                                                   ----              ----
  Held-to-maturity--
          Eurodollar bonds                       $2,361,167        $3,310,627
          Medium-term notes                       1,505,884           500,847
          Corporate debt securities                      --           502,063
                                                 ----------        ----------
                                                  3,867,051         4,313,537
  Available-for-sale--
          Taxable auction securities                     --           800,000
                                                 ----------        ----------
                                                 $3,867,051        $5,113,537
                                                 ==========        ==========

  There were no realized gains or losses on the sale of available-for-sale securities during the three and six month periods ended June 30, 1999 and 1998.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities--(continued)


    Long-term investments, with a weighted average maturity of approximately
    15 months at December 31, 1998, are carried at cost which approximates market. As of December 31, 1998, the amount of long-term investments was $1,009,401 and consisted of medium-term notes. The Company held no long-term investments as of June 30, 1999.

    In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:


                                                        June 30,         December 31,
                                                         1999               1998
                                                         ----               ----
  Short-term interest receivable                        $168,658          $117,687
  Long-term interest receivable                               --            12,985
                                                        --------          --------
                                                        $168,658          $130,672
                                                        ========          ========

7.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       June 30,         December 31,
                                                         1999              1998
                                                       -------          -----------
       Components                                    $ 3,667,146       $ 3,117,848
       Finished Goods                                  7,810,923         7,730,584
                                                     -----------       -----------
                                                     $11,478,069       $10,848,432
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

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


8.  Net Income (Loss) per Common and Common Equivalent Share--(continued)

    Diluted loss per share is the same as basic loss per share for the three and six month periods ended June 30, 1999 as the effects of the Company's potential common stock (367,742 shares and 511,291 shares for the three and six month periods ended June 30, 1999, respectively) are antidilutive. Calculations of basic and diluted net income (loss) per share are as follows:

                                                            Three Months Ended                             Six Months Ended
                                                                   June 30,                                   June 30,
                                                            1999                  1998                1999                  1998
                                                         -----------           -----------         -----------           -----------
      Net income (loss) available to
          common stockholders                            $  (317,478)          $   330,780         $  (852,347)          $  975,083
                                                         ===========           ===========         ===========          ===========

      Weighted average common shares
          outstanding                                     10,766,852             9,828,213          10,725,542             9,825,713
      Potential common stock pursuant to
          stock options and warrants                              --             1,017,103                  --             1,078,508
                                                         -----------           -----------         -----------           -----------
      Diluted weighted average common
          shares outstanding                              10,766,852            10,845,316          10,725,542            10,904,221
                                                         ===========           ===========         ===========           ===========
      Basic net income (loss) per share                  $      (.03)          $       .03         $      (.08)          $       .10
                                                         ===========           ===========         ===========           ===========
      Diluted net income (loss) per share                $      (.03)          $       .03         $      (.08)          $       .09
                                                         ===========           ===========         ===========           ===========

9.  Foreign Currency

    The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date.

    Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a component of consolidated stockholders' equity and amounted to a loss of $542,000 and $867,000 for the three and six month periods ended June 30, 1999. There were no foreign currency translation gains or losses for the three and six month periods ended June 30, 1998.

    Additionally, the Company had a foreign currency exchange transaction gain of approximately $26,000 and a foreign currency exchange transaction loss of $37,000 for the three month period ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the Company had a foreign currency transaction gain of approximately $227,000 and a foreign currency transaction loss of $69,000 for the six months ended June 30, 1998.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


9.  Foreign Currency--(continued)

    Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10. Comprehensive Income

    The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of this standard did not have a material effect on the Company's financial statements, as the only element of comprehensive income related to the Company is the foreign currency translation adjustment which is presented separately on the balance sheet as required. If presented on the statement of operations for the three and six month periods ended June 30, 1999, comprehensive net loss would have increased the reported net loss by $542,000 and $1,554,000, respectively. There were no differences in net income and comprehensive net income for the three and six month periods ended June 30, 1998.

11. Investment in Image Technologies Corporation

    On May 29, 1997 the Company entered into an agreement to invest $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's $.01 par value redeemable convertible preferred stock, representing a 23% ownership interest in ITC. Under the terms of this agreement, the Company has also extended ITC a credit line, subject to an annual interest rate of 10%, of up to $2 million of senior debt, exchangeable for convertible preferred stock at the option of the Company and equivalent to up to an additional 20% ownership of ITC. As of June 30, 1999, ITC has borrowed $2 million under this agreement and owes the Company accrued interest of approximately $169,000. On December 30, 1998 and February 3, 1999, the Company entered into a revolving credit note agreement with ITC for an additional $50,000 and $100,000, respectively, under which ITC borrowed $38,043 and $100,000.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


11. Investment in Image Technologies Corporation--(continued)

    These notes accrue interest at 10% per annum, are subject to the same terms as the $2 million credit line agreement, and are payable in full at the option of the Company. In connection with the issuance of the $100,000 note, ITC granted a warrant to the Company to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share. On March 30, 1999, ITC entered into a finance agreement with a third party whereby the third party purchased 120,361 shares of ITC's common stock at $9.97 per share. The Company was issued an additional 39,151 shares of ITC Series A preferred stock in conjunction with this financing in order to maintain its 23% ownership interest in ITC. A portion of the proceeds from this financing was used to repay certain bridge financing, including approximately $38,000 borrowed from the Company in December 1998. The agreement provided for the issuance of additional shares of common stock to the third party and the Company if ITC does not reach certain milestones as set forth in the agreement. As a result, on June 30, 1999, both the third party and the Company received 894,110 shares and 267,072 shares of ITC common stock and Series A preferred stock, respectively. On August 6, 1999, ITC signed a letter of intent for a senior secured convertible note agreement with this same third party for $1.5 million. The Company also has the option to purchase the remaining 57% of ITC for $24.5 million, of which up to $7.84 million may be payable in cash. The option expired on May 29, 1999 and was extended to November 30, 1999 in accordance with the terms of the Company's agreement with ITC.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


12.  Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets consist of the following at:

                                                   June 30,       December 31,
                                                    1999            1998
                                               --------------  --------------
      Refundable and deferred income taxes         $1,316,297      $  753,749
      Value added tax receivable                      306,074         156,593
      Interest                                        448,453         754,850
      Equipment deposit                               154,070         543,327
      Advances to suppliers                                --         247,000
      Commissions                                     106,000         193,000
      Insurance                                       175,965         178,804
      Royalties                                       266,000              --
      Maintenance                                     119,000              --
      Promotional materials                           195,000              --
      Other prepaid expenses                          834,589         689,287
                                                   ----------      ----------
                                                   $3,921,448      $3,516,610
                                                   ==========      ==========


13.  Accrued Expenses

     Accrued expenses consist of the following at:

                                                  June 30,       December 31,
                                                   1999            1998
                                              --------------  ---------------
     Payroll and payroll related                  $1,577,951       $1,803,859
     Severance and relocation costs                  145,000               --
     Income taxes                                    966,225          275,600
     Sales taxes                                     229,000          753,000
     Professional fees                               159,841          566,776
     Inventory                                       715,818          493,059
     Royalties                                       371,038          265,331
     Interest                                        169,000          106,000
     Insurance                                        97,818          103,081
     Other accrued expenses                          616,628          852,794
                                                  ----------       ----------
                                                  $5,048,319       $5,219,500
                                                  ==========       ==========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


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

    The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. The Company operated in only one operating segment, core technologies products, during the three and six month periods ended June 30, 1998. Segment information is presented as follows:

NMT MEDICAL, INC. (FOMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

14.  Segment Reporting--(continued)

                                                            For the Three Months Ended             For the Six Months Ended
                                                                     June 30,                              June 30,
                                                             1999               1998                1999               1998
                                                             ----               ----                ----               ----
  Segment Revenues:
     Core technologies products                             $ 3,708,001         $3,374,137         $ 6,718,705         $6,752,774
     Neurosurgical products                                   8,556,328                 --          16,567,328                 --
                                                            -----------         ----------         -----------         ----------
           Total revenues                                   $12,264,329         $3,374,137         $23,286,033         $6,752,774
                                                            ===========         ==========         ===========         ==========

  Segment Interest Income:
     Core technologies products                             $   165,554         $  392,771         $   333,161         $  791,376
     Neurosurgical products                                          --                 --              17,000                 --
                                                            -----------         ----------         -----------         ----------
           Total                                            $   165,554         $  392,771         $   350,161         $  791,376
                                                            ===========         ==========         ===========         ==========

  Segment Interest Expense:
     Core technologies products                             $  (174,219)        $  (14,828)        $  (393,421)        $  (30,555)
     Neurosurgical products                                    (579,050)                --          (1,177,100)                --
                                                            -----------         ----------         -----------         ----------
           Total                                            $  (753,269)        $  (14,828)        $(1,570,521)        $  (30,555)
                                                            ===========         ==========         ===========         ==========

  Segment Income Tax Provision (Benefit):
     Core technologies products                             $   454,020         $  218,500         $   404,040         $  550,500
     Neurosurgical products                                    (411,720)                --            (437,440)                --
                                                            -----------         ----------         -----------         ----------
           Total                                            $    42,300         $  218,500         $   (33,400)        $  550,500
                                                            ===========         ==========         ===========         ==========
Segment Depreciation and Amortization:
     Core technologies products                               $ 324,470           $135,812         $   649,068           $267,806
     Neurosurgical products                                     305,757                 --             529,757                 --
                                                              ---------           --------         -----------           --------
           Total revenues                                     $ 630,227           $135,812         $ 1,178,825           $267,806
                                                              =========           ========         ===========           ========

Segment Equity in Net Loss of Investee:
     Core technologies products                               $(165,241)          $(93,337)        $  (299,550)          $(93,337)
     Neurosurgical products                                          --                 --                  --                 --
                                                              ---------           --------         -----------           --------
           Total                                              $(165,241)          $(93,337)        $  (299,550)          $(93,337)
                                                              =========           ========         ===========           ========

Segment Income (Loss):
     Core technologies products                               $(423,448)          $330,780         $(1,195,287)          $975,083
     Neurosurgical products                                     105,970                 --             342,940                 --
                                                              ---------           --------         -----------           --------
           Total                                              $(317,478)          $330,780         $  (852,347)          $975,083
                                                              =========           ========         ===========           ========

 Segment Expenditures for Long-Lived
      Assets:
     Core technologies products                               $   5,276           $ 46,832         $    15,261           $ 83,870
     Neurosurgical products                                     404,969                 --             657,593                 --
                                                              ---------           --------         -----------           --------
           Total                                              $ 410,245           $ 46,832         $   672,854           $ 83,870
                                                              =========           ========         ===========           ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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


RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared with three months ended June 30, 1998

Revenues. Revenues for the three months ended June 30, 1999 increased to $12.3 million from $3.4 million for the three months ended June 30, 1998. Product sales increased to $11.8 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998. The increase is primarily attributable to the Company's acquisition of the neurosurgical instruments business (ENI) of Elekta AB (PUBL), a Swedish corporation, on July 8, 1998. This acquisition was accounted for as a purchase and accordingly ENI's results of operations, including product revenues of $8.6 million for the three month period ended June 30, 1999 are included with those of the Company. Additionally, the Company had increased unit sales of CardioSEAL Septal Occluders and vena cava filters during the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. License fees for the three months ended June 30, 1999 amounted to $419,000 and consist of minimum quarterly royalty payments of $375,000 and cost-sharing payments from Boston Scientific of approximately $44,000. License fees for the three months ended June 30, 1998 amounted to $457,500 consisting of minimum quarterly royalty payments of $375,000 and cost-sharing payments from Boston Scientific of approximately $82,500.

Cost of Product Sales. Cost of product sales increased to $5.1 million for the three months ended June 30, 1999 from $1.1 million for the three months ended

June 30, 1998. The increase was primarily due to the Company's acquisition of ENI whereby ENI's cost of product sales of $3.8 million are included with those of the Company for the three months ended June 30, 1999. Additionally, the Company had increased unit sales of CardioSEAL Septal Occluders and vena cava filters during the three months ended June 30, 1999 as compared with the three months ended June 30, 1998. Cost of product sales, as a percent of product sales, increased to 43% for the three months ended June 30, 1999 from 38% for the three months ended June 30, 1998. This increase is due to the inclusion of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and CardioSEAL Septal Occluder partially offset by increased sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than does the vena cava filter.

Research and Development. Research and development expense increased to $1.3 million for the three months ended June 30, 1999 from $908,000 for the three months ended June 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI whereby ENI's research and development expenses of $294,000 are included with those of the Company for the three months ended June 30, 1999. Additionally, the increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO's) and increased activity in the Company's development programs for vena cava filters and other products under development.

General and Administrative. General and administrative expenses increased to $3.0 million for the three months ended June 30, 1999 from $666,000 for the three months ended June 30, 1998. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $1.9 million for the three months ended June 30, 1999 and the amortization of goodwill related to the acquisition of ENI.

Selling and Marketing. Selling and marketing expenses increased to $2.4 million for the three months ended June 30, 1999 from $404,000 for the three months ended June 30, 1998. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $2.3 million for the three months ended June 30, 1999 and increased marketing activities related to the CardioSEAL Septal Occluder in connection with the promotion of commercial sales that commenced in Europe and other international markets in June 1997.

Equity in Net Loss of Image Technologies Corporation. During the three months ended June 30, 1999 and 1998, the Company recorded $165,000 and $93,000, respectively as its equity in the net loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 11 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of June 30, 1999.

Interest Expense. Interest expense was $753,000 for the three months ended June 30, 1999 as compared to $15,000 for the three months ended June 30, 1998. The increase was primarily the result of the Company's acquisition of ENI for which the Company borrowed $20 million of subordinated debt which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $118,000 is included in the statement of operations for the three months ended June 30, 1999.

Interest Income. Interest income was $166,000 for the three months ended June 30, 1999 as compared to $393,000 for the three months ended June 30, 1998. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $13.0 million, plus approximately $3.1 million of acquisition costs.

Provision (Benefit) for Income Taxes. The Company had a provision for income taxes of $42,300 for the three months ended June 30, 1999 based on an operating income before nondeductible items and an estimated effective tax rate of approximately 40%. The Company had a provision for income taxes of $218,500 for the three months ended June 30, 1998 based on an operating income of $643,000 and an estimated effective tax rate of 34%.


Six months ended June 30, 1999 compared with six months ended June 30, 1998

Revenues. Revenues for the six months ended June 30, 1999 increased to $23.3 million from $6.8 million for the six months ended June 30, 1998. Product sales increased to $22.4 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's results of operations, including product revenues of $16.6 million, are included in those of the Company. Additionally, the Company had increased unit sales of CardioSEAL Septal Occluders and vena cava filters during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. License fees for the six months ended June 30, 1999 amounted to $869,000 and consist of minimum quarterly royalty payments of $750,000 and cost-sharing payments from Boston Scientific of approximately $119,000. License fees for the six months ended June 30, 1998 amounted to approximately $1.2 million and consist of minimum quarterly royalty payments of $750,000, milestone payments of $300,000 and cost-sharing payments from Boston Scientific of approximately $176,000.

Cost of Product Sales. Cost of product sales increased to $9.4 million for the six months ended June 30, 1999 from $2.1 million for the six months ended June 30, 1998 primarily due to the Company's acquisition of ENI on July 8, 1998 and accordingly $7.2 million of ENI's cost of product sales are included with those of the Company. Cost of product sales also increased due to increases in unit sales of CardioSEAL Septal Occluders and vena cava filters during the six months ended June 30, 1999 as compared with the six months ended June 30, 1998. Cost of product sales, as a percent of product sales, increased to 42% for the six months ended June 30, 1999 from 38% for the six months ended June 30, 1998. This increase is due to the inclusion of ENI's products which have a higher cost of product sales as a percent of sales than do the vena cava filter and CardioSEAL Septal Occluder partially offset by increased sales of the CardioSEAL Septal Occluder which has a lower cost of product sales as a percent of sales than does the vena cava filter.

Research and Development. Research and development expenses increased to $2.4 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's research and development expenses of $578,000 are included with those of the Company. Additionally, the increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO) and increased activity in the Company's development programs for vena cava filters and other products under development.

General and Administrative. General and administrative expenses increased to $5.9 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The increase is primarily attributable to the inclusion of ENI's general and administrative expenses of $3.7 million for the six months ended July 30, 1999 and the amortization of goodwill related to the acquisition of ENI. Additionally, the Company recorded $78,000 of expenses pertaining to the Company's negotiations related to noncompliance with and amendment to certain of its debt covenants as of March 31, 1999. The Company also recorded an additional $134,000 of expenses consisting of legal, accounting, and employee relocation costs.

Selling and Marketing. Selling and marketing expenses increased to $5.2 million for the six months ended June 30, 1999 from $725,000 for the six months ended June 30, 1998. The increase is primarily attributable to the inclusion of ENI's selling and marketing expenses of $4.3 million for the six months ended June 30, 1999 and increased marketing activities related to the CardioSEAL Septal Occluder in connection with the promotion of commercial sales that commenced in Europe and other international markets in June 1997. Additionally, the Company recorded $225,000 of expenses in conjunction with the termination and replacement of certain individuals in the sales and product management departments of the Company and for related legal and consulting costs.

Equity in Net Loss of Image Technologies Corporation. During the six months ended June 30, 1999 and 1998, the Company recorded $300,000 and $93,000, respectively, as its equity in the net loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 11 to the Notes to Consolidated Financial Statements in the accompanying financial statements as of June 30, 1999.

Interest Expense. Interest expense was $1.6 million for the six months ended June 30, 1999 as compared to $31,000 for the six months ended June 30, 1998.
The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998 for which the Company borrowed $20 million of subordinated debt which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $231,000 is included in the statement of operations for the six months ended June 30, 1999. In conjunction with the Company's renegotiation of its debt covenants as of March 31, 1999, the Company recorded $50,000 of interest expense related to the issuance of warrants to the holder of the note.

Interest Income. Interest income was $350,000 for the three months ended June 30, 1999 as compared to $791,000 for the three months ended June 30, 1998. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI with cash of $13.0 million, plus approximately $3.1 million of acquisition costs.

Provision (Benefit) for Income Taxes. The Company had a benefit for income taxes of $33,400 for the six months ended June 30, 1999, based on an operating loss before nondeductible items an estimated effective tax rate of 40%. For the six months ended June 30, 1998, the Company had a provision for income taxes of $550,500 based on an operating income of $1.6 million before nondeductible items and an estimated effective tax rate of 34%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and marketable securities equal to $7.6 million at June 30, 1999 as compared to $9.1 million at December 31, 1998. During the six months ended June 30, 1999, the Company's operations utilized cash of approximately $1.0 million which consists of approximately $1.2 million of cash generated by operations prior to approximately $2.1 million of noncash charges and before changes in working capital items. During the second quarter of 1999, the Company increased its focus on reducing levels of accounts receivables and inventories in an effort to generate increased cash flows from operations.

In July 1998, the Company financed a portion of the acquisition of ENI with $13 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note, which is secured by all of the assets of the Company, is due September 30,

2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain restrictive covenants relating to maintenance of certain ratios and cash levels. As of June 30, 1999, the Company was not in compliance with certain of the covenants contained in the subordinated note, as amended, and has not obtained a waiver of default from the subordinated noteholder. As a result, the Company has classified this subordinated note payable as a current liability on the accompanying balance sheet as of June 30, 1999. The Company is currently seeking to refinance this debt. Upon refinancing of this subordinated note payable, the Company anticipates that it will record a non-cash extraordinary loss on the early extinguishment of this subordinated note payable equal to the difference between the face value of the note and its carrying value. As of June 30, 1999, the discount from face value is approximately $2.8 million. There can be no assurance that the Company will be able to refinance this debt on acceptable terms. See Note 4 to the Notes to Consolidated Financial Statements in the accompanying financial statements as of June 30, 1999.

Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $673,000 for the six months ended June 30, 1999. The Company anticipates that it will spend approximately $1.5 million on purchases of property and equipment in 1999 consisting primarily in connection with the Company's implementation of new management information systems. See "Year 2000 Readiness".

As a result, the Company's depreciation and amortization expense increased to $1.2 million for the six months ended June 30, 1999 as compared with $268,000 for the six months ended June 30, 1998. The increase is also attributable to the acquisition of ENI, whose depreciation and amortization is approximately $306,000 for the six months ended June 30, 1999, as well as the amortization of goodwill resulting from the acquisition itself.

In May 1997, the Company acquired a 23 percent ownership interest in ITC for $2.3 million and incurred approximately $149,000 of expenses associated with the investment. ITC was a development stage Company in May 1997 and was focusing its efforts on developing certain early stage technologies. Due to the uncertainty regarding the realization of its investment, the Company charged the amount of the purchase price and related acquisition costs to operations during the year ended December 31,1997 as in-process research and development.

In connection with the Company's investment in ITC, the Company extended to ITC a credit line of up to $2.0 million of senior debt under a loan agreement (the "loan agreement") that bears interest at 10% per annum. The note is convertible into equity at the rate of one percent of ownership per $100,000 borrowed. During the second quarter of 1998, ITC began to make borrowings against this line in order to fund its operations and as of June 30, 1999 owes the Company $2.0 million, plus accrued interest of approximately $169,000. In addition, in December 1998 and February 1999 the Company amended its loan agreement with ITC to provide ITC with an additional $50,000 and $100,000, respectively, of financing under the same terms and conditions as the $2.0 million senior debt financing. In connection with the February 1999 amendment, ITC issued to the Company a warrant to purchase 10,030 shares of ITC's Series A Preferred Stock at an exercise price of $9.97 per share. As of June 30, 1999, ITC had outstanding borrowings of $100,000 under this facility. The Company has not recorded interest income on the note receivable from ITC because interest is not due until the earlier of (i) the closing of any debt or equity financing by ITC resulting in at lease $4.0 million in gross proceeds to ITC, (ii) the merger or consolidation, or other combination, of ITC into or with another corporation or the sale of all or substantially all of the assets of ITC or (iii) thirty months following November 30, 1999 or following the date upon which the Company exercises its option to purchase all of the outstanding capital stock of ITC. In addition, under the loan agreement, the payment of all interest will be waived if the Company exercises its option to convert its senior debt into additional equity. This option to convert expired May 29, 1999 but was extended until November 30, 1999 in accordance with the terms of the Company's agreement with ITC. The Company believes that the amount due from ITC will be collectible from ITC's future cash flows or from independent financing. During the three months ended June 30, 1999, the Company recorded $165,000 as its equity in the loss of ITC, and reduced the carrying value of the note receivable by such amount. The Company believes that the carrying value of the note, approximately $1.4 million as of June 30, 1999, is fully realizable. During the three and six month periods ended June 30, 1999, ITC generated approximately $184,000 and $400,000 of product revenues, respectively.

On March 30, 1999, ITC entered into an agreement for the issuance and sale of 120,361 shares of common stock at a purchase price of $9.97 per share to a third party. In connection with this issuance, ITC issued 39,159 shares of Series A redeemable convertible preferred stock to NMT in order for NMT to maintain its 23 percent ownership interest in ITC. A portion of the proceeds from this financing was used to repay certain bridge financing, including approximately $38,000 borrowed from the Company in December 1998, plus accrued interest thereon. The agreement provided for the issuance of additional shares of common stock to the purchaser if ITC does not reach certain milestones as set forth in the agreement. As a result, on June 30, 1999, both the Company and the third party were issued 267,072 shares and 894,110 shares of ITC Series A preferred stock and common stock, respectively. On August 6, 1999, ITC signed a letter of intent for a senior secured convertible note agreement with this same third party for $1.5 million.

As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France, as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations and amounted to a foreign currency transaction gain of $227,000 for the six months ended June 30, 1999 as compared with a foreign currency transaction loss of $69,000 for the six months ended June 30, 1998. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity. For the three and six month periods ended June 30, 1999. Cumulative foreign currency translation losses amounted to $542,000 and $867,000, respectively.

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

After the closing of the acquisition, the Company authorized the plan described above in August 1998, and committed to the implementation of a new ERP system for its NMT Neurosciences Division. The new systems are expected to be fully operational by the beginning of the fourth quarter of 1999 at a total project cost of $2.0 million, of which approximately $1.3 million will be for computer hardware and other capital expenditures. The Company anticipates financing the capital component above and expects to fund the remainder from operating cash flows.

While the Company currently does not have a contingency plan in the event a particular system is not Year 2000 compliant, such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Since the Company is completely replacing the systems at its Neurosciences Division with a commercially available and tested ERP product, it is believed that the project will proceed more efficiently than had the Company chosen to modify its existing systems. Currently, the project is 30 to 60 days behind schedule due to a delayed start. However, target dates have remained unchanged as the Company believes they continue to be realistic as the largest of the three major divisions of the Neurosciences Division has implemented and has been using its system successfully with the other two divisions to follow by the end of the third quarter and the beginning of the fourth quarter of 1999.

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

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their national currency unit and irrevocable established fixed conversion rates between their existing sovereign currencies and the euro. During the three year transition period between January 1, 1999 and January 1, 2002, the euro will be a "cashless" currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins will be introduced, and legacy currency banknotes and coins will be withdrawn from circulation. No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the legacy currency banknotes and coins will no longer be accepted as legal tender.

The Company, including its Neurosciences Division, conducts a substantial portion of its business within the member countries of the European Union, and accordingly its existing systems are generally capable of accommodating multiple currencies, including the euro. The new ERP system described above is designed to facilitate continued euro currency compliance.

The Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (2) the impact on currency exchange costs and currency exchange rate risk; and (3) the impact on existing contracts. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations and amounted to a foreign currency transaction gain of $227,000 for the six months ended June 30, 1999 as compared with a foreign currency transaction loss of $69,000 for the six months ended June 30, 1998.


Item 3.  Quantitive and Qualitative Disclosures About Market Risk.
         --------------------------------------------------------

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations and amounted to a foreign currency transaction gain of $227,000 for the six months ended June 30, 1999 as compared with a foreign currency transaction loss of $69,000 for the six months ended June 30, 1998. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity. For the three and six month periods ended June 30, 1999, cumulative foreign currency translation losses amounted to $542,000 and $867,000, respectively.

Part II -- Other Information
----------------------------

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     (c) Recent Sales of Unregistered Securities. On April 14, 1999, the Company
         ---------------------------------------
issued to Whitney Subordinated Debt Fund, L.P. ("WSDF") a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.41 per share. The warrant was issued pursuant to the terms of Waiver No. 1 to the Subordinated Note and Common Stock Purchase Agreement, dated as of July 8, 1998, by and among the Company, WSDF and, for certain purposes, J.H. Whitney & Co. The warrant was offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. No underwriters were engaged in connection with the issuance of the warrant.

     The warrant is exercisable at any time or from time to time on or after April 14, 1999 and expires on February 14, 2001. The warrant contains weighted-average anti-dilution price protection.

     (d)  Uses of Proceeds from Registered Securities.  There has been no change
          -------------------------------------------
to the information previously provided by the Company on its Quarterly Report on Form 10-Q for the period ended March 31, 1999, relating to securities sold by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     (a) Material Default with Respect to Indebtedness.  As of June 30, 1999,
         ---------------------------------------------
the Company was not in compliance with certain of the restrictive covenants contained in its subordinated note agreement. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, and Note 4 of Notes to the Company's Consolidated Financial Statements for the quarter ended June 30, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.  The 1999 Annual
          ---------------------------------------------------
Meeting of Stockholders of the Company was held on June 3, 1999 (the "Meeting"). Present at the Meeting in person or through representation by proxy were a total of 9,282,428 shares of Common Stock out of a total of 10,700,417 shares entitled to vote, thereby making a quorum. The following actions were taken at the Meeting:

     1. The election of seven members of the Board of Directors, each to serve for a one-year term; and

     2. The approval of the Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation, which changed the Company's name from Nitinol Medical Technologies, Inc. to NMT Medical, Inc.

     The results of the voting on each of the matters presented to the stockholders at the Meeting are set forth below:

                                        VOTES       VOTES         VOTES                         BROKER
                                         FOR       WITHHELD      AGAINST      ABSTENTIONS      NON-VOTES
1.  Election of Directors:

    Thomas M. Tully...............    9,268,178     14,250         N.A.           N.A.            N.A.

    Morris Simon, M.D.............    9,268,178     14,250         N.A.           N.A.            N.A.

    C. Leonard Gordon.............    9,268,178     14,250         N.A.           N.A.            N.A.

    Jeffrey F. Thompson...........    9,268,178     14,250         N.A.           N.A.            N.A.

    R. John Fletcher..............    9,268,178     14,250         N.A.           N.A.            N.A.

    Jeffrey R. Jay, M.D...........    9,207,461     79,467         N.A.           N.A.            N.A.

    Robert A. Van Tassel, M.D.....    9,268,178     14,250         N.A.           N.A.            N.A.

2.  Certificate of Amendment to
    to Company's Second
    Amended and Restated
    Certificate of Incorporation..    9,264,992      N.A.         3,586         13,850            N.A.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.
          --------

           3.1 Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999

           3.2 Certificate of Designation, as filed with the office of the Secretary of State of the State of Delaware on June 14, 1999

           4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated June 7, 1999

          10.1      Common Stock Purchase Warrant No. WSDF-4

          27.1      Financial Data Schedule


     (b)  Reports on Form 8-K.  On June 4, 1999, the Company filed a Form 8-K
          -------------------
(the "June 4 Form 8-K") with the Securities and Exchange Commission (the "Commission"), disclosing that on June 3, 1999, the Company's stockholders had approved a Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") which changed the Company's name to NMT Medical, Inc. A copy of the Company's June 3, 1999 press release regarding stockholder approval of the Certificate of Amendment was included as Exhibit 99.1 to the June 4 Form 8-K.

     On June 8, 1999, the Company filed a Form 8-K (the "June 8 Form 8-K") with the Commission, disclosing that on May 26, 1999, the Company's Board of Directors declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on June 10, 1999. The description and terms of the Rights are set forth in a Rights Agreement dated as of June 7, 1999 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent. Both the Rights Agreement and the Company's press release, dated May 27, 1999, announcing adoption of the Stockholder Rights Plan, were included as Exhibits 4.1 and 99.1, respectively, to the June 8 Form 8-K.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NMT MEDICAL, INC.



Date: August 16, 1999             By:  /s/ Thomas M. Tully
                                       --------------------------------
                                       Thomas M. Tully
                                       President and Chief Executive
                                       Officer


Date: August 16, 1999             By:  /s/ William J. Knight
                                       --------------------------------
                                       William J. Knight
                                       Vice President of Finance
                                       and Administration
                                       and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibits
--------

 3.1 Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999.

 3.2 Certificate of Designation, as filed with the office of the Secretary of State of the State of Delaware on June 14, 1999

 4.1 Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated June 7, 1999 (1)

10.1    Common Stock Purchase Warrant No. WSDF-4

27.1    Financial Data Schedule



  (1) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated June 7, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.