Form 10-Q
period 1999-09-30
NMT MEDICAL INC
filed 1999-11-15
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

   or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of   1934

     For the transition period from __________ to __________

                      Commission file number:  000-21001
                                               ---------

                               NMT Medical, Inc.
                               -----------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     95-4090463
           --------                                     ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

27 Wormwood Street, Boston, Massachusetts                    02210
-----------------------------------------                   --------
(Address of Principal Executive Offices)                   (Zip Code)

                                 617-737-0930
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     As of November 5, 1999, there were 10,783,278 shares of Common Stock, $.001 par value per share, outstanding.

                               NMT Medical, Inc.

                                     INDEX
                                     -----


                                                                     Page Number
                                                                     -----------
Part I.   Financial Information
          ---------------------
     Item 1.   Financial Statements.

               Consolidated Balance Sheets at September 30, 1999
               and December 31, 1998                                         3

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1999 and 1998 and for the
               Nine Months Ended September 30, 1999 and 1998                 4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998                      5

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                         17

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk.                                                 27


Part II.       Other Information
               -----------------

     Item 2.   Changes in Securities and Use of Proceeds.                   28

     Item 3.   Defaults Upon Senior Securities.                             28

     Item 6.   Exhibits and Reports on Form 8-K.                            28

Signatures                                                                  30


Part I -- Financial Information
Item 1.   Financial Statements

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                          Consolidated Balance Sheets


                                                                                            At                At
                                                                                        September 30,    December 31,
                                                                                           1999             1998
                                                                                      -------------------------------
                                                                                       (Unaudited)
                     Assets
Current assets:
                 Cash and cash equivalents                                             $  1,259,924     $  4,007,014
                 Marketable securities                                                            -        5,113,537
                 Accounts receivable, net of allowances for doubtful accounts of $994,000 and $946,000 as of September 30, 1999 and
                     December 31, 1998, respectively                                     11,247,350       11,785,861
                 Inventories                                                             11,158,237       10,848,432
                 Prepaid expenses and other current assets                                3,779,848        3,516,610
                                                                                      -------------------------------
                                 Total current assets                                    27,445,359       35,271,454
                                                                                      -------------------------------

Property, plant and equipment, at cost:
                 Land and Buildings                                                       4,650,000        4,650,000
                 Laboratory and computer equipment                                        2,848,715        2,621,211
                 Office furniture and equipment                                           2,888,146        2,299,589
                 Leasehold improvements                                                   4,222,856        4,429,235
                 Equipment under capital lease                                            1,322,982        1,144,982
                                                                                      -------------------------------
                                                                                         15,932,699       15,145,017
                 Less- Accumulated depreciation and amortization                          3,219,373        1,961,869
                                                                                      -------------------------------
                                                                                         12,713,326       13,183,148
                                                                                      -------------------------------

Long-term investments in marketable securities                                                    -        1,009,401

Notes receivable from Image Technologies Corporation                                              -        1,600,898

Goodwill and other intangible assets, net                                                13,038,833       13,478,010

Other assets                                                                              1,188,851        1,640,218
                                                                                      -------------------------------
                                                                                       $ 54,386,369     $ 66,183,129
                                                                                      ===============================

                 Liabilities and Stockholders' Equity
Current Liabilities:
                 Accounts payable                                                      $  4,820,286     $  6,619,190
                 Accrued expenses                                                         5,785,359        5,219,500
                 Current portion of debt obligations                                        445,787          386,248
                                                                                      -------------------------------
                                 Total current liabilities                               11,051,432       12,224,938
                                                                                      -------------------------------

Long-term debt obligations, net of current portion                                       13,411,597       17,798,743
Deferred tax liability                                                                    1,917,708        1,990,808

Stockholders' equity
     Preferred stock, $.001 par value-
                 Authorized-3,000,000 shares
                 Issued and outstanding-none                                                      -                -
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-10,769,239 and 10,680,117 shares
                 at September 30, 1999 and December 31,1998, respectively                    10,770           10,681
      Addditional paid-in capital                                                        41,184,487       40,999,277
      Cumulative translation adjustment                                                    (139,000)         687,000
      Accumulated deficit                                                               (13,050,625)      (7,528,318)
                                                                                      -------------------------------
                       Total stockholders' equity                                        28,005,632       34,168,640
                                                                                      -------------------------------
                                                                                       $ 54,386,369     $ 66,183,129
                                                                                      ===============================


 The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                     Consolidated Statements of Operations
                                   (Unaudited)



                                                                For the Three Months Ended        For the Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  1999            1998              1999             1998
                                                              -----------------------------     ------------------------------
Revenues:
     Product sales                                            $ 11,948,630    $ 11,920,173      $ 34,365,725     $ 17,445,695
     License fees                                                  777,000         296,558         1,645,938        1,523,810
                                                              -----------------------------     ------------------------------
                                                                12,725,630      12,216,731        36,011,663       18,969,505
                                                              -----------------------------     ------------------------------
Expenses:
     Cost of product sales                                       4,899,845       5,024,891        14,253,660        7,139,029
     Research and development                                    1,375,464       1,120,353         3,789,134        2,792,718
     General and administrative                                  3,167,872       2,234,606         9,053,233        3,547,956
     Selling and marketing                                       2,853,700       2,748,310         8,079,768        3,473,668
     In-process research and development                                 -       4,710,000                 -        4,710,000
     Merger and integration                                              -         687,242                 -          687,242
     Write down of notes receivable from Image
        Technologies Corporation                                 1,364,369               -         1,364,369                -
                                                              -----------------------------     ------------------------------
                                                                13,661,250      16,525,402        36,540,164       22,350,613
                                                              -----------------------------     ------------------------------
                 Income (loss) from operations                    (935,620)     (4,308,671)         (528,501)      (3,381,108)
                                                              -----------------------------     ------------------------------

Equity in net loss of Image Technologies Corporation              (188,979)       (154,614)         (488,529)        (247,951)
Currency transaction gain (loss)                                  (220,902)        (18,939)            6,142          (88,403)
Interest expense                                                  (687,193)       (658,973)       (2,257,714)        (689,528)
Interest income                                                    108,462         155,109           458,623          946,485
                                                              -----------------------------     ------------------------------
                                                                  (988,612)       (677,417)       (2,281,478)         (79,397)
                                                              -----------------------------     ------------------------------

                 Loss before provision (benefit)
                    for income taxes                            (1,924,232)     (4,986,088)       (2,809,979)      (3,460,505)

Provision (benefit) for income taxes                               127,300         (38,313)           93,900          512,187
                                                              -----------------------------     ------------------------------

                 Loss before extraordinary loss
                    on early extinguishment of  debt            (2,051,532)     (4,947,775)       (2,903,879)      (3,972,692)

Extraordinary loss on early extinguishment of debt              (2,618,428)              -        (2,618,428)               -
                                                              -----------------------------     ------------------------------

     Net loss                                                 $ (4,669,960)   $ (4,947,775)      $(5,522,307)     $(3,972,692)
                                                              =============================     ==============================

Basic and diluted loss per common share before
     extraordinary loss on early extinguishment of debt       $      (0.19)   $      (0.47)      $     (0.27)     $     (0.40)
                                                              =============================     ==============================

Basic and diluted loss per common share for
     extraordinary loss on early extinguishment of debt       $      (0.24)   $          -       $     (0.24)     $         -
                                                              =============================     ==============================

Basic and diluted net loss per common share                   $      (0.43)   $      (0.47)      $     (0.52)     $     (0.40)
                                                              =============================     ==============================

Basic and diluted weighted average common shares
                   outstanding                                  10,769,239      10,464,675        10,710,234       10,041,041
                                                              =============================     ==============================


 The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                    For the Nine Months Ended
                                                                                                          September 30,
                                                                                                      1999              1998
                                                                                             -----------------------------------
Cash flows from operating activities:
     Net loss                                                                                     $(5,522,307)       (3,972,692)
     Adjustments to reconcile net loss to net cash
     used in operating activities-
                 In-process research and development                                                        -         4,710,000
                 Acceleration of stock options                                                              -            11,679
                 Equity in net loss of Image Technologies Corporation                                 488,259           247,951
                 Write down of notes receivable from
                   Image Technologies Corporation                                                   1,364,369                 -
                 Depreciation and amortization                                                      1,777,615           780,872
                 Deferred tax benefit                                                                (390,000)                -
                 Noncash tax provision                                                                330,000                 -
                 Noncash interest expense                                                             504,722           178,785
                 Noncash interest expense related to early extinguishment of debt                   2,358,940
                 Increase (decrease) in accounts receivables reserves                                (489,109)                -
                 Changes in assets and liabilities-                                                                           -
                                Accounts receivable                                                 1,808,866        (8,663,892)
                                Inventories                                                          (408,567)          416,260
                                Prepaid expenses and other current assets                             (52,386)       (1,193,929)
                                Accounts payable                                                   (2,626,422)        6,078,947
                                Accrued expenses                                                      652,857           274,004
                                Deferred revenue                                                            -          (300,000)
                                                                                             -----------------------------------
                                    Net cash used in operating activities                            (202,893)       (1,432,015)
                                                                                             -----------------------------------

Cash flows from investing activities:
     Maturities of marketable securities                                                            6,135,921        14,920,848
     Purchases of property, plant and equipment                                                    (1,204,157)         (551,004)
     Increase in investment in Image Technologies Corporation, net                                    (62,000)       (1,247,800)
     Increase in other assets                                                                        (540,032)         (971,871)
     Acquisition of Elekta Neurosurgical Instruments, net of cash acquired                                  -       (33,193,714)
                                                                                             -----------------------------------
                                    Net cash provided by (used in) investing activities             4,329,732       (21,043,541)
                                                                                             -----------------------------------

Cash flows from financing activities:
     Payments of capital lease obligations                                                           (162,435)         (135,454)
     Proceeds from issuance of common stock                                                           135,299         4,178,492
     Payments of senior debt                                                                         (132,000)          (17,592)
     (Payments of) borrowings under subordinated debt, net                                        (14,000,000)       16,744,999
     Borrowings under senior secured debt, net                                                      7,504,881                 -
                                                                                             -----------------------------------
                                    Net cash provided by (used in) financing activities            (6,654,255)       20,770,445
                                                                                             -----------------------------------

Effect of exchange rate changes on cash                                                              (219,674)          267,032
                                                                                             -----------------------------------

Net decrease in cash and cash equivalents                                                          (2,747,090)       (1,438,079)
Cash and cash equivalents, beginning of period                                                      4,007,014         5,561,445
                                                                                             -----------------------------------
Cash and cash equivalents, end of period                                                          $ 1,259,924       $ 4,123,366
                                                                                             ===================================
Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                         $ 1,705,955       $   689,528
                                                                                             ===================================
                 Taxes                                                                            $   121,148       $   528,324
                                                                                             ===================================

Noncash investing and financing activities:
     Issuance of warrants in connection with debt waiver                                          $    50,000       $         -
                                                                                             ===================================
     Equipment under capital lease obligation                                                     $    22,988       $    58,538
                                                                                             ===================================
     Acquisition of Elekta Neurosurgical Instruments:
                 Fair value of assets acquired                                                              -        32,691,000
                 Goodwill and intangible assets                                                             -        10,081,714
                 In-process research and development                                                        -         4,710,000
                 Liabilities assumed                                                                        -       (12,096,000)
                 Cash acquired                                                                              -        (2,193,000)
                                                                                             -----------------------------------
                                                                                                            -        33,193,714
                                                                                             ===================================

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations

     NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is in the clinical trials stage in the U.S. and is sold commercially in the U.S. for certain humanitarian uses only, and in Europe and other international markets. As a result of the Company's acquisition on July 8, 1998 of Elekta Neurosurgical Instruments (ENI), the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation (Elekta AB), which the Company operates through its NMT Neurosciences division, the Company develops, manufactures, markets, and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

     As of September 30, 1999, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement discussed in Note 4. The Company negotiated a waiver of default with each of these debtholders.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of September 30, 1999 and for the three and nine month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on April 15, 1999, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.   Interim Financial Statements--(continued)

     The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the fiscal year ending December 31, 1999.

3.   Acquisition of Elekta Neurosurgical Instruments

     On July 8, 1998, the Company acquired ENI and financed this transaction with $13 million of the Company's cash, plus acquisition costs of $3.1 million, and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company (see Note 4).

     The following table presents selected unaudited financial information of the Company and the neurosurgical division of Elekta AB, assuming the companies combined on January 1, 1998. The unaudited pro forma results are not necessarily indicative of either the actual results that would have occurred had the acquisition been consummated on January 1, 1998, or of future results:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,              1999                   1998
                                             ---------------------  --------------------
                                                   (Actual)             (Pro forma)
     Net revenues                                     $36,011,663           $35,789,000
                                                      ===========           ===========
     Net loss                                         $(5,522,307)          $(6,843,000)
                                                      ===========           ===========
     Basic and diluted weighted
          average shares outstanding                   10,710,234            10,716,041
                                                      ===========           ===========
     Basic and diluted net loss per share             $      (.52)          $      (.64)
                                                      ===========           ===========

4.   Debt

     (a)  Subordinated Note Payable

     The Company financed a significant portion of the acquisition of ENI (see
     Note 3) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.   Debt

     (a)  Subordinated Note Payable--(continued)

     On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (See Note 4(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. As of September 30, 1999, the Company was not in compliance with certain of the debt covenants of the subordinated note and has obtained a waiver of default from the holder of the note. In conjunction with this transaction, the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the accompanying statement of operations which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable.

     (b)  Senior Secured Debt

     On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (See Note 4(a)). The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of September 30, 1999, the Company had outstanding borrowings of $7.5 million under this facility. As of September 30, 1999, the Company was not in compliance with certain of the debt covenants of the secured debt facility and has obtained a waiver of default from the bank.

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

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities as held-to-maturity and available-for-sale and its long-term investments in marketable securities as held-to-maturity. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. There were no unrealized gains or losses for the three and nine month periods ended September 30, 1999 and 1998.

     Cash and cash equivalents, which are carried at cost and approximate market value, consist of the following at:

                               September  30,          December 31,
                                    1999                   1998
                               --------------          ------------
     Cash                          $1,259,924            $3,995,112
     Cash equivalents--
        Money market                       --                11,902
                                   ----------            ----------
                                   $1,259,924            $4,007,014
                                   ==========            ==========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6. Cash and Cash Equivalents, Marketable Securities, and Long-Term Investments in Marketable Securities--(continued)

     Marketable securities, with a weighted average maturity of approximately 7 1/2 months at December 31, 1998 are carried at cost which approximates market value and consist of the following at:

                                         September 30,           December 31,
                                              1999                  1998
                                         -------------           ------------
  Held-to-maturity--
          Eurodollar bonds                       $  --            $3,310,627
          Medium-term notes                         --               500,847
          Corporate debt securities                 --               502,063
                                           -----------            ----------
                                                    --             4,313,537
  Available-for-sale--
          Taxable auction securities                --               800,000
                                           -----------            ----------
                                                 $  --            $5,113,537
                                           ===========            ==========

     There were no realized gains or losses on the sale of available-for-sale securities during the three and nine month periods ended September 30, 1999 and 1998.

     Long-term investments, with a weighted average maturity of approximately 15 months at December 31, 1998, are carried at cost which approximates market value. As of December 31, 1998, the amount of long-term investments was $1,009,401 and consisted of medium-term notes. The Company held no long-term investments as of September 30, 1999.

     In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments are included in prepaid expenses and other current assets and in other assets in the accompanying balance sheets at:

                                     SEPTEMBER 30,             DECEMBER 31,
                                         1999                      1998
                                     -------------             ------------
  Short-term interest receivable          $  --                  $117,687
  Long-term interest receivable              --                    12,985
                                          -----                  --------
                                          $  --                  $130,672
                                          =====                  ========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                         SEPTEMBER 30,  DECEMBER 31,
                             1999           1998
                         -------------  ------------

       Components          $ 3,550,697   $ 3,117,848
       Finished Goods        7,607,540     7,730,584
                           -----------   -----------
                           $11,158,237   $10,848,432
                           ===========   ===========

8.   Net Loss per Common and Common Equivalent Share

     The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

     Diluted loss per share is the same as basic loss per share for the three and nine month periods ended September 30, 1999 as the effects of the Company's potential common stock (294,154 shares and 449,385 shares for the three and nine month periods ended September 30, 1999, respectively) are antidilutive.

9.   Foreign Currency

     The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a component of consolidated stockholders' equity and amounted to a gain of $728,000 and a loss of $139,000 for the three and nine month periods ended September 30, 1999, respectively. For the three and nine month periods ended September 30, 1998, the Company had a cumulative foreign currency translation gain of $669,000. Additionally, the Company had a foreign currency exchange transaction loss of approximately $221,000 and $19,000 for the three month periods ended September 30, 1999 and 1998, respectively.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


 9.  Foreign Currency--(continued)

     For the nine months ended September 30, 1999, the Company had a foreign currency transaction gain of approximately $6,000 and a foreign currency transaction loss of $88,000 for the nine months ended September 30, 1998. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10.  Comprehensive Income

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of this standard did not have a material effect on the Company's financial statements, as the only element of comprehensive income related to the Company is the foreign currency translation adjustment which is presented separately on the balance sheet as required. If presented on the statement of operations, comprehensive net gain would have decreased the reported net loss by $728,000 and $669,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine month periods ended September 30, 1999, the comprehensive net loss would have increased the reported net loss by $826,000 and decreased the reported net loss by $669,000 for the nine months ended September 30, 1998.

11.  Investment in Image Technologies Corporation

     In May 1997, the Company invested $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's redeemable convertible Series A preferred stock, $.01 par value per share, which represented a 23% ownership interest in ITC. During the three and nine months ended September 30, 1999, the Company recorded $189,000 and $489,000 as its equity in the net loss of ITC. Under the terms of this agreement, the Company also extended to ITC a $2 million senior credit line that bears interest at 10% per annum, payable quarterly beginning March 31, 2001. This $2 million senior note is secured by substantially all of the assets of ITC. The principal amount of the note is convertible at the option of the Company into additional shares of ITC Series A preferred stock at a price per share of $2.54 at any time before January 1, 2001, and, if converted, any interest accrued as of such date shall be forgiven. If not converted, the note is payable on December 31, 2002, but may be prepaid in whole or in part by ITC without penalty after December 31, 2000.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.  Investment in Image Technologies Corporation--(continued)

     On December 30, 1998 and February 3, 1999, the Company amended its revolving credit note agreement with ITC to provide for additional borrowings of $50,000 and $100,000, respectively, under which ITC borrowed $38,043 and $100,000. Borrowings under the $50,000 note were repaid in April 1999. The $100,000 note accrues interest at 10% per annum and is generally subject to the same terms as the $2 million credit line agreement, except that it is convertible into additional shares of ITC Series A preferred stock at a price per share of $9.97. As of September 30, 1999, ITC has borrowed $2.1 million under these agreements and owes the Company accrued interest of $226,000. In connection with the issuance of the $100,000 note, ITC granted a warrant to the Company to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share.

     On March 30, 1999, ITC entered into a finance agreement with a third party whereby the third party purchased 120,361 shares of ITC's common stock at $9.97 per share. In connection with this financing, ITC issued to the Company an additional 39,159 shares of ITC Series A preferred stock. A portion of the proceeds from this financing was used to repay certain bridge financing, including approximately $38,000 borrowed from the Company in December 1998. The agreement provides for the issuance of additional shares of common stock to the third party and the Company if ITC does not achieve certain milestones as set forth in the agreement. As a result, on June 30, 1999, ITC issued to the third party 471,414 shares of ITC common stock and to the Company 267,072 shares of ITC Series A preferred stock.

     On August 27, 1999, ITC entered into two senior secured convertible note agreements with this same third party for $1.5 million and $500,000 respectively (the "Series A Note" and the "Series B Note," respectively). The Series A Note and Series B Note are secured by substantially all of the assets of ITC and accrue interest at 10% per annum which is payable quarterly beginning March 31, 2001. These notes mature on December 31, 2002 but may be prepaid without penalty on or after December 31, 2000. Prior to December 31, 2000, the Series A Note is convertible, at the option of the lender into shares of ITC common stock at a rate of $1.25 per share. The Series B Note also has a similar conversion feature at a rate to be determined in accordance with the note agreement but not less than $1.00 per share. As of September 30, 1999, ITC has borrowed $1.5 million under the Series A Note agreement. In connection with this financing, ITC issued to the Company an additional 753,540 shares of ITC Series A preferred stock.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.  Investment in Image Technologies Corporation--(continued)

     As of September 30, 1999, the Company performed a detailed review of the ITC operations. Based upon this review and discussion with ITC's management and investors, the Company determined that there was a significant risk that its notes receivable would be repaid by ITC. The review and discussions indicated that at September 30, 1999, ITC had insufficient cash resources to fund its operations, that product revenue had declined in the third quarter of 1999 and was far below planned levels and that future financing would possibly by dilutive to the Company's equity position and may contain a security interest senior to the Company's notes receivable. Accordingly, the Company charged the $1.4 million carrying value of the notes receivable and related costs of $190,000 to operations in the third quarter of 1999.

12.  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following at:

                                         September 30,   December 31,
                                             1999          1998
                                         -------------   ------------
      Refundable and deferred income       $1,343,297      $  753,749
       taxes
      Other prepaid expenses                2,436,551       2,762,861
                                           ----------      ----------
                                           $3,779,848      $3,516,610
                                           ==========      ==========

13.  Accrued Expenses

  Accrued expenses consist of the following at:

                                         SEPTEMBER 30,   DECEMBER 31,
                                             1999            1998
                                        -------------    ------------
     Payroll and payroll related           $1,431,122      $1,803,859
     Income taxes                           1,268,294         275,600
     Inventory                                726,659         493,059
     Other accrued expenses                 2,359,284       2,646,982
                                           ----------      ----------
                                           $5,785,359      $5,219,500
                                           ==========      ==========

NMT Medical, Inc. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


14.  Segment Reporting

     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the core technologies segment includes minimally-invasive medical devices that were the Company's primary products prior to its acquisition of ENI, while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI). The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

NMT Medical, Inc. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                            FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                             1999               1998                1999               1998
                                                       -----------------  -----------------  ------------------  -----------------
  Segment Revenues:
     Core technologies products                             $ 4,035,630        $ 3,238,731         $10,754,335        $ 9,991,505
     Neurosurgical products                                   8,690,000          8,978,000          25,257,328          8,978,000
                                                            -----------        -----------         -----------        -----------
           Total revenues                                   $12,725,630        $12,216,731         $36,011,663        $18,969,505
                                                            ===========        ===========         ===========        ===========

  Segment Interest Income:
     Core technologies products                             $   108,462        $   155,109         $   441,623        $   946,485
     Neurosurgical products                                          --                 --              17,000                 --
                                                            -----------        -----------         -----------        -----------
           Total                                            $   108,462        $   155,109         $   458,623        $   946,485
                                                            ===========        ===========         ===========        ===========

  Segment Interest Expense:
     Core technologies products                             $  (171,855)       $  (193,205)        $  (565,276)       $  (223,760)
     Neurosurgical products                                    (515,338)          (465,768)         (1,692,438)          (465,768)
                                                            -----------        -----------         -----------        -----------
           Total                                            $  (687,193)       $  (658,973)        $(2,257,714)       $  (689,528)
                                                            ===========        ===========         ===========        ===========

  Segment Income Tax Provision (Benefit):
     Core technologies products                             $   147,735        $  (459,370)        $   491,775        $    91,130
     Neurosurgical products                                     (20,435)           421,057            (397,875)           421,057
                                                            -----------        -----------         -----------        -----------
           Total                                            $   127,300        $   (38,313)        $    93,900        $   512,187
                                                            ===========        ===========         ===========        ===========

Segment Depreciation and Amortization:
     Core technologies products                             $   341,383        $   260,573         $   990,451        $   528,379
     Neurosurgical products                                     257,407            252,493             787,164            252,493
                                                            -----------        -----------         -----------        -----------
           Total                                            $   598,790        $   513,066         $ 1,777,615        $   780,872
                                                            ===========        ===========         ===========        ===========

Segment Equity in Net Loss of Investee:
     Core technologies products                             $(1,553,348)       $  (154,614)        $(1,852,898)       $  (247,951)
     Neurosurgical products                                          --                 --                  --                 --
                                                            -----------        -----------         -----------        -----------
           Total                                            $(1,553,348)       $  (154,614)        $(1,852,898)       $  (247,951)
                                                            ===========        ===========         ===========        ===========

Segment Income (Loss):
     Core technologies products                             $(4,722,357)       $(5,396,314)        $(5,970,846)       $(4,421,232)
     Neurosurgical products                                      52,397            448,539             448,539            448,540
                                                            -----------        -----------         -----------        -----------
           Total                                            $(4,669,960)       $(4,947,775)        $(5,522,307)       $(3,972,692)
                                                            ===========        ===========         ===========        ===========

 Segment Expenditures for Long-Lived
      Assets:
     Core technologies products                             $    63,433        $    54,243         $   101,682        $    83,870
     Neurosurgical products                                     467,870            467,134           1,102,475            467,134
                                                            -----------        -----------         -----------        -----------
           Total                                            $   531,303        $   521,377         $ 1,204,157        $   551,004
                                                            ===========        ===========         ===========        ===========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Annual Report on Form 10-K as of December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared with three months ended September 30, 1998

Revenues. Revenues for the three months ended September 30, 1999 increased to $12.7 million from $12.2 million for the three months ended September 30, 1998. Product sales remained constant at $11.9 million for the three months ended September 30, 1999 and 1998. The Company had increased unit sales of the CardioSEAL Septal Occluder and the vena cava filter which partially offset a decrease in the Company's neurosurgical products revenue during the three months ended September 30, 1999 as compared with the three months ended September 30, 1998. License fees for the three months ended September 30, 1999 amounted to $777,000 and consist of minimum quarterly royalty payments of $375,000 and cost-sharing payments from Boston Scientific of $50,000 and a patent license payment from Johnson & Johnson for $352,000. License fees for the three months ended September 30, 1998 amounted to $297,000 consisting of minimum quarterly royalty payments of $199,000 and cost-sharing payments from Boston Scientific of approximately $98,000.

Cost of Product Sales. Cost of product sales decreased to $4.9 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998. The decrease was primarily due to the Company's increased sales of the CardioSEAL Septal Occluder and the vena cava filter which have a lower cost of product sales as a percent of sales than do the Company's neurosurgical products, and as a result, cost of product sales, as a percent of product sales, decreased to 41% for the three months ended September 30, 1999 from 42% for the three months ended September 30, 1998.

Research and Development. Research and development expense increased to $1.4 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. The increase is primarily attributable to increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for more recent clinical trials related to fenestrated Fontan procedures (FEF's), and ventricular septal defects (VSD's) for which the Company received Food and Drug Administration (FDA) approval during the three months ended September 30, 1999. In addition, the Company has had increased activity in the Company's development programs for vena cava filters, including CE Mark approval for its removable vena cava filter in September 1999, and for other products under development.

General and Administrative. General and administrative expenses increased to $3.2 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. The increase is primarily attributable to increased professional fees and travel expenses related to supporting the operations of the Company's neurosurgical division, which was acquired on July 8, 1998.

Selling and Marketing. Selling and marketing expenses increased to $2.9 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. The increase is primarily attributable to an increase in the allowance for doubtful accounts as the Company continues to focus its efforts on better collections of its accounts receivable and providing reserves for those accounts that may become uncollectible.

In-Process Research and Development. For the three months ended September 30, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI on July 8, 1998. See Note 3 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000 ($680,000, $888,000, and $383,000 in
1998, 1999, and 2000, respectively). These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Merger and Integration Expense. As a result of the acquisition of ENI on July 8, 1998, the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration expenses of $687,000 in the quarter ended September 30, 1998.

Write Down of Notes Receivable from Image Technologies Corporation. As of September 30, 1999, the Company performed a detailed review of the ITC operations. Based upon this review and discussion with ITC's management and investors, the Company determined that there was a significant risk that its notes receivable would be repaid by ITC. The review and discussions indicated that at September 30, 1999, ITC had insufficient cash resources to fund its operations, that product revenue had declined in the third quarter of 1999 and was far below planned levels and that future financing would possibly be dilutive to the Company's equity position and may contain a security interest senior to the Company's notes receivable. Accordingly, the Company charged the $1.4 million carrying value of the notes receivable and related costs of $190,000 to operations in the third quarter of 1999.

Equity in Net Loss of Image Technologies Corporation. During the three months ended September 30, 1999 and 1998, the Company recorded $189,000 and $155,000, respectively as its equity in the net loss of ITC. The carrying value of the note receivable from ITC has been reduced by these amounts.

Interest Expense. Interest expense was $687,000 for the three months ended September 30, 1999 as compared to $659,000 for the three months ended September 30, 1998. The slight increase was primarily the result of the Company refinancing its subordinated debt with an affiliate of a significant stockholder of the Company on September 13, 1999. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999.

Interest Income. Interest income was $108,000 for the three months ended September 30, 1999 as compared to $155,000 for the three months ended September 30, 1998. The decrease was due to the Company's liquidation of its marketable securities and long term investments in marketable securities in order to partly reduce its subordinated debt with an affiliate of a significant stockholder of the Company. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999.

Extraordinary Loss on Early Extinguishment of Debt. In connection with the $14 million reduction in September 1999 of its $20 million subordinated note payable to an affiliate of a significant stockholder of the Company (see Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999), the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the statement of operations for the three months ended September 30, 1999 which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable.

Provision (Benefit) for Income Taxes. The Company had a provision for income taxes of $127,000 for the three months ended September 30, 1999 based on an operating income in Europe before nondeductible items and an estimated effective tax rate of approximately 40%. The Company did not record a benefit for the net operating loss generated in the United States for the three months ended September 30, 1999. For the three months ended September 30, 1998 the Company had a benefit for income taxes of $38,000 based on an operating loss before nondeductible items and an estimated effective tax rate of approximately 40%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Revenues for the nine months ended September 30, 1999 increased to $36.0 million from $19.0 million for the nine months ended September 30, 1998. Product sales increased to $34.4 million for the nine months ended September 30, 1999 from $17.4 million for the nine months ended September 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's product revenues of $25.3 million for the nine months ended September 30, 1999 represent nine months of activity as compared with $9.0 million which represents less than three months of activity during the nine month period ended September 30, 1998. Additionally, the Company had increased unit sales of the CardioSEAL Septal Occluder and vena cava filter during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. License fees for the nine months ended September 30, 1999 amounted to approximately $1.6 million and consist of minimum quarterly royalty payments of $1.1 million and cost-sharing payments from Boston Scientific of approximately $169,000 and a patent license payment from Johnson & Johnson of $352,000. License fees for the nine months ended September 30, 1998 amounted to approximately $1.5 million and consist of minimum quarterly royalty payments of $1.1 million, milestone payments of $300,000 and cost-sharing payments from Boston Scientific of approximately $99,000.

Cost of Product Sales. Cost of product sales increased to $14.3 million for the nine months ended September 30, 1999 from $7.1 million for the nine months ended September 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's cost of sales of $10.6 million for the nine months ended September 30, 1999 represents nine months of activity as compared with $3.9 million which represents less than three months of activity during the nine month period ended September 30, 1998. Additionally, the Company had increased unit sales of the CardioSEAL Septal Occluder and vena cava filter during the nine months ended September 30, 1999 as compared with the nine months ended September 30, 1998. Cost of product sales, as a percent of product sales, increased slightly from 41% to 42% for the nine months ended September 30, 1999 and 1998 as a result of increased sales of the CardioSEAL Septal Occluder and the vena cava filter which have a lower cost of product sales as a percent of sales than do the Company's neurosurgical products offset by the inclusion of sales of the neurosurgical products during the nine month periods ended September 30, 1999 and 1998.

Research and Development. Research and development expenses increased to $3.8 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's research and development expenses of $859,000 for the nine months ended September 30, 1999 represents nine months of activity as compared with $231,000 which represents less than three months of activity during the nine month period ended September 30, 1998.

Additionally, the Company had increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for more recent clinical trials related to FEF's, and VSD's for which the Company received FDA approval during the three months ended September 30, 1999. In addition, the Company has had increased activity in the Company's development programs for vena cava filters, including CE Mark approval for its removable vena cava filter in September 1999, and for other products under development.

General and Administrative. General and administrative expenses increased to $9.1 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's general and administrative expenses of $5.7 million for the nine months ended September 30, 1999 represents nine months of activity as compared with $1.5 million which represents less than three months of activity during the nine month period ended September 30, 1998. In connection with this acquisition, general and administrative expenses include goodwill amortization of $485,000 and $110,000 for the nine months ended September 30, 1999 and 1998, respectively. Additionally, the Company had increased professional fees and travel expenses related to supporting the operations of the Company's neurosurgical division.

Selling and Marketing. Selling and marketing expenses increased to $8.1 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. The increase is primarily attributable to the Company's acquisition of ENI on July 8, 1998 and accordingly ENI's selling and marketing expenses of $6.6 million for the nine months ended September 30, 1999 represents nine months of activity as compared with $2.1 million which represents less than three months of activity during the nine month period ended September 30, 1998.

In-Process Research and Development. For the nine months ended September 30, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI on July 8, 1998. See Note 3 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately $2.0 million through 2000 ($680,000, $888,000, and $383,000 in
1998, 1999, and 2000, respectively). These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Merger and Integration Expense. As a result of the acquisition of ENI on July 8, 1998, the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration expenses of $687,000 in the quarter ended September 30, 1998.

Write Down of Notes Receivable from Image Technologies Corporation. As of September 30, 1999, the Company performed a detailed review of the ITC operations. Based upon this review and discussion with ITC's management and investors, the Company determined that there was a significant risk that its notes receivable would be repaid by ITC. The review and discussions indicated that at September 30, 1999, ITC had insufficient cash resources to fund its operations, that product revenue had declined in the third quarter of 1999 and was far below planned levels and that future financing would possibly be dilutive to the Company's equity position and may contain a security interest senior to the Company's notes receivable. Accordingly, the Company charged the $1.4 million carrying value of the notes receivable and related costs of $190,000 to operations in the third quarter of 1999.

Equity in Net Loss of Image Technologies Corporation. During the nine months ended September 30, 1999 and 1998, the Company recorded $489,000 and $248,000, respectively, as its equity in the net loss of ITC.

Interest Expense. Interest expense was $2.3 million for the nine months ended September 30, 1999 as compared to $690,000 for the nine months ended September 30, 1998. The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998 for which the Company borrowed $20 million of subordinated debt which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $338,000 and $179,000 for the nine months ended September 30, 1999 and 1998, respectively, included interest expense in the statements of operations. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999.

Interest Income. Interest income was $459,000 for the nine months ended September 30, 1999 as compared to $946,000 for the nine months ended September 30, 1998. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI on July 8, 1998 with cash of $16.1 million.

Extraordinary Loss on Early Extinguishment of Debt.   In connection with the $14
million reduction in September 1999 of its $20 million subordinated note payable to an affiliate of a significant stockholder of the Company (see Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999), the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the statement of operations for the nine months ended September 30, 1999 which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable.

Provision for Income Taxes. The Company had a provision for income taxes of $94,000 and $512,000 for the nine months ended September 30, 1999 and 1998, respectively, based on an operating income in Europe before nondeductible items and an estimated effective tax rate of 40%. The Company recorded a benefit for income taxes of $390,000 for the net operating loss generated in the United States for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and marketable securities equal to $1.3 million at September 30, 1999 as compared to $9.1 million at December 31, 1998. The decrease is primarily due to the refinancing of its subordinated note payable (See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999) whereby the Company used $6 million of cash to reduce the subordinated note payable. During the nine months ended September 30, 1999, the Company's operations used cash of approximately $203,000 which consists of approximately $233,000 of cash generated by operations prior to approximately $5.8 million of noncash charges and before changes in working capital items.

In July 1998, the Company financed a portion of the acquisition of ENI with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum, The subordinated debt includes certain covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of September 30, 1999, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement. As a result, the Company negotiated a waiver of default with each of these debtholders. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999 for additional disclosure.

Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $531,000 and $1.2 million for the three and nine month periods ended September 30, 1999, respectively. The Company anticipates that it will spend approximately $1.5 million on purchases of property and equipment in 1999 primarily in connection with the Company's implementation of new management information systems. See "Year 2000 Readiness."

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

In connection with the Company's equity investment in ITC, the Company has extended to ITC a credit line of up to $2.0 million and an additional $100,000 of senior debt under a loan agreement that bears interest at 10% per annum. The carrying value of these notes receivable from ITC has been reduced by the equity in the net loss of ITC through September 30, 1999. As of September 30, 1999 the Company determined that there was a significant risk that its notes receivable from ITC would be repaid due to ITC having insufficient cash resources to fund its operations and product revenue that was far below planned levels as of September 30, 1999. Accordingly, the Company charged the carrying value of the notes receivable from ITC of approximately $1.4 million and related costs of $190,000 to operations in the third quarter of 1999. There can be no assurance that ITC will be able to pay the principal and accrued interest on these notes, in whole or in part, when due. Any failure of ITC to pay such principal or interest could have a material adverse effect on the Company's financial condition or results of operations. See Note 11 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999.

As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France, as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains and losses are included in the accompanying statements of operations and amounted to a foreign currency transaction gain of $6,000 for the nine months ended September 30, 1999 as compared with a foreign currency transaction loss of $88,000 for the nine months ended September 30, 1998. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gain and losses) as a component of consolidated stockholders' equity. The Company had a cumulative foreign currency translation gain of $728,000 for the three months ended September 30, 1999 and a cumulative foreign currency translation loss of $139,000 for the nine months then ended.

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

YEAR 2000 READINESS

Prior to the Company's acquisition of ENI, the Company had reviewed its internal computer systems and their capabilities of recognizing the year 2000 and years thereafter. At that time, the Company believed that it was year 2000 compliant in all material respects and currently believes that it is year 2000 compliant.

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

After the closing of the acquisition, the Company authorized the plan described above in August 1998, and committed to the implementation of a new ERP system for its NMT Neurosciences Division. The new systems are expected to be fully operational by the beginning of December 1999 at a total project cost of $2.0 million, of which approximately $1.3 million will be for computer hardware and other capital expenditures. The Company has financed a portion of the capital component and has funded the remainder from operating cash flows.

Currently, two of the three major divisions of the Neurosciences Division have implemented and have been using their systems successfully with the third division to follow by early December 1999. Because the Company is completely replacing the systems at its Neurosciences Division with a commercially available and tested ERP product, it believes that the project is proceeding more efficiently than had the Company chosen to modify its existing systems. As a result, the Company currently does not have a contingency plan in the event a particular system is not year 2000 compliant, but such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives.

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

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their national currency unit and irrevocable established fixed conversion rates between their existing sovereign currencies and the euro. During the three year transition period between January 1, 1999 and January 1, 2002, the euro will be a "cashless" currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated member state currency unit of the account or in euros.
Beginning on January 1, 2002, euro banknotes and coins will be introduced, and member state currency banknotes and coins will be withdrawn from circulation.
No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the member state currency banknotes and coins will no longer be accepted as legal tender.

The Company, including its Neurosciences Division, conducts a substantial portion of its business within the member countries of the European Union, and accordingly, its existing systems are generally capable of accommodating multiple currencies, including the euro. The new ERP system described above is designed to facilitate continued euro currency compliance.

The Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (2) the impact on currency exchange costs and currency exchange rate risk and (3) the impact on existing contracts.

As of September 30, 1999 the euro conversion has not had a material impact on the operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations and amounted to a foreign currency transaction gain of $6,000 for the nine months ended September 30, 1999 as compared with a foreign currency transaction loss of $88,000 for the nine months ended September 30, 1998. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity. The Company recorded a cumulative foreign currency translation gain of $728,000 for the three months ended September 30, 1999 and a cumulative foreign currency translation loss of $139,000 for the nine months then ended.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          -----------------------------------------

     (d)  Uses of Proceeds from Registered Securities. During the third quarter
          -------------------------------------------
of 1999, the Company used the balance of its offering proceeds, approximately
$6 million, from the sale of securities by the Company pursuant to its Registration Statement on Form S-1 (Registration No. 333-06463), which was declared effective on September 27, 1996, to repay a portion of the subordinated note payable to a significant stockholder of the Company.

     The Company financed a significant portion of the acquisition of ENI with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. During the third quarter of 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The subordinated note agreement dated July 8, 1998 and the credit agreement dated September 13, 1999 contain working capital restrictions and limitations upon the payment of dividends. The subordinated note agreement, as amended to date, is filed as an exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and the credit agreement is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

     (a)  Material Default with Respect to Indebtedness. As of September 30,
          ---------------------------------------------
1999, the Company was not in compliance with certain of the debt covenants contained in both its subordinated note agreement and its credit agreement. The Company obtained a waiver of default from each of the debtholders. See Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources, and Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of September 30, 1999. Each of the waivers of default are filed an exhibit to this Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  Exhibits.
          --------

          10.1 Credit Agreement, dated as of September 13, 1999, among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender

          10.2 $5 Million Promissory Note, dated as of September 13, 1999, issued by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co.

          10.3 Guarantee, dated as of September 13, 1999, made by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co.

          10.4 Security Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Debtors, and Brown Brothers Harriman & Co., as Lender

          10.5 Collateral Patent Assignment, dated as of September 13, 1999, made by NMT Medical, Inc. in favor of Brown Brothers Harriman & Co.

          10.6 Pledge Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Pledgors, and Brown Brothers Harriman & Co., as Lender

          10.7 Amendment No. 2 to Subordinated Note and Common Stock Purchase Agreement, dated as of September 13, 1999, by and among NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co.

          10.8 $6 Million Subordinated Promissory Note, dated as of July 8, 1998, issued by NMT Medical, Inc. in favor of Whitney Subordinated Debt Fund, L.P.

          10.9 Amended and Restated Loan and Security Agreement, dated as of August 27, 1999, between NMT Medical, Inc. and Image Technologies Corporation

          10.10 Second Amended and Restated Stockholders' Option Agreement, dated as of August 27, 1999, by and among NMT Medical, Inc., Image Technologies Corporation and the Stockholders of Image Technologies Corporation listed on Schedule A thereto

          10.11  Letter Agreement of Waiver of Compliance with Certain
                 Covenents under Credit Agreements, dated as of November 15, 1999, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender

          10.12 Waiver No. 2, made as of November 12, 1999, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K. On September 15, 1999, the Company filed a
          -------------------
Current Report on Form 8-K with the Securities and Exchange Commission disclosing that on September 13, 1999, the Company closed a $10 million senior secured debt facility with Brown Brothers Harriman & Co. A copy of the Company's September 13, 1999 press release announcing the closing of the senior secured debt facility was included as Exhibit 99.1 to the Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NMT MEDICAL, INC.



Date:  November 15, 1999          By:/s/ Thomas M. Tully
                                      -------------------------------------
                                      Thomas M. Tully
                                      President and Chief Executive Officer



Date:  November 15, 1999           By:/s/ William J. Knight
                                      -------------------------------------
                                      William J. Knight
                                      Vice President of Finance and
                                      Administration and Chief Financial
                                      Officer

                                 EXHIBIT INDEX
Exhibits.
--------

  10.1 Credit Agreement, dated as of September 13, 1999, among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences
          (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender

  10.2 $5 Million Promissory Note, dated as of September 13, 1999, issued by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co.

  10.3 Guarantee, dated as of September 13, 1999, made by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences
          (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co.

  10.4 Security Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Debtors, and Brown Brothers Harriman & Co., as Lender

  10.5 Collateral Patent Assignment, dated as of September 13, 1999, made by NMT Medical, Inc. in favor of Brown Brothers Harriman & Co.

  10.6 Pledge Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences
          (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Pledgors, and Brown Brothers Harriman & Co., as Lender

  10.7 Amendment No. 2 to Subordinated Note and Common Stock Purchase Agreement, dated as of September 13, 1999, by and among NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co.

  10.8 $6 Million Subordinated Promissory Note, dated as of July 8, 1998, issued by NMT Medical, Inc. in favor of Whitney Subordinated Debt Fund, L.P.

  10.9 Amended and Restated Loan and Security Agreement, dated as of August 27, 1999, between NMT Medical, Inc. and Image Technologies Corporation

  10.10 Second Amended and Restated Stockholders' Option Agreement, dated as of August 27, 1999, by and among NMT Medical, Inc., Image Technologies Corporation and the Stockholders of Image Technologies Corporation listed on Schedule A thereto

  10.11 Letter Agreement of Waiver of Compliance with Certain Covenants under Credit Agreements, dated as of November 15, 1999, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender

  10.12 Waiver No. 2, made as of November 12, 1999, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

  27.1    Financial Data Schedule