Form 10-K
period 1999-12-31
NMT MEDICAL INC
filed 2000-04-14
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 or
[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ____________.

                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      95-4090463
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


27 Wormwood Street, Boston, Massachusetts                    02210
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (617) 737-0930

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant on April 7, 2000 was $30,536,363, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. There were 10,908,421 shares of Common Stock outstanding as of April 7, 2000.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
            Document                                 into which incorporated
            --------                                 -----------------------

Portions of the Registrant's Proxy                   Items 10, 11, 12 and 13 of
Statement for the Annual                             Part III
Meeting of Stockholders to be held on
 June 1, 2000

                                     PART I

ITEM I.  BUSINESS

OVERVIEW

     NMT Medical, Inc. (together with its subsidiaries, "the Company" or "NMT"), designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's business is conducted through two divisions: Nitinol, which markets septal repair devices, vena cava filters and self-expanding stents, and NMT Neurosciences, which develops, manufactures and markets specialty implants and instruments for neurosurgery, including cerebral spinal fluid ("CSF") shunts, the Spetzler(TM) Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive neurosurgery. The Company's two operating segments are managed separately. See Note 16 of Notes to the Consolidated Financial Statements.

     The Company was founded in July 1986 to develop and commercialize medical devices using Nitinol, a nickel-titanium alloy with unique superelastic and thermal shape memory characteristics. In April 1990, the Company obtained clearance from the Food and Drug Administration (the "FDA") to market its initial Nitinol-based product, the Simon Nitinol Filter ("SNF"), in the United States. The Company entered into an exclusive distribution agreement with Bard Radiology ("Bard") for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific to further develop, manufacture, market and distribute NMT's Nitinol-based stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International the right to distribute the SNF in most markets outside the United States. The Company acquired the rights to the CardioSEAL Septal Occluder to expand its product base and complement its core technologies in February 1996 and since September 1999 has received notifications from the FDA of the approval of the CardioSEAL under Humanitarian Use Designation regulations for three indications. In furtherance of the Company's strategy to develop and commercialize a broad range of advanced medical technologies for minimally invasive applications, in July 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation ("Elekta").

     In April 2000, the Company sold the Selector(R) Ultrasonic Aspirator, Ruggles (TM) Surgical Instruments and cryosurgery product lines of its NMT Neurosciences division to companies controlled by Integra LifeServices Holdings Corporation for $12 million in cash. The Company used the proceeds of the transaction for debt reduction and for general working capital requirements. The Company's Consolidated Financial Statements for the fiscal year ended December 31, 1999 treat these businesses, as well as its distribution of high speed power surgical tools, as discontinued operations. See Note 3 of Notes to the Consolidated Financial Statements.

PRODUCTS

Nitinol Division

     The Company's Nitinol division markets the following devices:

     .  septal repair devices
     .  vena cava filters
     .  stents.

Septal Repair Devices.
----------------------

     In February 1996, the Company acquired the exclusive rights to its CardioSEAL Septal Occluder, which is designed for the repair of intracardiac shunts commonly known as "holes in the heart." Intracardiac shunts are common medical problems, occurring primarily in children, that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the arterial ("ASD") or ventricular ("VSD") septum which divide the left and right pumping chambers of the heart. The CardioSEAL Septal Occluder is designed to be a minimally invasive, less costly alternative to open heart surgery. Another common septal defect is the Patent Foramen Ovale ("PFO"), a transient hole which may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic stroke. Current treatment for patients who have experienced embolic strokes is lifelong anticoagulation therapy, which may result in significant side effects and/or patient noncompliance with the treatment regimen. Recently, some institutions have begun advocating open heart surgery to close PFOs to prevent additional strokes.

     The CardioSEAL Septal Occluder is a catheter-delivered cardiac implant designed to close septal defects. The framework is made of MP35N, which has superior characteristics as an implant material (biocompatibility and corrosion and fatigue resistance), and is covered with two pieces of knitted polyester fabric, which promotes normal tissue in growth. The product is designed to be manufactured in five diameter sizes ranging from 17mm to 40mm. The CardioSEAL Septal Occluder is delivered to the site of the defect through a puncture of the femoral vein in the leg. Once the position of the CardioSEAL Septal Occluder is confirmed, the physician detaches the delivery system and removes it from the patient. To date, the CardioSEAL implant procedures have taken approximately one hour to complete, with patients returning home and able to perform normal activity just one or two days later.

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

     The Company introduced design enhancements to the CardioSEAL Occluder, the STARflex centering system, in the fall of 1998. The design of the STARflex centering system allows the device to self-adjust to variations in the anatomy of a septal defect without deforming the septum and interfering with the heart valves. These features accommodate easier implantation and the closure of larger defects which would otherwise not be possible. STARflex was awarded the CE Mark in September 1998 and commercialization began internationally in October 1998.

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

     The CardioSEAL is sold commercially in Europe and other international markets. In the United States, the FDA classifies the septal repair device as a Class III medical device, which requires receipt of pre-market approval prior to marketing. In August 1996, NMT received approval of its IDE from the FDA to conduct a multi-center pivotal clinical trial of the CardioSEAL for ASDs at a number of major hospitals and research centers in the United States (and one in Canada). Implants of the device began in October 1996 and were completed in February 1999. These patients were followed for a year while the Company collected data on a control group of patients who had open heart surgery for the closure of their ASDs for comparison to the CardioSEAL data. In addition, in the fall of 1999 implants of the device with the STARflex centering system began, with enrollment to be completed in the second quarter of 2000. The clinical data from these trials will then be used for the submission of a pre-market approval ("PMA") Application with the FDA for the CardioSEAL.

     In addition, the Company filed an IDE with the FDA in February 1998 to pursue clinical studies for the PFO indication in the United States, and also began PFO trials in Canada in 1998. The FDA's approval of the IDE had been conditioned on the incorporation by the Company of certain protocol modifications requested by the FDA. Some of the participating hospitals have received independent institutional review board ("IRB") approval. On July 27, 1998, the Company announced that it had established an international registry to support the clinical use of the CardioSEAL Septal Occlusion System in patients having PFO as the likely pathway of an embolic stroke or transient ischemic attack. The Transcatheter Occlusion of PFO In Stroke ("TOPIS") Registry allows physicians around the world to pool their data on PFO closure in an organized manner so as to generate a sizable database to demonstrate that closure of PFOs with the CardioSEAL is preferable to surgery, or to a lifetime of taking anticoagulant therapy, such as coumadin. The TOPIS registry complements the PFO clinical trials operated in the United States and Canada by the Company.

     The Company has received notifications from the FDA of the approval of the CardioSEAL(R) Septal Occluder under Humanitarian Use Designation ("HUD") regulations for three indications. Under HUD regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based on more limited clinical experience than that required for a full Pre-Market Approval ("PMA"). Additionally, under these regulations, only one product can be approved for each indication. Boston Children's Hospital worked with the Company to generate the clinical data necessary for the approvals and on the approval application.

     The first approval was granted in September 1999 for use of the CardioSEAL for closing fenestrated Fontan procedures. The fenestrated Fontan procedure is a surgical procedure utilizing a baffle material (e.g. PTFE) performed in patients born with seriously malformed hearts. As a part of this procedure, a fenestration, or hole, is placed in the baffle to allow the patient to adjust over time to the new hemodynamics created by the surgery, thereby reducing post-operative morbidity and mortality. After the patient has adjusted, the closure of the fenestration is desirable. However, re-operation of these patients to close the fenestration can carry significant risk. The second approval, also granted in September 1999, was granted for use of the CardioSEAL for closing muscular ventricular septal defects in patients at high risk of morbidity or mortality resulting from surgery. Muscular ventricular septal defects ("holes"), located at the rear of the septum or at the base of the heart, are particularly difficult to close surgically due to poor visualization by the surgeon. In February 2000, the Company received FDA approval under HUD regulations for use of the CardioSEAL(R) in treating PFO in patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO and who have failed conventional drug therapy such as coumadin. Each of the three approved indications allows for the treatment of up to 4,000 patients per year. A selling price of $5,500 for each device was approved.

     The CardioSEAL Septal Occluder is marketed by the Company's direct sales force in Europe and through selected distributors worldwide.

Vena Cava Filters.
------------------

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

     Simon Nitinol Filter. The Company has developed a Nitinol vena cava filter which possesses highly efficient clot filtering characteristics. The Company has engineered the thermal shape-memory characteristics of Nitinol to provide for ease of delivery of a vena cava filter which can be easily implanted in the patient by a minimally invasive procedure using the Company's patented catheter-based delivery systems. The Company's vena cava filter transforms into its intended shape once deployed into the body. The SNF can be implanted from the veins in the leg or neck, and is the only currently available vena cava filter which can also be implanted from the veins in the arm.

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

     Removable Vena Cava Filter. Currently available vena cava filters are permanent implants which can only be removed surgically. Therefore, patients who are at risk for pulmonary embolism for a defined period of time (post-operative recovery, recovery from trauma, etc.) and receive a vena cava filter have the implant in place for life. There is often a psychological resistance to implantation of a permanent device. As a result, a vena cava filter is often not used until a patient at risk has experienced his or her first pulmonary embolism. However, controlled studies conducted by others of the prophylactic use of currently available permanent vena cava filters in severe trauma patients have demonstrated a significant reduction in morbidity and mortality in this category of patients at high risk of pulmonary embolism. The Company believes that the availability of a removable vena cava filter may result in greater prophylactic use, and may be used in lieu of a permanently implanted device in certain circumstances.

     In September 1999 the Company received CE Mark approval for its unique, Recovery(TM) removable vena cava filter device. This innovative new device is the first implantable vena cava filter that can be removed with a simple catheter removal procedure early after implant. If desired, the Recovery(TM) filter may be left as a permanent filter. The approval is for the filter implant and the filter delivery system. A separate CE Mark application for the removal catheter was approved in December, 1999. The Company is currently completing the validation of its manufacturing process for the product at its Boston facility.

     The Company entered into an exclusive distribution agreement in May 1992 with Bard for distribution of the SNF in the United States and certain other countries. Beginning November 30, 1995, Bard International was granted the exclusive right to distribute the SNF in most markets outside the United States. Bard will begin limited distribution of the Recovery(TM) vena cava filter device in the second quarter of 2000 and expansion of sales to broader markets will begin later in 2000. Each of the distribution agreements with Bard is for an initial five year term. Bard may renew, at its option, its agreement thereafter for periods of five years, which it did in November 1996. The Company's agreement with Bard International renews automatically for successive one year periods unless terminated by either party. Both distributors are obligated to make annual minimum purchases and have agreed not to sell competing vena cava filters during the term of the respective distribution agreements. Bard has also agreed not to compete for an additional two years after its distribution agreement with the Company has terminated. In addition, the Company has granted Bard a right of first offer for any of NMT's new devices which may be marketed to interventional radiologists and for which NMT desires to enter into an exclusive distributorship within the United States.

Stents.
-------

     Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company has developed and patented a Nitinol stent (the Hex-cell stent) which relies on a novel hexagonal cell (hex-cell) design. NMT's stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications. The Company believes that its stents may offer advantages over currently available stents in flexibility, radial strength and placement.

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

NMT Neurosciences Division

     The Company's NMT Neurosciences division develops, manufactures and markets specialty implants and instruments for neurosurgery. The Company's neurosurgical products business includes the following primary product lines:

     . Implantable valves (shunts) and other accessories used in the management of hydrocephalus.
     .  Titanium aneurysm clips for the management of intracranial aneurysms.

Shunts.
-------

     The full line of CSF shunts sold by the Company were originally developed by Cordis Neuroscience. CSF shunts are used to drain cerebral spinal fluid from the brain to maintain normal fluid balance in a variety of conditions where normal drainage is impaired. The most common condition in which these products are used is in the management of hydrocephalus. Hydrocephalus affects approximately one in 500 new-born children; the failure to treat this condition leads to severe neurological complications and can be life-threatening. The Company's product line includes a range of differential pressure valves, including the Hakim(R) Valve, which has been the industry standard for 30 years, and the Orbis-Sigma(R) Valve. An improved version of the Orbis-Sigma Valve, the OSV II, was released in 1998. The OSV II is unique in its ability to regulate both CSF flow and pressure. The Company's products also include horizontal-vertical lumbar valves and an all-plastic valve known as the Atlas(R). The accessories include products for the control of the over-drainage with differential valves, as well as basic tubing and connectors.

     In December 1998, the Company entered into an agreement with CS Fluids, Inc. ("CS Fluids") of Los Altos, California to cooperatively develop and manufacture a shunt device designed specifically to treat Alzheimer's Disease. Under the terms of the agreement, NMT Neurosciences will work with CS Fluids to utilize the Company's patented shunt technology to develop, manufacture and clinically evaluate a shunt device with parameters specific to the Alzheimer's population. If the device proves clinically useful, CS Fluids has the option to enter into a manufacturing and supply relationship with NMT Neurosciences, and NMT Neuroscienses has first rights of negotiation for distribution of the device after the necessary regulatory approvals have been obtained. In early 1998 CS Fluids initiated Investigational Device Exemption ("IDE") approved clinical studies at Stanford University to examine the effects of utilizing CSF shunts in patients with Alzheimer's Disease. Expanded trials using the NMT Neurosciences shunt technology are expected to commence in mid 1999.

Aneurysm Clips.
---------------

     The Company's Spetzler(TM) Titanium Aneurysm Clip is used for the management of intracranial aneurysms. The Company believes that this clip is the only clip on the market made from commercially pure titanium, which provides complete compatibility with modern magnetic resonance imaging. Because the clip does not move in the high magnetic field or distort the image, the Company believes it is safer and more effective than competing products. The Spetzler(TM) Titanium Aneurysm Clip was developed in collaboration with Biotek Engineering, Inc. ("Biotek") under an exclusive worldwide royalty bearing license to the patents owned by Biotek. The clip is CE Marked, and the Company has obtained ISO 9000 certification of the Boston manufacturing facility for its production.

     Because of the long product life cycles of the products produced by the Neurosciences division, the Company does not anticipate making large investments in research and development of these products. The Company's current research and development efforts are focused on developing products that fulfill specific identified unmet needs of neurosurgeons or making incremental improvements to products currently within the Neurosciences division's portfolio. Research and development for the Company's CSF Shunts and aneurysm clips are conducted at the Company's Biot, France and Boston facilities, respectively.

Marketing and Sales Strategy.
-----------------------------

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

     The Company has contracted with Lake Region Manufacturing ("Lake Region") for the production of the filter component of the SNF. The Company's agreement with Lake Region grants Lake Region the right to manufacture a certain percentage of the Company's worldwide requirements of the current filter until June 30, 2001. The Company is obligated to order a minimum quantity of the current filters and pay Lake Region a fixed price per unit. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement. Final assembly of the vena cava filter system is conducted by the Company in its facility in Boston. The Company is currently completing the validation of its manufacturing process for the Recovery(TM) vena cava filter at its Boston facility.

     The Company manufactures its neurosurgical instruments in a manufacturing facility located in Biot, France. The facility has received ISO 9001 and EN 46001 certification, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the CE Mark to its products. A variety of products utilized for the management of hydrocephalus and drug delivery are manufactured at the Biot facility. The Spetzler(TM) Titanium Aneurysm Clip is manufactured at the Company's manufacturing facility in Boston. The Biot facility also has a contract manufacturing agreement with Johnson & Johnson until April 2002 for the manufacturing of temporary pacing leads catheters.

COMPETITION

     The Company believes that four companies, AGA Medical Corp., Microvena Corporation, Dr. Osypka GmbH, and Pediatric Cardiology Custom Medical Devices have developed devices that compete with CardioSEAL and which are being sold in Europe and other international markets, and that AGA and Microvena are also conducting clinical trials in the United States.

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

DISCONTINUED OPERATIONS

     In April 2000 the Company sold the U.K. operations of its NMT Neurosciences division, including the Selector(R) Ultrasonic Aspirator and cryosurgery product lines, its leased facility in Andover, England, and the Ruggles(TM) Surgical Instruments product line to companies controlled by Integra LifeSciences Holdings Corporation for $12 million in cash. The ultrasonic aspirator, which is sold under the Selector(R) trademark, utilizes multiple ultrasonic frequencies to selectively destroy and then aspirate or remove the tumor tissue. In 1998, the Company released a more compact unit known as the Selector II, which allows the direct attachment of the microsurgical handpiece. The Ruggles(TM) Surgical Instruments are used in cranial and spinal surgery. Prior to the disposition of this business the Company distributed instruments procured from instrument makers located mostly in the United States and Germany and worked closely with neurosurgeons to design specialty set instruments, with the name of the neurosurgeons typically an additional trademark on the products. The cryosurgical products are marketed under the Spembly tradename and include both liquid nitrogen and gas expansion technologies, which have applications in ophthalmic, general, gynecological, urological and cardiac surgery. The Company's Consolidated Financial Statements for the fiscal year ended December 31, 1999 and 1998 reflect these product lines as discontinued operations.

     In connection with the sale of the U.K. operations of its NMT Neurosciences division, the Company decided to eliminate the distribution of its capital-intensive product lines, specifically the high speed power surgical tools. The Company distributed the Sodem Systems line of powered surgical tools for cranial and spinal neurosurgery, known as the NMT High Speed System, pursuant to an exclusive distribution agreement entered into in July 1998. The powered surgical tools are used by neurosurgeons to create minimally invasive working channels through the bone of the skull and spine to access the surgical site. The Company's Consolidated Financial Statements also reflect this product line as discontinued operations.

INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

     The Company has a 41 percent ownership interest in Image Technologies Corporation. ITC, a privately held company, is developing a line of advanced imaging products for minimally invasive surgery which require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs. In addition, the Company has extended to ITC an approximately $2.2 million senior credit line, which is convertible into preferred stock of ITC at rates ranging from $.50 to $9.97 per share. During 1999, ITC also issued the Company a warrant to purchase 10,030 shares of ITC's Series A Preferred Stock at an exercise price of $9.97 per share in connection with a debt financing.

     Thomas M. Tully, former President and Chief Executive Officer of the Company, was the Chairman and Chief Executive Officer of ITC until April 10, 2000 and William J. Knight, Vice President of Finance and Administration and Chief Financial Officer of the Company, was its Chief Financial Officer until December 15, 1999. ITC is located in leased space immediately adjacent to the Company's facilities.

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

     (iii) EndoCam, an endocoupler/camera system that allows rigid or flexible endoscopes from other manufacturers to be used in conjunction with the TroView. The coupler is a sterile, single use device, which eliminated the need to re-sterilize the camera after each use.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner or licensee of 34 issued United States patents, and corresponding foreign patents, relating to its neurosurgical instruments products, stents, the SNF, the septal repair device, nitinol radiopaque markers and other cardiovascular devices. In addition, the Company has pending applications for additional patents in the United States and abroad. The Company's owned United States and foreign patents and patent applications cover its neurosurgical instruments products, stents, methods of manufacturing its stents, methods and devices for inserting its neurosurgical instruments products, stents and its SNF. The expiration dates of the Company's patents relating to its neurosurgical instruments range from 2003 to 2015. The expiration dates of the Company's patents relating to its stents range from 2012 to 2013. The patent for its vena cava filters expires in 2001, and the patent for its radiopaque markers expires in 2014. In addition, the Company is the exclusive licensee under certain patents relating to the CardioSEAL Septal Occluder and methods for repairing cardiac and vascular defects. The Company also holds licenses to certain technology used in the SNF and in nitinol septal repair devices.

     The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has 14 trademarks, 11 of which are registered with the United States Patent and Trademark Office.

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

     In connection with the SNF, the Company entered into a Technology Purchase Agreement dated April 14, 1987 with Morris Simon, M.D., the Company's Chief Scientific Director and co-founder and a current Director of the Company. Pursuant to the agreement, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on net sales of technology invented by Dr. Simon relating to the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement In connection with the agreement, Beth Israel Hospital Association granted the Company an exclusive worldwide license under the

United States patent entitled "Blood Clot Filter." In consideration for the license, Dr. Simon assigned a percentage of his royalty payments from the Company to Beth Israel Hospital Association.

     Pursuant to his employment agreement, the Company has agreed to pay royalties of one to five percent to Mr. Stephen J. Kleshinski based on sales or licenses of products where Mr. Kleshinski was the sole or joint inventor.

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

     Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA's Modernization Act of 1997 (the "Modernization Act") was adopted with the intent of bringing better definition to the process for clearing 510(k) submissions. Although it is expected that the Modernization Act will result in shorter cycle times for clearances of 510(d) submissions, there can be no assurance that the FDA review process will not involve delays or that such clearances will be granted on a timely basis.

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

     With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer's research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HUD regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under HUD regulations, medical devices that provide safe treatment and a reasonable assurance of effectiveness may be made available to small numbers of patients (up to 4,000 patients in the U.S. per year) on more limited clinical experience than that required for a PMA. In addition, under HUD regulations only one product can be approved for each indication.

     The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries has undergone major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE mark. The Company's Symphony stent, SNF, Recovery filter and CardioSEAL, and ITC's TroView and SteriCam have received approval for CE Marking.

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

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. The Company maintains product liability insurance with coverage limits of $1 million per occurrence per policy year and an umbrella policy of $10 million.

EMPLOYEES

     As of December 31, 1999, NMT employed 313 full-time employees and 21 part-time employees. The Company believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

     The Company currently leases an approximately 27,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts. The Company also owns an approximately 80,000 square foot, state-of-the-art plant located in Biot, France, and leases an 11,500 square foot warehousing facility in Deluth, Georgia to house the United States operations, sales and marketing activities of the NMT Neurosciences division.

     The Company's principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210, and its telephone number is (617) 737-0930.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1999, the Company filed a patent infringement suit in the U.S. District Court for Massachusetts against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer Septal Occlusion device violates U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking to prevent further infringement of its patent as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. The case is currently in the early states of discovery.

     In papers dated November 24, 1999 Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. Elekta seeks approximately $1.6 million in damages. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for approximately $2.5 million for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. The parties are currently in the pleadings stage.

     On January 21, 2000, a personal injury suit was filed in the Supreme Court of the State of New York, County of New York by Martin B. Levi, et. al. against Johnson & Johnson, Inc., et. al., including a subsidiary of the Company, claiming damages from placement of a defective Palmaz-Schatz coronary stent during a cardiac catherization procedure. Plaintiffs seek damages in excess of $31 million. The Company has requested that plaintiffs dismiss the Company's subsidiary from the action on the basis that the subsidiary never manufactured and/or distributed the stent product.

     Other than as described above, the Company has no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The executive officers of the Company and their ages as of April 11, 2000 are as follows:

     NAME                     AGE     POSITION
     ----                     ---     --------
     C. Leonard Gordon        70      Acting President, Chief Executive Officer
                                      and Director
     David A. Chazanovitz     49      President, NMT Neurosciences Division
     William J. Knight        50      Vice President of Finance and
                                      Administration, Chief Financial Officer,
                                      Secretary and Treasurer

     C. LEONARD GORDON was appointed Acting President and Chief Executive Officer of NMT in April 2000. Mr. Gordon, a co-founder of the Company, served as the Company's Chief Executive Officer and President, from August 1990 to January 1996 and as Chairman of the Board from January 1996 until January 1998. Mr. Gordon has served as a director of the Company since its inception in 1986. Mr. Gordon has been engaged in venture capital enterprises for more than 10 years, particularly in the field of new medical technologies and devices. He was co-founder and Chief Executive Office of (i) Oxigene, Inc. a publicly-traded company engaged in the design and development of drugs and (ii) Biofield Corp., a publicly-traded medical device company that has developed a breast cancer detection system. Mr. Gordon served as Chairman of the Board and Chief
Executive Officer of Immunotherapy, Inc., a privately-held biotechnology company and as President and Chief Executive Officer of Vacold LLC, a developmental biotechnology company.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Prices and Recent Sales of Unregistered Securities

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol NMTI. There were approximately 100 stockholders of record of the Company's Common Stock on April 7, 2000. The following table lists for the periods indicated the high and low bid prices for the Company's Common Stock.

     Period                               High                      Low
     ------                               ----                      ---
     1998
     ----

     First quarter............            11 1/8                    6 3/4
     Second quarter...........            10 1/2                    5 1/4
     Third quarter............           7 13/16                  2 15/16
     Fourth quarter...........             5 5/8                    2 1/2

     1999
     ----

     First quarter............             5 5/8                    3 1/4
     Second quarter...........             4 1/2                    2 3/8
     Third quarter............             7 1/2                    1 3/4
     Fourth quarter...........             3 1/8                    1 3/4

     During the fiscal year ended December 31, 1999, the Company issued the following unregistered securities:

     In April 1999, the Company issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $3.41 per share, to a noteholder of the Company. The warrants may be exercised at any time and from time to time until February 14, 2001. The warrant contains weighted-average anti-dilution price protection. These securities were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy
---------------

     The Company did not declare or pay any cash dividends on shares of its Common Stock during the fiscal years ended December 31, 1998 and December 31, 1999 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings which it may realize will be retained for use in its business.

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

                                                                                      Year Ended December 31,
                                                                         1995      1996       1997       1998        1999
                                                                       --------  ---------  ---------  ---------  ----------
STATEMENT OF OPERATIONS DATA:                                                   In thousands, except per share data
Revenues:
 Product sales                                                         $ 2,716    $ 4,557    $ 8,565   $ 23,024    $ 32,949
 License fees and royalties                                                625      2,375      1,500      2,029       2,130
 Product development                                                       492         92         61          1          --
                                                                       -------    -------    -------   --------    --------
                                                                         3,833      7,024     10,126     25,054      35,079

Expenses:
 Cost of product sales                                                   1,264      2,387      3,765     10,819      15,215
 Research and development                                                  871      2,662      2,974      3,640       4,462
 General and administrative                                                871      2,284      2,873      5,043       9,050
 Selling and marketing                                                     169        311      1,010      4,391       8,428
 In-process research and development                                        --      1,111      2,449      4,710          --
 Write-down of note receivable from
   Image Technologies Corporation                                           --         --         --         --       1,364
 Impairment of long-lived asset                                             --         --         --         --       6,801
 Merger and integration charge                                              --         --         --        687          --
 Restructuring charge                                                       --         --        194         --          --
                                                                       -------    -------    -------   --------    --------
                                                                         3,175      8,755     13,265     29,290      45,320
                                                                       -------    -------    -------   --------    --------

Income(loss) from operations                                               658     (1,731)    (3,139)    (4,236)    (10,241)

Equity in loss of affiliate                                                 --         --         --       (437)       (489)
Currency transaction (loss) gain                                            --         --        (15)       (88)        105
Interest income (expense), net                                             (29)       568      1,546       (293)     (2,335)
                                                                       -------    -------    -------   --------    --------
Income(loss) before provision for income taxes                             628     (1,163)    (1,608)    (5,054)    (12,960)

Extraordinary loss on early extinguishment of debt                          --         --         --         --      (2,618)

Provision for income taxes                                                  44         --        230        745         180
                                                                       -------    -------    -------   --------    --------

Net gain (loss) from continuing operations                                 584     (1,163)    (1,838)    (5,799)    (15,758)
Net gain (loss) from discontinued operations                                --         --         --      2,120      (3,295)
                                                                       -------    -------    -------   --------    --------
Net income(loss)                                                       $   584    $(1,163)   $(1,838)  $ (3,679)   $(19,053)
                                                                       =======    =======    =======   ========    ========

Cash dividends declared per common share                               $   .03    $    --    $    --   $     --    $     --
                                                                       =======    =======    =======   ========    ========

Basic income (loss) per share:
 Continued operations                                                     $.16      $(.21)     $(.19)     $(.57)     $(1.47)
 Discontinued operations                                                    --         --         --        .21        (.31)
                                                                       -------    -------    -------   --------    --------
 Net income (loss)                                                        $.16      $(.21)     $(.19)     $(.36)     $(1.77)
                                                                       =======    =======    =======   ========    ========
Diluted income (loss) per share                                           $.15      $(.21)     $(.19)     $(.36)   $  (1.77)
                                                                       =======    =======    =======   ========    ========

Weighted average common shares outstanding

        Basic                                                            3,764      6,749      9,596     10,193      10,751
                                                                       =======    =======    =======   ========    ========
        Diluted                                                          3,983      6,749      9,596     10,193      10,751
                                                                       =======    =======    =======   ========    ========

                                                                                         At December 31,
                                                                         1995       1996       1997      1998        1999
                                                                       -------    -------    -------   --------    --------
                                                                                     In Thousands
BALANCE SHEET DATA:
Cash and cash equivalents                                              $   533    $ 4,082    $ 5,561      4,007       3,533
Short-term investments                                                      --     25,273     20,822      5,114          --
Working capital (deficit)                                               (1,277)    30,301     29,262     17,343       8,765
Total assets                                                             1,661     34,930     35,006     63,715      38,747
Long-term obligations                                                       --        416        612     18,903      14,853
Stockholders' equity (deficit)                                            (844)    33,320     32,772     34,169      14,161

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

                                   OVERVIEW

     Since its inception in 1986, the Company has focused its efforts of the design, development and commercialization of medical technologies which are delivered by minimally invasive procedures. Products and products under development include septal repair devices, vena cava filters and self-expanding stents. In July 1998, the Company acquired the neurosurgical instruments business ("ENI") of Elekta AB (PUBL) and operated the business as the Company's NMT Neurosciences division. In April 2000, following a decision by the Company's board of directors to discontinue the U.K. operations of its NMT NeuroSciences division, the Company sold certain assets of that division, including the Selector(R) Ultasonic Aspirator, and Ruggles(TM) Surgical instruments products. This sale reflected the Company's strategic decision to refocus its efforts on its core septal repair, filter and stent products.

     The Company recorded a $3.5 million loss on this sale comprised of proceeds of $12 million, estimated transaction and other costs of $3.7 million and net assets sold of $11.8 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale.

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

     In February 1996, the Company acquired, through the issuance of Common Stock, the rights to develop and commercialize its septal repair device. The Company commenced sales of the CardioSEAL Septal Occluder at the end of September 1996 in connection with clinical trials of the device, and the device has been sold commercially in Europe and other international markets since July 1997. Since September 1999, the FDA has granted approval for use of the CardioSEAL product under HUD regulations for three indications. The Company manufactures this device at its facility in Boston.

     The Company has agreed to make certain royalty payments to Children's Medical Center Corporation based on net sales of the CardioSEAL Septal Occluder. The Company has also agreed to pay certain royalties to Morris Simon, M.D., the Company's Chief Scientific Director, co-founder and a current Director, and to Beth Israel Hospital, Boston, based on sales of products using the technology invented by Dr. Simon relating to the SNF. In addition, pursuant to the Company's employment agreement with Mr. Stephen J. Kleshinski the Company has agreed to pay certain royalties based on sales or licenses of products where Mr. Kleshinski was the sole or joint inventor.

     In July, 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately U.S. $33 million in cash. In connection with the acquisition, the Company issued a total of 675,000 shares of Common Stock to J.H. Whitney & Co. and to one of its affiliates at a purchase price of $5.80 per share. Jeffrey R. Jay, a director of the Company, is a general partner of J.H. Whitney & Co. and Jeffrey F. Thompson, also a director of the Company, is a Vice President of J.H. Whitney & Co.

     The acquisition was financed with $13 million of cash, plus approximately $3.1 million of acquisition costs, and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain restrictive covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The balance outstanding under the subordinated note at December 31, 1999 was approximately $5.2 million. The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of December 31, 1999, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement. As a result, the Company negotiated a waiver of default with each of these debtholders. Additionally, subsequent to year end, the Company used the proceeds from its sale of the U.K. operations and certain other assets of the NMT Neurosciences division (See Note 3(a) of the Notes to Consolidated Financial Statements in the accompanying financial statements) to reduce the subordinated note payable and the senior secured debt by $500,000 and $7.3 million, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Revenues. Revenues for the year ended December 31, 1999 increased to $35.1 million from $25.1 million for the year ended December 31, 1998. Product sales increased to $32.9 million for the year ended December 31, 1999 from $23.0 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year's revenues related to the Company's NMT Neurosciences division during 1999 when compared to 1998 as the Company acquired this division on July 8, 1998. Additionally the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1999 as compared with the year ended December 31, 1998. Finally, in September 1999, the Company received approvals from the FDA for use of the CadioSEAL Septal Occluder under certain HUD regulations which contributed to the increased unit sales of that product during the year ended December 31, 1999.

  License fees and royalties for the year ended December 31, 1999 amounted to $2.1 million and consist of royalty payments of $1.5 million and cost-sharing payments received from Boston Scientific of approximately $300,000 and patent license payments of approximately $400,000. The Company recorded $2.0 million in license fees and royalties from Boston Scientific related to its stent technology in the year ended December 31, 1998, consisting of $300,000 of milestone payments, $1.5 million of royalty payments, and $200,000 of cost-sharing payments received from Boston Scientific.

  Cost of Product Sales. Cost of product sales increased to $15.2 million for the year ended December 31, 1999 from $10.8 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year's cost of sales related to the Company's NMT Neurosciences division during 1999 when compared to the partial year in 1998. Also contributing to this increase were costs attributable to the Company's increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1999 as compared with the year ended December 31, 1998. Cost of product sales, as a percent of product sales, remained relatively consistent at 46% for the year ended December 31, 1999 as compared with 47% for the year ended December 31, 1998.

  Research and Development. Research and development expense increased to $4.5 million for the year ended December 31, 1999 from $3.6 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year of research and development expenses related to the Company's NMT Neurosciences division during 1999 when compared to the partial year in 1998. Also contributing to this increase in research and development expense were increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder, as well as for more recent clinical trials related to fenestrated Fontan procedures (FEF), and ventricular septal defects (VSDs) for which the Company received FDA approval under HUD regulations in September 1999. In addition, the Company has had increased activity in the Company's development programs for vena cava filters, including CE Mark approval for its removable vena cava filter in September 1999, and for other products under development.

  General and Administrative. General and administrative expenses increased to $9.1 million for the year ended December 31, 1999 from $5.0 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year of general and administrative expenses related to the Company's NMT Neurosciences division during 1999 when compared to the partial year in 1998. In addition, the Company had increased professional fees and travel expenses related to supporting the operations of the Company's NMT Neurosciences division for the full year ended December 31, 1999 as compared to the partial year for the year ended December 31, 1998.

  Selling and Marketing. Selling and marketing expenses increased to $8.4 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998 primarily attributable to the effect of including a full year of selling and marketing expenses related to the Company's NMT Neurosciences division during 1999 when compared to the partial year in 1998. During 1998, marketing activities related to the CardioSEAL Septal Occluder relating to clinical trials and the commencement of commercial sales of the CardioSEAL Septal Occluder that began in June 1997 in European and other international markets increased. During 1999, the marketing efforts related to these clinical trials decreased as the trials were coming to completion. However, marketing efforts were increased for new clinical trials relating to fenestrated Fontan procedures (FEF), and ventricular septal defects (VSDs) for which the Company received FDA approval under HUD regulations in September 1999.

  Write Down of Notes Receivable from Image Technologies Corporation. During the year ended December 31, 1999, the Company performed a detailed review of the ITC operations. Based upon this analysis and discussion with ITC's management and other investors, the Company determined that there was a significant risk that the Company's notes receivable from ITC would not be repaid. The analyses and discussions indicated that at September 30, 1999, (1) ITC had insufficient cash resources to fund its operations, (2) ITC's product revenue had declined during the year ended December 31, 1999 and was significantly below planned levels and (3) ITC was seeking additional capital from numerous sources and that any future financings would likely be dilutive to the Company's equity position and could contain a security interest senior to the Company. Accordingly, the Company charged the carrying value of the notes receivable to operations during the year ended December 31, 1999.

  Impairment of Long-lived Asset. In connection with the sale of the U.K. operations and certain other assets of its NMT Neurosciences division on April 5, 2000 (See Note 3(a) of the Notes to Consolidated Financial Statements in the accompanying financial statements as of December 31, 1999), the Company recorded at December 31, 1999 a $6.8 million impairment charge for goodwill recorded upon the acquisition of NMT Neurosciences in July 1998. This impairment charge was determined based upon the Company's analysis of estimated cash flows of NMT Neurosciences and the carrying value of all of the long-lived assets of NMT Neurosciences which were not sold in April 2000. The Company's assessment of the value of the assets of NMT Neurosciences was corroborated by independent outside parties.

  Equity in Net Loss of Image Technologies Corporation. During the year ended December 31, 1999 and 1998, the Company recorded $489,000 and $437,000, respectively, as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by these amounts and charged to operations during the year ended December 31, 1999. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of December 31, 1999.

  Interest Expense. Interest expense was $2.8 million for the year ended December 31, 1999 as compared to $1.5 million for the year ended December 31, 1998. The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998 for which the Company borrowed $20 million of subordinated debt, which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $531,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively, is included in interest expense in the statements of operations. See Note 9 of the Notes to Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999. In April 2000, the Company repaid approximately $7.3 million of outstanding debt obligations from proceeds received from the sale of the U.K. operations and certain other assets of the NMT Neurosciences division. Accordingly, the Company expects interest expense to decrease in 2000. The Company did not allocate interest expense associated with the senior secured debt and subordinated notes to discontinued operations.

  Interest Income. Interest income was $480,000 for the year ended December 31, 1999 as compared to $1.2 million for the year ended December 31, 1998. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI on July 8, 1998 with cash of $13 million, plus approximately $3.1 million of acquisition costs.

  Extraordinary Loss on Early Extinguishment of Debt.   In connection with the
$14 million reduction in September 1999 of its $20 million subordinated note payable to an affiliate of a significant stockholder of the Company (see Note 9 of the Notes to Consolidated Financial Statements in the accompanying financial statements as of December 31, 1999), the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the statement of operations which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable.

  Provision for Income Taxes. The Company had a provision for income taxes of $180,000 for the year ended December 31, 1999 which represents the taxes on income generated in France by NMT Neuroscience. The Company generated a net operating loss for federal and state income tax purposes in the United States in the year ended December 31, 1999. The Company had a provision for income taxes of $745,000 for the year ended December 31, 1998 based on an operating income before the write-off of in-process research and development expenses of $4,710,000, the equity in loss of ITC of $437,145 and other nondeductible items and an estimated effective tax rate of approximately 40%.

  Loss on Sale of Discontinued Operations. On April 5, 2000, the Company sold the U.K. operations and certain other assets of the NMT Neurosciences division, which consisted primarily of the Selector (R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery product lines, including certain assets and liabilities for $12.0 million in cash. The Company recorded a $3.5 million loss on this sale, comprised of proceeds of $12.0 million less estimated transaction costs of $3.7 million, and net assets sold of $11.8 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale. Consolidated Financial Statements in the accompanying Financial Statements as of

December 31, 1999. Included in the loss on sale are the estimated operating results of the discontinued operations for the period from January 1, 2000 to April 1, 2000. The Company has not allocated interest expense to discontinued operations.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Revenues. Revenues for the year ended December 31, 1998 increased to $25.1 million from $10.1 million for the year ended December 31, 1997. Product sales increased to $23.0 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997. The increase is primarily attributable to the effect of including revenues related to the Company's NMT Neurosciences division during 1998 as the Company acquired this division on July 8, 1998. Additionally the increase is attributable to increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1998 as compared with the year ended December 31, 1997.

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

  Cost of Product Sales. Cost of product sales increased to $10.8 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997. The increase is primarily attributable to the effect of including cost of product sales related to the Company's acquisition of the products comprising NMT Neurosciences division. Additionally, the increase is attributable to increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1998 as compared with the year ended December 31, 1997. Cost of product sales, as a percent of product sales, increased to 47% for the year ended December 31, 1998 from 44% for the year ended December 31, 1997. This increase is due primarily to the inclusion of the cost of sales of products of the Company's acquisition of the products comprising NMT Neurosciences division which have a proportionately higher cost of product sales than do the vena cava filter and the CardioSEAL Septal Occluder.

  Research and Development. Research and development expense increased to $3.6 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997. The increase is primarily attributable to the effect of including research and development expenses related to the Company's NMT Neurosciences division during 1998 as the Company acquired this division on July 8, 1998. The increase also reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder that commenced in September 1996, as well as for clinical trials related to the closure of patent foramen ovales (PFO's) and increased activity in the Company's development programs for vena cava filters and other products under development.

  General and Administrative. General and administrative expenses increased to $5.0 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. The increase is primarily attributable to the effect of including research and development expenses related to the Company's acquisition of the products comprising NMT Neurosciences division during 1998 as the Company acquired this division on July 8, 1998.

  Selling and Marketing. Selling and marketing expenses increased to $4.4 million for the year ended December 31, 1998 from $1.0 million for the year ended December 31, 1997. The increase is primarily attributable to the effect of including selling and marketing expenses related to the Company's acquisition of the products comprising NMT Neurosciences division. The increase is also attributable to increases in marketing activities related to both the CardioSEAL Septal Occluder in connection with clinical trials and the commencement of commercial sales of the CardioSEAL Septal Occluder which began in June 1997 in European and other international markets.

  Acquired In-Process Research and Development. For the year ended December 31, 1998, the Company recorded $4.7 million of in-process research and development expenses related to the Company's acquisition of ENI. See Note 3(b) of the Notes to Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999. On the date of acquisition, ENI's in-process research and development value was comprised of five primary research and development programs that were expected to reach completion between late 1998 and 2000. At the acquisition date, continuing research and development commitments to complete the projects were expected to be approximately an aggregate of $2.0 million through 2000 ($680,000, $888,000, and $383,000 in
1998, 1999, and 2000, respectively).

  For the year ended December 31, 1997, because of the uncertainty relating to the Company's realization of its investment in ITC, the Company recorded $2.4 million of in-process research and development expenses related to that investment. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999.

  Merger and Integration Charge. As a result of the acquisition of ENI, the Company reorganized certain of its operations. In connection with this reorganization, the Company recorded merger and integration charges of $687,000 during the year ended December 31, 1998. See Note 6 of Notes to the Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999.

  Restructuring Charge. During the first half of 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this reorganization, the Company recorded a restructuring charge of $194,000 during the year ended December 31, 1997. See Note 5 of Notes to the Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999.

  Equity in Net Loss of Image Technologies Corporation. During the year ended December 31, 1998, the Company recorded $437,000 as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by the amount of the loss recorded by the Company. See Note 4 of the Notes to Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999.

  Interest Expense. Interest expense was $1.5 million for the year ended December 31, 1998 as compared to $46,000 for the year ended December 31, 1997. The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998 for which the Company borrowed $20 million of subordinated debt, which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $293,000 for the year ended December 31, 1998 is included in interest expense in the statements of operations. See Note 9 of the Notes to Consolidated Financial Statements in the accompanying Financial Statements as of December 31, 1999

  Interest Income. Interest income was $1.2 million for the year ended December 31, 1998 as compared to $1.6 million for the year ended December 31, 1997. The decrease was due to the Company's lower cash balances as a result of its financing the acquisition of ENI on July 8, 1998 with cash of $13 million, plus approximately $3.1 million of acquisition costs.

  Provision for Income Taxes. The Company had a provision for income taxes of $745,000 for the year ended December 31, 1998 based on an operating income before the $4,710,000 write-off of in-process research and development expenses, the equity in loss of ITC of $437,145 and other nondeductible items and an estimated effective tax rate of approximately 40%. For the year ended December 31, 1997 the Company had a provision for income taxes of $229,500 which reflects the non-deductibility of the in-process research and development expenses of $2,449,000, a portion of the $194,000 restructuring charge recorded in the period then ended, and the utilization of carry-forward net operating losses from previous years.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and marketable securities equal to $3.5 million at December 31, 1999 as compared to $4.0 million as of December 31, 1998. During year ended December 31, 1999, the Company's operations used cash of approximately $203,000 which consists of approximately $15 million of cash used by operations prior to approximately $14 million of noncash charges and before changes in working capital items.

  In July 1998, the Company financed a portion of the acquisition of ENI with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum, The subordinated debt includes certain covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The balance outstanding under the subordinated note at December 31, 1999 was approximately $5.2 million. The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of December 31, 1999, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement. As a result, the Company negotiated a waiver of default with each of these debtholders. Additionally, subsequent to year end, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the NMT Neurosciences division (See Note 3(a) of the Notes to Consolidated Financial Statements in the accompanying financial statements) to reduce the subordinated note payable and the senior secured debt by $500,000 and $7.3 million, respectively.

  Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $518,000 for the year ended December 31, 1999. The Company also spent approximately $1.1 million on purchases of property and equipment in 1999 primarily in connection with the Company's implementation of new management information systems, which was financed through capital lease arrangements. Additionally the Company has entered into a finance facility agreement with a bank for borrowings of approximately $475,000 under which borrowings of $428,000 are outstanding as of December 31, 1999. See Note 9(c) of the Notes to Consolidated Financial Statements in the accompanying financial statements.

  The Company is party to various contractual arrangements including royalty arrangements and employment and consulting agreements with current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. Subsequent to year-end, Thomas M. Tully, President and Chief Executive Officer, resigned from the Company. The amount of his severance of approximately $300,000 will be charged to operations during the second quarter of 2000.

  The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. See Note 10 of Notes to the Consolidated Financial Statements in the accompanying Financial Statements. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

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

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their national currency unit and irrevocably established fixed conversion rates between their existing sovereign currencies
and the euro.   During the three-year transition period between January 1, 1999 and January 1, 2002, the euro will be a "cashless" currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins will be introduced, and legacy currency banknotes and coins will be withdrawn from circulation. No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the legacy currency banknotes and coins will no longer be accepted as legal tender.

  The Company conducts a substantial portion of its business within the member countries of the European Union, and accordingly its existing systems are generally capable of accommodating multiple currencies, including the euro.

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

  As of December 31, 1999, the impact of the euro conversion has not had a material impact on the operations of the Company.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

WE HAVE HISTORICALLY FAILED TO MEET COVENANTS IN OUR LOAN AGREEMENTS AND MAY FACE DIFFICULTIES IN MEETING THEM IN THE FUTURE.

     We financed a significant portion of the acquisition of our neurosurgical instruments business with $20 million of subordinated debt borrowed from an affiliate of J.H. Whitney & Co., one of our significant stockholders. Subsequently, we entered into a $10 million senior secured debt facility with Brown Brothers Harriman & Co. In connection with this refinancing, we negotiated covenants relating to the operation of our business. As of December 31, 1999, we were not in compliance with certain of the debt covenants. In connection with our recent sale of a portion of the neurosurgical instruments business, we obtained a waiver of default from each lender. Although we believe that we will be able to satisfy the covenants as modified, our failure to meet our financial plan could result in our breach of certain of the covenants. If we breach any of these covenants and are not successful in obtaining a waiver, either noteholder could demand immediate repayment of the note. In addition, in the event of a breach of certain of the covenants, the interest rate we owe in connection with the debt may increase. We may seek to refinance this debt. We cannot be certain that we will be able to refinance on terms that are favorable to us or at all.

WE MAY FACE DIFFICULTIES IN SATISFYING OUR FUTURE CAPITAL REQUIREMENTS.

     In the event that we are unable to obtain access to additional capital on terms that are favorable to us or at all, we may fail to meet our financial plan. Moreover, our failure to meet our financial plan could result in our breach of certain debt covenants. Our capital requirements will depend on a number of factors, including:

     .  product sales;
     . progress of research and development programs and preclinical and clinical testing;
     . cost and time involved in obtaining regulatory approvals, and cost of filing; prosecuting, defending and enforcing patent claims and other intellectual property rights; and
     . unanticipated needs for capital, such as, a successful claim for indemnification by the buyer of our neurosurgical instruments business against us under the purchase agreement.

WE FACE CHALLENGES IN REFOCUSING OUR BUSINESS STRATEGY.

     In connection with the commercialization of our CardioSEAL product and the recent sale of a portion of our neurosurgical instruments business, we have had to refocus our business strategy. This refocusing has placed significant demands on management and other resources. Our future success will depend on our ability to manage and implement our refocused business strategy effectively, including by:

     . developing and improving our operational, financial and other internal systems;
     . improving our sales and marketing capabilities; and . continuing to train, motivate and manage our employees.

WE FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

     Before certain of our products can be marketed and sold in the United States, including our CardioSEAL product, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY BECAUSE OF INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY.

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

OUR FUTURE SUCCESS MAY DEPEND IN PART UPON MAINTENANCE OF BUSINESS RELATIONSHIPS WITH COLLABORATORS.

     We have entered into distribution agreements with Bard Radiology and Bard International granting them exclusive distribution rights to our SNF, and into a license agreement with Boston Scientific granting Boston Scientific exclusive worldwide rights to develop, manufacture, market and distribute our stent technology, along with products incorporating such technology. Although Bard Radiology and Bard International have agreed not to sell competing filters, Boston Scientific is not prohibited from selling other stents and, in fact, manufactures and licenses from others a variety of stents that may compete with our stents. Boston Scientific may choose to emphasize such other stents in its developmental and marketing efforts. We cannot be certain that our arrangements will be renewed or that our existing relationships with Bard Radiology, Bard International or Boston Scientific will continue in their current form. Our business could be materially adversely affected if these arrangements prove unsuccessful or if these companies terminate their arrangements with us, negotiate lower prices, sell additional competing products, whether manufactured by themselves or others, or otherwise alter the nature of their relationships with us.

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

     The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practice and ISO 9000. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we, or a third party manufacturer, change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

     Our neurosurgical implants and septal repair devices are generally marketed directly through our direct sales force. Because we have marketed our older products through third parties, we have limited experience marketing our products. In order to market directly the CardioSEAL Septal Occluder and any related products, we will have to develop a marketing and sales organization with technical expertise and distribution capabilities.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

     Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We cannot be certain that:

     . any pending patent applications or any future patent application will result in issued patents;
     . the scope of any patent protection will exclude competitors or provide competitive advantages to us;
     . any of our patents will be held valid if subsequently challenged; or . others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

AS A RESULT OF GOVERNMENT REGULATIONS, WE MAY EXPERIENCE LOWER SALES AND
EARNINGS.

     The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

     . delays in receipt of, or failure to receive, regulatory approvals or clearances;
     .  the loss of previously received approvals or clearances;
     . limitations on the intended use of a device imposed as a condition of regulatory approvals or clearances; or
     .  our failure to comply with existing or future regulatory requirements.

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

WE MAY NOT HAVE SUCCESSFULLY REDESIGNED THE CLAMSHELL SEPTAL REPAIR DEVICE.

     Between 1989 and 1991, Bard sponsored trials of an earlier version of the septal repair device, known as the Clamshell. In 1991, Bard discovered fractures of the stainless steel framework in certain of the devices implanted during such clinical trials and, following such discovery, suspended its clinical trials worldwide except for patients whose status of being at high risk for surgery made their use of the Clamshell particularly necessary. We determined that the fractures were caused by "metal fatigue", resulting from higher than anticipated forces acting on the Clamshell. Our redesign efforts resulted in the design of the current version of the septal repair device. Although the CardioSEAL Septal Occluder has undergone in vitro testing and has obtained limited humanitarian use designation by the FDA, we cannot be certain that such testing accurately simulates the actual forces in the human body or that similar fractures will not occur with the CardioSEAL Septal Occluder. If such fractures occur with adverse clinical consequences, our efforts to commercialize the CardioSEAL Septal Occluder may be significantly delayed, as we may be required to invest significant resources in further design and engineering of the device, or we may even have to discontinue development efforts.

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

INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES THREATENS OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

     In the medical device field, there is intense competition for qualified personnel, and we cannot be assured that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise such as marketing. The failure to attract and retain such personnel could adversely affect the our business.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. As an international concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition and results of operations. The Company's most significant foreign currency exposures relate to the United Kingdom and France, as a result of its manufacturing activities and assets in those countries. The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company's foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations and amounted to a foreign currency transaction gain of $105,000 for the year ended December 31, 1999 as compared with a foreign currency transaction loss of $88,000 for the year ended December 31, 1998. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on June 1, 2000 (the "2000 Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

     Officers are elected on an annual basis and serve at the discretion of the Board.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item is contained in the 2000 Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is contained in the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is contained in the 2000 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements.  The following documents are filed as Appendix A
         --------------------
hereto and are included as part of this Annual Report on Form 10-K:

     Financial Statements of NMT Medical, Inc.:
          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

     (b) Financial Statement Schedules.  The Company is not filing any financial
         -----------------------------
statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

     (c) Exhibits.  The exhibits filed as part of this Annual Report on
         --------
Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. The Company has identified with asterisks in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

     (d) Reports on Form 8-K.  The Company did not file any Reports on Form 8-K
         -------------------
during the fiscal quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NMT MEDICAL, INC.

                               By:  /s/ C. Leonard Gordon
                                    ____________________________________________
                                    C. Leonard Gordon
                                    Acting President and Chief Executive Officer

Dated:  April 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                    TITLE                                 DATE
/s/ C. Leonard Gordon                     Acting President and Chief Executive             April 13, 2000
______________________                    Officer and Director (Principal
C. Leonard Gordon                         Executive Officer)

/s William J. Knight                      Vice President of Finance and                    April 13, 2000
______________________                    Administration and Chief
William J. Knight                         Financial Officer (Principal
                                          Financial and Accounting Officer)

/s/ R. John Fletcher                      Director                                         April 13, 2000
______________________
R. John Fletcher

/s/ Jeffrey R. Jay, M.D.                  Director                                         April 13, 2000
______________________
Jeffrey R. Jay, M.D.

/s/ Morris Simon, M.D.                    Director                                         April 13, 2000
______________________
Morris Simon, M.D.

/s/ Robert A. Van Tassel, M.D.
_______________________                   Director                                         April 13, 2000
Robert A. Van Tassel, M.D.

/s/ Jeffrey F. Thompson                   Director                                         April 13, 2000
_______________________
Jeffrey F. Thompson

                                  Appendix A
                                  ----------

                      NMT MEDICAL, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      NMT MEDICAL, INC. AND SUBSIDIARIES:

Report of Independent Public Accountants...................................  A-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...............  A-3

Consolidated Statements of Operations for the Years Ended December 31,
     1999, 1998, and 1997..................................................  A-4

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1999, 1998, and 1997.....................................  A-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999, 1998, and 1997..................................................  A-6

Notes to Consolidated Financial Statements.................................  A-7


                   Report of Independent Public Accountants


To NMT Medical, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMT Medical, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
April 5, 2000

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          At December 31,
                                                    ------------------------
                                                    1999                1998
                                                    ----                ----
Current assets:
  Cash and cash equivalents                     $  3,533,475       $ 4,007,014
  Marketable securities                                   --         5,113,537
  Accounts receivable, net of allowances
    for doubtful accounts of $913,000 and
    $871,000 in 1999 and 1998, respectively        7,900,099        10,273,861
  Inventories                                      4,634,348         5,283,432
  Prepaid expenses and other current assets        2,429,016         3,308,610
                                                ------------       -----------
     Total current assets                         18,496,938        27,986,454
                                                ------------       -----------

Property, plant and equipment, at cost:
  Land and Buildings                               4,650,000         4,650,000
  Leasehold improvements                           3,154,763         3,469,063
  Laboratory and computer equipment                2,583,691         2,209,252
  Equipment under capital lease                    2,258,982         1,144,982
  Office furniture and equipment                     893,199         1,203,953
                                                ------------       -----------
                                                  13,540,635        12,677,250
  Less--Accumulated depreciation and
    amortization                                   2,522,588           939,102
                                                ------------       -----------
                                                  11,018,047        11,738,148
                                                ------------       -----------

Long-term investments in marketable
  securities                                              --         1,009,401

Notes receivable from Image Technologies
  Corporation                                             --         1,600,898

Goodwill and other intangible assets                      --         6,975,010

Other assets                                         839,733         1,128,218

Net assets from discontinued operations            8,392,448        13,277,000
                                                ------------       -----------

                                                $ 38,747,166       $63,715,129
                                                ============       ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  4,100,081       $ 6,226,190
  Accrued expenses                                 4,629,366         4,215,500
  Current portion of long-term debt
    obligations                                    1,002,877           202,248
                                                ------------       -----------
     Total current liabilities                     9,732,324        10,643,938
                                                ------------       -----------
Long-term debt obligations, net of current
  portion                                         13,570,355        17,544,743
Deferred tax liability                             1,283,008         1,357,808

Commitments (Note 10)

Stockholders' equity:
  Preferred stock, $.001 par value--
    Authorized--3,000,000 shares
    Issued and outstanding--none                          --                --
  Common stock, $.001 par value--
    Authorized--30,000,000 shares
    Issued and outstanding--10,783,278 and
      10,680,117 shares in 1999 and 1998,
      respectively                                    10,784            10,681
  Additional paid-in capital                      41,439,959        40,999,277
  Cumulative translation adjustment                 (708,253)          687,000
  Accumulated deficit                            (26,581,011)       (7,528,318)
                                                ------------       -----------
     Total stockholders' equity                   14,161,479        34,168,640
                                                ------------       -----------
                                                $ 38,747,166       $63,715,129
                                                ============       ===========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                          1999                 1998                 1997
                                                                          ----                 ----                 ----
Revenues:
      Product sales                                                  $ 32,948,584          $23,023,287          $ 8,564,810
      License fees and royalties                                        2,130,539            2,028,973            1,500,000
      Product development                                                     245                1,453               60,898
                                                                     ------------          -----------          -----------
                                                                       35,079,368           25,053,713           10,125,708
                                                                     ------------          -----------          -----------
Expenses:
      Cost of product sales                                            15,215,081           10,819,003            3,765,235
      Research and development                                          4,462,359            3,639,728            2,973,755
      General and administrative                                        9,050,244            5,043,872            2,873,477
      Selling and marketing                                             8,427,357            4,390,739            1,010,123
      Write-down of note receivable from Image
        Technologies Corporation                                        1,364,369                   --                   --
      Impairment of long-lived asset                                    6,801,000                   --                   --
      Acquired in-process research and development                             --            4,710,000            2,449,071
      Merger and integration charge                                            --              687,242                   --
      Restructuring charge                                                     --                   --              193,636
                                                                     ------------          -----------          -----------
                                                                       45,320,410           29,290,584           13,265,297
                                                                     ------------          -----------          -----------
            Loss from operations                                      (10,241,042)          (4,236,871)          (3,139,589)

Equity in net loss of Image Technologies Corporation                     (488,529)            (437,145)                  --
Currency transaction gain (loss)                                          104,625              (87,596)             (14,672)
Interest expense                                                       (2,814,211)          (1,461,346)             (46,152)
Interest income                                                           479,617            1,168,056            1,591,922
                                                                     ------------          -----------          -----------
                                                                       (2,718,498)            (818,031)           1,531,098
                                                                     ------------          -----------          -----------
            Loss before provision for income taxes                    (12,959,540)          (5,054,902)          (1,608,491)

Extraordinary loss on early extinguishment of debt                     (2,618,428)                  --                   --

            Provision  for income taxes                                   180,000              744,538              229,500
                                                                     ------------          -----------          -----------
            Net loss from continuing operations                       (15,757,968)          (5,799,440)          (1,837,991)
                                                                     ------------          -----------          -----------
Discontinued Operations:
            Net income from discontinued operations, net
              of income taxes of $265,000 and $142,000
              during the years ended December 31, 1999
              and 1998, respectively                                      236,827            2,120,000                   --
            Loss on sale of discontinued operations                    (3,531,552)                  --                   --
                                                                     ------------          -----------          -----------
            Net (loss) gain from discontinued operations               (3,294,725)           2,120,000                   --
                                                                     ------------          -----------          -----------
Net Loss                                                             $(19,052,693)         $(3,679,440)         $(1,837,991)
                                                                     ============          ===========          ===========
Basic and diluted net (loss) gain per common share:
            Continuing operations                                          $(1.47)               $(.57)               $(.19)
            Discontinued operations                                          (.31)                 .21                   --
                                                                     ------------          -----------          -----------
            Net loss                                                       $(1.77)               $(.36)               $(.19)
                                                                     ============          ===========          ===========
Basic and diluted weighted average common shares outstanding           10,751,070           10,192,663            9,595,969
                                                                     ============          ===========          ===========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Convertible
                                             Preferred Stock         Common Stock
                                           --------------------  ---------------------   Additional
                                              Number      $.001      Number      $.001    Paid-in      Accumulated
                                           of Shares  Par Value   of Shares  Par Value    Capital        Deficit
                                           ---------  ---------   ---------  ---------    -------        -------
Balance, January 1, 1997                          --      $  --   9,435,922    $ 9,437   $35,321,821   $ (2,010,887)
        Exercise of common stock options          --         --     322,485        322       535,706             --
        Exercise of warrants                      --         --      64,779         65       275,894             --
        Compensation relating to
          acceleration of vesting of
          common stock options                    --         --          --         --       111,576             --
        Tax benefit related to exercise
          of common stock options                 --         --          --         --       366,000             --
        Net loss                                  --         --          --         --            --     (1,837,991)
                                           ---------  ---------  ----------    -------   -----------   ------------
        Total comprehensive loss
Balance, December  31, 1997                       --         --   9,823,186      9,824    36,610,997     (3,848,878)
        Common stock issued under
          the employee stock purchase
          plan                                    --         --      11,972         12        69,221             --
        Common stock issued as a finders'
          fee in connection with  the
          acquisition of Elekta
          Neurosurgical Instruments               --         --     113,793        114       659,885             --

        Common stock issued for original
          issue discount on subordinated
          debt                                    --         --     561,207        561     3,254,440             --
        Exercise of common stock options          --         --     169,959        170       303,055             --
        Compensation relating to
          acceleration of vesting of
          common stock options                    --         --          --         --        11,679             --
        Cumulative translation adjustment         --         --          --         --            --             --
        Tax benefit related to exercise
          of common stock options                 --         --          --         --        90,000             --
        Net loss                                  --         --          --         --            --     (3,679,440)
                                           ---------  ---------  ----------    -------   -----------   ------------
        Total comprehensive loss
Balance, December 31, 1998                        --         --  10,680,117     10,681    40,999,277     (7,528,318)
        Common stock issued under the
          employee stock purchase plan            --         --      22,461         22        59,104             --
        Common stock warrants issued in
          connection with debt waivers            --         --          --         --       128,600             --
        Exercise of common stock options          --         --      80,700         81       106,978             --
        Compensation expense related to
          nonemployee stock options               --         --          --         --       146,000             --
        Cumulative translation
          adjustment                              --         --          --         --            --             --
        Net loss                                  --         --          --         --            --    (19,052,693)
                                           ---------  ---------  ----------    -------   -----------   ------------
        Total comprehensive loss

Balance, December  31, 1999                       --  $      --  10,783,278    $10,784   $41,439,959   $(26,581,011)
                                           =========  =========  ==========    =======   ===========   ============

                Consolidated Statements of Stockholders' Equity - (continued)

                                               Cumulative         Total
                                             Translation       Stockholders'   Comprehensive
                                              Adjustment          Equity           Loss
                                              ----------          ------           ----
Balance, January 1, 1997                        $        --    $ 33,320,371   $          --
        Exercise of common stock options                 --         536,028              --
        Exercise of warrants                             --         275,959              --
        Compensation relating to
          acceleration of vesting of
          common stock options                           --         111,576              --
        Tax benefit related to exercise
          of common stock options                        --         366,000              --
        Net loss                                         --      (1,837,991)     (1,837,991)
                                                -----------    ------------    ------------
        Total comprehensive loss                                                 (1,837,991)
                                                                               ============
Balance, December  31, 1997                              --      32,771,943              --
        Common stock issued under
          the employee stock purchase
          plan                                           --          69,233              --
        Common stock issued as a finders'
          fee in connection with  the
          acquisition of Elekta
          Neurosurgical Instruments                      --         659,999              --
        Common stock issued for origninal
          issue discount on subordinated
          debt                                           --       3,255,001              --
        Exercise of common stock options                 --         303,225              --
        Compensation relating to
          acceleration of vesting of
          common stock options                           --          11,679              --
        Cumulative translation adjustment           687,000         687,000         687,000
        Tax benefit related to exercise
          of common stock options                        --          90,000              --
        Net loss                                         --      (3,679,440)     (3,679,440)
                                                -----------    ------------    ------------
        Total comprehensive loss                                                 (2,992,440)
                                                                               ============
Balance, December  31, 1998                         687,000      34,168,640
        Common stock issued under the
          employee stock purchase plan                   --          59,126              --
        Common stock warrants issued in
          connection with debt waivers                   --         128,600              --
        Exercise of common stock options                 --         107,059              --
        Compensation expense related to
          extension of stock options vesting             --         146,000              --
        Cumulative translation
          adjustment                             (1,395,253)     (1,395,253)     (1,395,253)
        Net loss                                         --     (19,052,693)    (19,052,693)
                                                -----------    ------------    ------------
        Total comprehensive loss                                               $(20,447,946)
                                                                               ============
Balance, December 31, 1999                      $  (708,253)   $ 14,161,479
                                                ===========    ============

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                            ----------------------------------
                                                                                            1999           1998           1997
                                                                                            ----           ----           ----
Cash flows from operating activities:
  Net loss                                                                              $(19,052,693)  $ (3,679,440)   $(1,837,991)
  Net (gain) loss from discontinued operations                                             3,294,725     (2,120,000)            --
                                                                                        ------------   ------------    -----------
  Net loss from continuing operations                                                   $(15,757,968)  $ (5,799,440)   $(1,837,991)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
      Acquired in-process research and development                                                --      4,710,000      2,449,071
      Noncash warrant issuance                                                               128,600             --             --
      Equity in loss of Image Technologies Corporation                                       488,529        437,145             --
      Expense recorded on acceleration and extension of stock options vesting                146,000         11,679        111,576
      Depreciation and amortization                                                        2,067,395      1,391,088        461,141
      Noncash tax provision                                                                  180,000        674,000             --
      Noncash interest expense relating to original issue discount                           531,264        215,490             --
      Noncash interest expense relating to early extinguishment of debt                    2,358,970             --             --
      Write-down of note receivable from Image Technologies Corporation                    1,364,369             --             --
      Impairment of long-lived asset                                                       6,801,000             --             --
      Increase in accounts receivable reserves                                                42,000        596,000             --
      Deferred tax benefit                                                                   (74,800)    (1,019,692)            --
      Changes in assets and liabilities--
      Accounts receivable                                                                  2,078,314     (2,582,685)    (1,535,178)
      Inventories                                                                            579,357      2,745,588       (325,288)
      Prepaid expenses and other current assets                                              794,478        700,406       (500,254)
      Accounts payable                                                                   (1,821,804)    (1,046,530)      (254,176)
      Accrued expenses                                                                     (109,147)     2,714,238        673,966
      Deferred revenue                                                                           --       (300,000)       300,000
                                                                                        ------------   ------------    -----------
         Net cash (used in) provided by continuing operations                               (203,443)     3,447,287       (457,133)
                                                                                        ------------   ------------    -----------
         Net cash used in discontinued operations                                          1,589,828     (4,654,000)            --
                                                                                        ------------   ------------    -----------
Cash flows from investing activities:
  Maturities (purchases) of marketable securities and
    long-term investments                                                                  6,122,938     16,167,143      4,056,855
  Purchases of property, plant and equipment                                                (518,000)      (193,432)      (272,380)
  Increase in other assets                                                                  (497,213)      (636,238)       (81,855)
  Increase in investment in Image Technologies Corporation                                        --     (2,038,043)            --
  Cash paid for acquisition of Image Technologies Corporation,
    net of cash acquired                                                                          --             --     (2,449,071)
  Cash paid for acquisition of Elekta Neurosurgical Instruments,
    net of cash acquired                                                                          --    (32,721,076)            --
                                                                                        ------------   ------------    -----------
         Net cash provided by (used in) investing activities                               5,107,725    (19,421,646)     1,253,549
                                                                                        ------------   ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                     107,059        303,225        811,986
  Proceeds from issuance of common stock pursuant to employee
    stock purchase plan                                                                       59,126         69,233             --
  (Payments of)/proceeds from subordinated notes payable                                 (14,000,000)    20,000,000             --
  Borrowings under financing arrangements                                                    428,000             --             --
  Proceeds from secured notes payable, net                                                 7,279,134             --             --
  Cash paid for deferred financing costs                                                          --       (852,849)            --
  Payments of bank debt                                                                           --       (523,000)            --
  Payments of capital lease obligations                                                     (252,816)      (190,519)      (129,443)
                                                                                        ------------   ------------    -----------
         Net cash (used in) provided by  financing activities                             (6,379,497)    18,806,090        682,543
                                                                                        ------------   ------------    -----------

Effect of exchange rate changes on cash                                                     (588,152)       267,838             --

Net (decrease) increase in cash and cash equivalents                                        (473,539)    (1,554,431)     1,478,959
Cash and cash equivalents, beginning of period                                             4,007,014      5,561,445      4,082,486
                                                                                        ------------   ------------    -----------
Cash and cash equivalents, end of period                                                $  3,533,475   $  4,007,014    $ 5,561,445
                                                                                        ============   ============    ===========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1) OPERATIONS

  NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is sold commercially in the U.S. for certain humanitarian uses only, and in Europe and other international markets. Through its NMT Neurosciences division, the Company develops, manufactures, markets and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery. On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines, including certain assets and liabilities, for approximately $12.0 million cash (see Note 3(a)). The results of these discontinued operations have been included in the accompanying financial statements for the years ended December 31, 1999 and 1998.

  As of December 31, 1999, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement discussed in Notes 9(a) and 9(b). The Company obtained a waiver of default with each of these debtholders and also subsequently paid down approximately $7.8 million of this debt from the proceeds of the sale of the U.K. operations of NMT Neurosciences.

  (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

   (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities

   The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities. Marketable securities are classified as current or long-term based on their remaining maturity as of the balance sheet date.

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified certain of its marketable securities as held-to-maturity and available-for-sale and its long-term investments in marketable securities as held-to-maturity. Held-to-maturity securities represent those securities for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity. There were no unrealized gains or losses as of December 31, 1999 or 1998.

   Cash and cash equivalents, which are carried at cost and approximate market, consist of cash and money market accounts.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities--(continued)

   Marketable securities, with a weighted average maturity of approximately 7 1/2 months at December 31, 1998, consist of the following:

                                                                        AT DECEMBER 31,
                                                                  -------------------------
                                                                  1999                 1998
                                                                  ----                 ----
  Held-to-maturity--
     Eurodollar bonds                                         $       --           $3,310,627
     Corporate debt securities                                        --              502,063
     Medium term notes                                                --              500,847
     Commercial paper                                                 --                   --
     Zero coupon bonds                                                --                   --
                                                              ----------           ----------
                                                                      --            4,313,537
  Available-for-sale--
     Taxable auction securities                                       --              800,000
                                                              ----------           ----------
                                                              $       --           $5,113,537
                                                              ----------           ==========

   There were no realized gains or losses on the sale of available-for-sale securities during 1999 and 1998.

   Long-term investments in marketable securities, with a weighted average maturity of approximately 15 months at December 31, 1998, are carried at cost, which approximates market, and consist of the following:

                                                                        AT DECEMBER 31,
                                                                  -------------------------
                                                                  1999                 1998
                                                                  ----                 ----
  Held-to-maturity--
            Medium-term notes                                 $       --           $1,009,401
            Corporate debt securities                                 --                   --
                                                              ----------           ----------
                                                              $       --           $1,009,401
                                                              ----------           ==========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (c) Cash and Cash Equivalents, Marketable Securities and Long-Term Investments in Marketable Securities--(continued)

   In addition, the following amounts of interest receivable generated from the Company's cash and cash equivalents, marketable securities, and long-term investments in marketable securities are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets:

                                                                    AT DECEMBER 31,
                                                               1999                  1998
                                                       ---------------------  -------------------
  Short-term interest receivable                                       $  --             $117,687
  Long-term interest receivable                                           --               12,985
                                                                       -----             --------
                                                                       $  --             $130,672
                                                                       -----             ========

   (d) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     AT DECEMBER 31,
                                                 1999               1998
                                          ------------------  -----------------
     Components                                   $2,379,474         $2,617,848
     Finished goods                                2,254,874          2,665,584
                                                  ----------         ----------
                                                  $4,634,348         $5,283,432
                                                  ==========         ==========

   Finished goods consist of materials, labor and manufacturing overhead.

   (e) Financial Instruments

   SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, marketable securities, long-term investments in marketable securities, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 1998, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (e) Financial Instrument--(continued)

   The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

   (f) Concentration of Credit Risk

   SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. Accounts receivable subject the Company to the potential for credit risk with customers in the health care industry. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral.
   Historically, the Company has not experienced significant losses related to its accounts receivable. The Company utilizes primarily one distributor for the sales of its filter products. This distributor had amounts due to the Company of approximately $748,000 and $992,000 as of December 31, 1999 and 1998, respectively. This distributor accounted for 26%, 33%, and 65% of product revenues for fiscal 1999, 1998 and 1997, respectively. The Company also had one customer whose revenues accounted for 12% and 10% of product revenues for fiscal 1999 and 1998. This customer's accounts receivable balance represented 5% and 8%, respectively of total accounts receivable for the years ended December 31, 1999 and 1998. The Company has a number of accounts receivable denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 1999 and 1998, foreign sales accounted for 48% and 45% of total revenues, respectively.

   (g) Impairment of Long-Lived Assets

   The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their fair market values.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (g) Impairment of Long-Lived Assets--(continued)

   The carrying value of intangible assets, principally goodwill, is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. At December 31, 1999, the Company recorded a $6,801,000 impairment charge for goodwill recorded upon the acquisition of NMT Neurosciences in July 1998. This impairment charge was determined based upon the Company's analysis of estimated future cash flows of NMT Neurosciences and the carrying value of all of the long-lived assets of NMT Neurosciences which were sold in April 2000. The Company's assessment of the value of the assets of NMT Neurosciences was corroborated by independent outside parties.

   (h) Depreciation and Amortization

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

   (i) Revenue Recognition

   The Company records product sales upon shipment to the customer. Products sold to the Company's distributors are not subject to a right of return for unsold product. License fees, royalties and product development revenue are recognized as earned.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (j)  Net Loss per Common and Potential Common Share

   The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of common stock or potential common stock in the periods prior to the Company's initial public offering. Diluted loss per share is the same as basic loss per share as the effects of the Company's potential common stock (2,066,956, 1,933,273 and 1,746,861 shares for the years ended December 31, 1999, 1998 and 1997, respectively) are antidilutive.

   (k) Foreign Currency

   The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity and amounted to a cumulative loss of approximately $708,000 for the year ended December 31, 1999 and a cumulative gain of $687,000 for the year ended December 31, 1998. There was no foreign currency translation gains or losses for the year ended December 31, 1997. Additionally, the Company had a foreign currency exchange transaction gain of approximately $105,000 for the year ended December 31, 1999 and foreign currency losses of approximately $88,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (l) Comprehensive Income

   The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. If presented on the statement of operations, comprehensive net loss would have increased the reported net loss by $1,395,000 for the year ended December 31, 1999 and decreased the net loss by $687,000 for the year ended December 31, 1998.

   (m) Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137, Deferral of the effective date of the FASB Statement No. 133 is effective for fiscal quarters beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin established guidelines for revenue recognition. The Company does not expect the adoption of this methodology to have a material impact on the financial condition or results of operations.

   (n) Pension Obligations

   In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning December 15, 1997. During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 132, which establishes accounting and reporting disclosure standards for pension and other postretirement benefit plans. As part of the acquisition of Elekta Neurosurgical Instruments (ENI) (See Note 3(b)), the Company assumed a defined benefit plan covering substantially all of its U.K. employees. This defined benefit plan was included in liabilities assumed by the purchaser of the Company's U.K. operations in April 2000 (see Note 3(a)).

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (n) Pension Obligation--(continued)

   In October 1996, the Company adopted a qualified defined contribution plan, the Nitinol Medical Technologies, Inc. 401(k) Plan (the 401(k) Plan) pursuant to which U.S. employees may defer up to 15% of their salary, subject to certain limitations. The Company did not make any employee matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 1999, 1998 and 1997.

   (o) Prior-Year Account Balances

   Certain prior-year account balances have been reclassified to be consistent with the current year's presentation.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   (p) Noncash Investing and Financing Activities

   The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                                      For the Years Ended December 31,
                                                                                    -----------------------------------
                                                                                    1999            1998           1997
                                                                                    ----            ----           ----
Supplemental disclosure of cash flow information:
     Cash paid during the period for--
            Interest                                                          $   1,983,001    $  1,371,912      $ 46,152
                                                                              =============    ============      ========
            Income Taxes                                                      $     121,148    $    728,324      $ 32,000
                                                                              =============    ============      ========
Supplemental disclosure of noncash financing and investing transactions:
   Equipment acquired under capital lease obligations                         $   1,100,000    $    195,827      $400,091
                                                                              =============    ============      ========
   Noncash tax benefit relating to exercise of stock options                  $          --    $     90,000      $366,000
                                                                              =============    ============      ========
   Abandonment of leasehold improvements                                      $          --    $         --      $111,472
                                                                              =============    ============      ========
   Original issue discount recorded related to stock warrant issued in
     connection with subordinated notes payable                               $          --    $  3,255,001      $     --
                                                                              =============    ============      ========
   Acquisition of Elekta Neurosurgical Instruments (ENI):
            Fair value of identifiable assets acquired                        $          --    $ 26,475,000      $     --
            Goodwill and other intangibles                                    $          --      14,396,075            --
            In-process research and development                               $          --       4,710,000            --
            Liabilities assumed                                               $          --     (10,007,000)           --
            Issuance of Common Stock in connection with acquisition           $          --        (659,999)           --
            Cash acquired                                                                --      (2,193,000)           --
                                                                              -------------    ------------      --------
            Cash paid for purchase of ENI, net of cash acquired               $          --    $ 32,721,076      $     --
                                                                              =============    ============      ========

(3)    NMT NEUROSCIENCES DIVISION

    (a)  Sale of U.K. Operations of NMT Neurosciences Division

    On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines and certain assets and liabilities for $12.0 million in cash. The Company recorded a $3.5 million loss on this sale, comprised of net proceeds of $12.0 million less estimated transaction and other costs of $3.7 million, and net assets sold of $11.8 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(3)  NMT NEUROSCIENCES DIVISION--(CONTINUED)

   (a) Sale of U.K. Operations of NMT Neurosciences Division--(continued)

   The net assets sold as of December 31, 1999 consist of the following:

   Current assets                                      $ 6,525,000
   Property and equipment, net                           1,273,000
   Goodwill and other intangible assets, net             6,195,000
                                                       -----------
   Total assets                                         13,993,000
   Current liabilities                                  (2,197,000)
                                                       -----------
                                                       $11,796,000
                                                       ===========

   The consolidated financial statements of the Company have been restated to reflect the financial results of the U.K. entity as a discontinued operation for the years ended December 31, 1999 and 1998. The Company did not allocate interest expense associated with the senior secured debt and subordinated notes discussed in Notes 9(a) and 9(b) to discontinued operations. The discontinued operation is estimated to have break-even operating results for the first quarter of 2000.

   The Company used approximately $7.3 million of the proceeds from this sale to fully pay down its senior secured debt agreement and $500,000 to pay down its subordinated note agreement as discussed in Notes 9(a) and 9(b).


   (b) Acquisition of Elekta Neurosurgical Instruments

   On July 8, 1998, the Company acquired ENI, the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately
   $33 million, plus acquisition costs of approximately $3.1 million. The acquisition has been accounted for as a purchase in accordance with the requirements of Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition. The transaction was financed with $13 million of the Company's cash, $3.1 million of acquisition costs and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company (see Note 9(a)). A significant portion of the purchase price was identified as intangible assets in an independent appraisal, using proven valuation procedures and techniques.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(3)  NMT NEUROSCIENCES DIVISION--(CONTINUED)

   (b) Acquisition of Elekta Neurosurgical Instruments--(continued)

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

   These estimates are subject to change given the uncertainties of the development process. At the date of acquisition, the development of these programs had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were written off during the year ended December 31, 1998. For income tax purposes, a significant portion of the acquisition represented the purchase of stock with a carryover tax basis. Accordingly, a deferred tax liability has been established to account for the book and tax differences in book value for building and leasehold improvements.

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
                                           -----------
                                           $17,150,000
                                           ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(3)  NMT NEUROSCIENCES DIVISION--(CONTINUED)

   (b) Acquisition of Elekta Neurosurgical Instruments--(continued)

   The total consideration allocated to the fair market value of assets and liabilities acquired on the purchase date is as follows, net of cash acquired of approximately $2.2 million:

   Accounts receivable                                         $ 5,578,000
   Inventories                                                   6,688,000
   Prepaid expenses and other current assets                     2,024,000
   Property and equipment                                        9,992,000
   Goodwill and other intangible assets                         14,396,075
   In-process research and development                           4,710,000
   Accounts payable and accrued expenses                        (7,324,000)
   Senior debt                                                    (523,000)
   Deferred tax liability                                       (2,160,000)
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

  The following table presents selected unaudited financial information of the Company and the neurosurgical division of Elekta AB, assuming the companies combined on January 1, 1998. The unaudited pro forma results are not necessarily indicative of either the actual results that would have occurred had the acquisition been consummated on January 1, 1998 or of future results:

                                                For the
                                              Year Ended
                                              December 31,
                                                  1998
                                                  ----
                                              (Unaudited)

      Pro forma net revenues                  $35,315,000
                                              ===========
      Pro forma net loss                      $(8,380,000)
                                              ===========
      Basic and diluted weighted average
        common shares outstanding              10,543,663
                                              ===========
      Basic and diluted net loss per
        common share                          $      (.79)
                                              ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(4) INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

   In May 1997, the Company invested $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's redeemable convertible Series A preferred stock, $.01 par value per share, which represented a 23% ownership interest in ITC. During the years ended
   December 31, 1999 and 1998, the Company recorded $489,000 and $437,000, respectively, as its equity in the net loss of ITC. Under the terms of this agreement, the Company also extended to ITC a $2 million credit line that bears interest at 10% per annum, payable monthly beginning March 31, 2001. This $2 million senior note is secured by substantially all of the assets of ITC. The principal amount of the note is convertible, at the option of the Company, into additional shares of ITC Series A preferred stock at a price per share of $2.54 at any time before January 1, 2001 and, if converted, any interest accrued as of such date shall be forgiven. If not converted, the note is payable on December 31, 2002. On December 30, 1998 and February 3, 1999, the Company amended its revolving credit note agreement with ITC to provide for additional borrowings of $50,000 and $100,000, respectively, under which ITC borrowed $38,043 and $100,000. The borrowings under the $50,000 note were repaid in April 1999. The $100,000 note accrues interest at 10% per annum and is generally subject to the same terms as the $2 million credit line agreement, except that it is convertible into additional shares of ITC Series A preferred stock at a price per share of $9.97. In connection with the issuance of the $100,000 note, ITC granted a warrant to the Company to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share. As of December 31, 1999, ITC borrowed $2.1 million under these agreements and owes the Company accrued interest of $281,000. During the year ended
   December 31, 1999, the Company performed a detailed review of the ITC operations. Based upon this analysis and discussion with ITC's management and investors, the Company determined that there was a significant risk that its notes receivable would be repaid by ITC. The analyses and discussions indicated that during the year ended December 31, 1999, ITC had insufficient cash resources to fund its operations, that product revenue had declined during 1999 and was far below planned levels and that ITC was seeking additional capital from numerous sources and that any future financing would possibly be dilutive to the Company's equity position and may contain a security interest senior to the Company's notes receivable. Accordingly, the Company charged the carrying value of the notes receivable to operations during the year ended December 31, 1999.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

 (5) RESTRUCTURING CHARGE

   During 1997, the Company reorganized its vena cava filter operations and brought the assembly of its straight-line vena cava filters in-house. In connection with this restructuring, the Company reduced staff and incurred other nonrecurring costs. The $194,000 restructuring charge in the accompanying statements of operations includes a noncash charge of $112,000 for the accelerated vesting of certain stock options, cash severance and benefits of $62,000, and $20,000 for the transfer of assembly technology. Other start-up costs related to the in-house assembly of the straight-line vena cava filter, including the training of manufacturing personnel and associated materials and overhead, are included in cost of goods sold in the accompanying statements of operations.

(6) MERGER AND INTEGRATION CHARGE

   In connection with the acquisition of ENI on July 8, 1998, the Company reorganized its operations and recorded approximately $687,000 in merger and integration expenses during the year ended December 31, 1998. This amount consists principally of employee severance and replacement costs of $374,000, employee relocation costs of $152,000 and printing and corporate name change costs of $161,000. As of December 31, 1998, the accompanying consolidated balance sheet included approximately $235,000 of merger and integration expenses that were incurred but not yet paid. There are no such accrued expenses on the balance sheet as of December 31, 1999.

(7) INCOME TAXES

   The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

   The provision for income taxes in the accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998 consists of the following:

                                            At December 31,
                                         --------------------
                                         1999            1998
                                         ----            ----
            Foreign - current         $ 180,000      $  701,192
            Federal - current          (300,000)        411,038
            State - current                  --          13,000
                                      ---------      ----------
                                       (120,000)      1,125,230
                                      ---------      ----------

            Foreign - deferred          (75,000)       (169,192)
            Federal - deferred          375,000        (167,500)
            State - deferred                 --         (44,000)
                                      ---------      ----------
                                        300,000        (380,692)
                                      ---------      ----------
                                      $ 180,000      $  744,538
                                      =========      ==========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

   The Company has federal and state net operating loss carryforwards of approximately $15 million to reduce to reduce federal and state taxable income in future periods, if any and approximately $50,000 and $140,000 of federal and state tax credit carryforwards, respectively, to reduce federal and state income taxes in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in significant ownership of the Company over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2019.

   As of December 31, 1999, the Company has available foreign net operating loss carryforwards of approximately $1.2 million. These operating losses were acquired in connection with the purchase of ENI, as discussed in Note 3. The Company did not allocate any of the purchase price to the net operating losses due to the uncertainty surrounding the ability to utilize the losses and the possibility that the losses are subject to review and possible adjustments by foreign tax authorities. The Company was able to utilize approximately $450,000 and $1.8 million of acquired operating losses during the years ended December 31, 1999 and 1998, respectively and credited the benefit of such losses of $180,000 and $674,000 to goodwill. The Company recorded the tax effect of utilizing these loss carryforwards as a reduction in the carrying value of the goodwill.

   The provision for income taxes in the year ended December 31, 1999 represents the taxes on income generated in France by NMT Neurosciences. The Company generated a net operating loss for federal and state income tax purposes in the United States in the year ended December 31, 1999.

   The provision for income taxes in 1998 and 1997 is calculated on the income before provision for taxes without taking into account the write-off of acquired in-process research and development, the equity in the loss of ITC
   and goodwill amortization.    The acquired in-process write-off was
   $4,710,000 and $2,449,071 for 1998 and 1997, respectively, the equity in the net loss of ITC was $437,145 for 1998, and the goodwill amortization was $140,000 and $0 for 1998 and 1997, respectively.

   The tax effects of temporary differences that give rise to the significant portions of the current deferred tax asset (included in prepaid expenses and other current assets) and long-term deferred tax liability at December 31, 1999 and 1998 are as follows:

                                                          At December 31,
                                                      ---------------------
                                                      1999             1998
                                                      ----             ----
    Net operating loss carryforwards              $ 1,646,000      $        --
    Tax credit carryforwards                          190,000               --

    Timing differences, including reserves
     accruals, and write-offs                       5,867,000          725,000
                                                  -----------      -----------
                                                    7,703,000          725,000
    Less - valuation allowance                     (7,703,000)        (350,000)
                                                  -----------      -----------
      Net deferred tax asset                               --          375,000
Deferred tax liability related to
  acquisition of ENI                               (1,283,008)      (1,357,808)
                                                  -----------      -----------
Net deferred tax asset (liability)                $(1,283,008)     $  (982,808)
                                                  ===========      ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

   The Company has provided a valuation allowance for its gross deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The deferred tax liability relates primarily to the tax impact of the difference in the tax basis and book basis of the building and leasehold improvements resulting from the ENI purchase accounting. This difference in basis will not be deductible in future years. See Note 3.

(8) DEFERRED REVENUE

   On November 22, 1994, the Company licensed exclusive, worldwide rights, including the right to sublicense to others, to develop, produce and market its stent technology to an unrelated third party (the License Agreement). Under the License Agreement the Company earned $1,829,000, $1,729,000 and $1,200,000 in license revenues during the years ended December 31, 1999, 1998 and 1997, respectively.

(9) DEBT OBLIGATIONS

   The Company has the following debt outstanding as of December 31, 1999 and 1998:

                                               1999              1998
                                               ----              ----
Subordinated note payable                  $ 5,232,412       $16,960,489
Senior secured notes payable                 7,279,134                --
Capital lease obligations                    1,633,686           786,502
Line of credit facility                        428,000                --
                                           -----------       -----------
                                            14,573,232        17,746,991
Less-Current portion                         1,002,877           202,248
                                           -----------       -----------
                                           $13,570,355       $17,544,743
                                           ===========       ===========

   (a) Subordinated Note Payable

   The Company financed a significant portion of the acquisition of ENI (see
   Note 3(b)) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

   On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (See Note 9(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. In conjunction with this transaction, the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the accompanying statement of operations which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable. The remaining original issue discount at December 31, 1999, is being amortized to interest expense over the remaining term of the subordinated debt of 45 months. The Company recorded approximately $531,000 of interest expense relating to the amortization of original issue discount for the year ended December 31, 1999. As of December 31, 1999, the Company was not in compliance with certain of the debt covenants of the subordinated note payable and has obtained a waiver of default from the holder of the note. Subsequent to year-end, the Company paid down $500,000 of this note from the proceeds obtained in connection with the sale of part of its Neurosciences division (see Note 3(a)).

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9) DEBT OBLIGATIONS--(CONTINUED)

   (b) Senior Secured Debt

   On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (See
   Note 9(a)). The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed. The facility has a term of three years with interest payable monthly at the bank's prime lending rate (8.5% at December 31, 1999) on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of December 31, 1999, the Company had outstanding borrowings of $7.3 million under this facility. As of December 31, 1999, the Company was not in compliance with certain of the debt covenants of the secured debt facility and has obtained a waiver of default from the bank. Subsequent to year-end, the Company paid down this note in its entirety from the proceeds obtained in connection with the sale of part of its Neurosciences division (see Note 3(a)).


   (c) Capital Lease Obligations

   In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leases equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through November 2001. Borrowings of $572,000 were made under this agreement, of which $202,000 was outstanding as of December 31, 1999.

   Upon expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provided the Company with similar terms and the option to borrow up to $1 million in the aggregate for the Company and ITC through March 31, 1998. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through December 2002. Borrowings of $376,000 and $250,000 were made under this agreement by the Company and ITC, respectively, of which $196,000 and $113,000 were outstanding as of December 31, 1999.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9) DEBT OBLIGATIONS--(CONTINUED)

   (c) Capital Lease Obligations--(continued)

   On April 1, 1998, the Company entered into a new agreement with this bank that provided the Company and ITC with similar terms and the option to borrow up to $750,000 through March 31, 1999. Borrowings of $169,000 and $163,000 have been made under this new agreement by the Company and ITC, respectively, of which $128,000 and $124,000 were outstanding as of December 31, 1999, respectively. Leases under these agreements are payable in equal monthly installments over a period of 60 months and expire through May 2004. The Company guarantees the outstanding leases of ITC under these agreements.

   In June 1999, the Company entered into a lease agreement with a bank for approximately $150,000 to be used for equipment purchases. Borrowings under this agreement accrue interest at 6.67%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in June 2002. Approximately $105,000 is outstanding under this agreement as of December 31, 1999.

   In December 1999, the Company entered into a lease agreement with a bank for approximately $1 million to be used for equipment purchases. Borrowings under this agreement accrue interest at 5.64%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in December 2002. Approximately $1 million of borrowings are outstanding as of December 31, 1999.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9) DEBT OBLIGATIONS--(CONTINUED)

   (c)  Capital Lease Obligations--(continued)

   Future minimum lease payments under the capital lease obligations of the Company as of December 31, 1999 are approximately as follows:

        Year Ending                                          Amount
        -----------                                          ------
            2000                                          $   728,961
            2001                                              575,507
            2002                                              446,920
            2003                                               35,674
            2004                                                1,854
                                                          -----------
                   Total minimum lease payments             1,788,916
          Less--Amount representing interest                  155,230
                                                          -----------
                                                            1,633,686
          Less--Current portion                               574,877
                                                          -----------
                                                          $ 1,058,809
                                                          ===========

(d)    Line-of-Credit Facility

   In June 1999 the Company entered into a finance facility agreement with a bank for approximately $475,000. Borrowings under this facility accrue interest at a rate of 5.38% per annum and are collateralized by the Company's accounts receivables. Borrowings of $428,000 under this line were outstanding as of December 31, 1999.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9) DEBT OBLIGATIONS--(CONTINUED)

   (e) Future Maturities of Debt Obligations

   Future payments of the Company's subordinated note, senior secured debt, and capital lease obligations are as follows:

        Year Ending                                          Amount
        -----------                                          ------
            2000                                          $ 1,156,961
            2001                                              575,507
            2002                                            7,726,054
            2003                                            6,035,674
            2004                                                1,854
                                                          -----------
                                                           15,496,050

Less--Unamortized original issue discount                    (767,588)
Less--Amount representing interest                           (155,230)
                                                          -----------
                                                          $14,573,232
                                                          ===========

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

   (b) Operating Leases

   The Company has entered into operating leases for office and laboratory space and for motor vehicle leases. These leases expire through 2006. The leases require payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base-year amounts.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(10) COMMITMENTS--(CONTINUED)

   Future minimum rental payments due under operating lease agreements as of December 31, 1999 are approximately as follows:

       Year Ending                             Amount
       -----------                             ------
          2000                              $  608,000
          2001                                 635,000
          2002                                 677,000
          2003                                 637,000
          2004                                 551,000
          Thereafter                           872,000
                                            ----------
                                            $3,980,000
                                            ==========

   Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $602,000, $524,000 and $482,000, respectively. In addition, the Company is a guarantor of the lease of office space for ITC (see
   Note 9(c)).

   (c) Royalties

   The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, the Company has agreed to pay royalties to certain employees based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $15,000 per year. Royalty expense under royalty agreements was $838,000, $640,000 and $278,000 for the years December 31, 1999, 1998 and 1997, respectively.

   In addition to the royalties discussed above, during the year ended December 31, 1998, the Company entered into an agreement to pay royalties of $87,500 per quarter to two individuals for a product for which these individuals own the rights. Payment of these royalties began in the fourth quarter of 1998 and are to be paid each quarter through the quarter ending September 30, 2001. The Company paid $350,000 for such royalties during the year ended December 31, 1999 of which approximately $50,000 has been expensed during 1999 and the remaining royalties will be expensed over the life of the royalty arrangement.

   Additionally, these individuals are also to receive $50,000 per quarter for their product development and marketing consulting efforts. These payments began in the third quarter of 1998 and will continue each quarter through the quarter ended June 30, 2000. The Company recorded $200,000 and $100,000 for such services during the years ended December 31, 1999 and 1998, respectively.

   (d) Legal Proceedings

   In papers dated November 24, 1999 Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta as discussed in Note 3(b). Elekta seeks approximately $1.6 million in damages. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for approximately $2.5 million for Elekta's breach of the

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. The parties are currently in the pleadings stage.


(11) STOCK OPTIONS AND WARRANTS

   (a) Nonqualified Stock Options

   The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire on the earlier of approximately seven to ten years from date of issuance or 90 days after termination of service as an officer, director, employee and/or consultant. As of December 31, 1999, 1,097,068 shares are subject to outstanding options at exercise prices of $.76-$14.00 per share.

   (b) Stock Option Plans

   1994 Stock Option Plan.   In May 1994, the Board of Directors approved a
   stock option plan (the 1994 Plan), which authorizes the Company to issue options to purchase up to 315,789 shares of the Company's common stock. The Company may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors. Through December 31, 1999 the Company has granted 308,368 options under this plan and does not intend to grant any additional options under this plan. As of December 31, 1999, 58,880 shares are subject to outstanding options at exercise prices of $2.15- $8.93 per share.

   1996 Stock Option Plan.   The Nitinol Medical Technologies, Inc. 1996 Stock
   Option Plan (the 1996 Plan) was approved by the Company's stockholders in July 1996. The 1996 Plan provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 1999, 586,284 shares are subject to outstanding options at exercise prices of $2.00-$14.63 per share. The Board of Directors has appointed a Stock Option Committee of the Board as the Plan Administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of options granted under the 1996 Plan. At December 31, 1999, 13,716 shares are available for future grants under the 1996 Plan.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (b) Stock Option Plans--(continued)

   The 1996 Director's Stock Plan.   The Nitinol Medical Technologies, Inc. 1996
   stock option plan for nonemployee directors (the 1996 Directors' Stock Plan) was approved by the Company's stockholders in July 1996. The 1996 Directors' Stock Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to directors of the Company who are not employees of the Company and who do not otherwise receive compensation from the Company. Under the 1996 Directors' Stock Plan, 150,000 shares of common stock have been reserved for issuance of options. Each eligible director serving on the Board on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of common stock at a price equal to the initial public offering price, subject to vesting in equal monthly installments over a period of three years.

   In the future, each nonemployee director not otherwise compensated by the Company who joins the Board will automatically receive an initial grant of options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period.

   In each year other than the year in which a director receives an initial grant of options, such director will automatically receive options to purchase 2,500 shares of common stock that shall become fully vested six months after the date of grant. As of December 31, 1999, 87,500 shares are subject to outstanding options at an exercise price of $3.38-$13.13 per share, of which 83,056 shares are exercisable.

   1998 Stock Incentive Plan.   The Nitinol Medical Technologies, Inc. 1998
   Stock Incentive Plan (the 1998 Plan) was approved by the Company's stockholders during 1998. The 1998 Plan provides for the grant of options to acquire a maximum of 800,000 shares of common stock. As of December 31, 1999, 237,225 shares are subject to outstanding options at exercise prices of $2.75-$6.50 per share. The 1998 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. Subject to the terms of the 1998 Plan, the Board of Directors determines the terms and conditions of options granted under the 1998 Plan. As of December 31, 1999, 562,775 shares are available for future grants under the 1998 Plan.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (b) Stock Option Plans--(continued)

   The following table summarizes all stock option activity under all of the Company's stock option plans, including grants outside of the 1998, 1996 and 1994 Plans:

                                                                   WEIGHTED
                                                               AVERAGE EXERCISE
                                             NUMBER OF            PRICE PER
                                              SHARES                SHARE
                                              ------                -----
         Balance, January 1, 1997           1,972,257              $ 3.56
            Granted                           141,500               12.04
            Canceled                          (44,411)               9.72
            Exercised                        (322,485)               1.68
                                            ---------              ------
         Balance, December 31, 1997         1,746,861                4.44
            Granted                           459,600                7.20
            Canceled                         (103,229)               9.19
            Exercised                        (169,959)               1.79
                                            ---------              ------
         Balance, December 31, 1998         1,933,273                5.05
                                            ---------              ------
            Granted                           281,675                3.70
            Canceled                          (67,292)               8.67
            Exercised                         (80,700)               1.33
                                            ---------              ------
         Balance, December 31, 1999         2,066,956              $ 4.90
                                            ---------              ------
         Exercisable, December 31, 1999     1,470,903              $ 4.32
                                            =========              ======
         Exercisable, December 31, 1998     1,286,891              $ 3.67
                                            =========              ======
         Exercisable, December 31, 1997     1,037,188              $ 2.99
                                            =========              ======

   The following detail pertains to outstanding options of the Company at December 31, 1998:

                                       WEIGHTED AVERAGE   WEIGHTED AVERAGE                   WEIGHTED AVERAGE
    NUMBER OF        EXERCISE PRICE     EXERCISE PRICE        REMAINING         NUMBER OF     EXERCISE PRICE
     SHARES            RANGE PER          PER SHARE      CONTRACTUAL LIFE OF     SHARES          PER SHARE
   OUTSTANDING     SHARE OUTSTANDING     OUTSTANDING     OPTIONS OUTSTANDING   EXERCISABLE      EXERCISABLE
-----------------  ------------------  ----------------  -------------------  -------------  -----------------
   1,106,181        $   .76-4.25            $ 2.29           6.42 Years           923,436         $ 2.13
     903,525          4.38-10.88              7.59           7.68 Years           514,717           7.83
      57,250         11.50-14.63             12.70           7.35 Years            32,750          12.74
   ---------        ------------            ------           ----------         ---------         ------
   2,066,956        $ .76-$14.63            $ 4.90           7.00 Years         1,470,903         $ 4.32
   =========        ============            ======           ==========         =========         ======

   The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (b) Stock Option Plans--(continued)

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

   The assumptions used and the weighted average information for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                       1999             1998           1997
                                       ----             ----           ----
   Risk-free interest rates        4.80%-6.38%      4.65%-5.72%     5.71%-6.61%
   Expected dividend yield                 --               --              --
   Expected lives                     7 years          7 years       3-5 years
   Expected volatility                     87%              66%             67%
   Weighted average grant-date
     fair value of options
     granted during the period    $      2.90      $      4.66     $      6.38

   The effect of applying SFAS No. 123 would be as follows for the years ended December 31, 1999, 1998 and 1997:

                                       1999             1998           1997
                                       ----             ----           ----
Net loss:
       As reported               $(19,052,693)     $(3,679,440)    $(2,670,975)
                                 ============      ===========     ===========
       Pro forma                 $(20,101,646)     $(4,564,706)    $(2,670,975)
                                 ============      ===========     ===========
Basic and diluted net loss
  per common share:
       As reported               $      (1.77)     $      (.36)    $      (.28)
                                 ============      ===========     ===========
       Pro forma                 $      (2.10)     $      (.47)    $      (.28)
                                 ============      ===========     ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS--(CONTINUED)

   (c) Warrants

   The following table summarizes the Company's warrant activity :

                                                                    WEIGHTED
                                                               AVERAGE EXERCISE
                                              NUMBER OF            PRICE PER
                                                SHARES               SHARE
                                                ------               -----
         Balance, January 1, 1997              253,031               $3.48
            Exercised                          (64,779)               4.26
                                               -------               -----
         Balance, December 31, 1997            188,252                3.21
            Granted                             28,489                2.15
            Canceled                                --                  --
            Exercised                               --                  --
                                               -------               -----
         Balance, December 31, 1998            216,741                3.07
            Granted                             25,000                3.41
                                               -------               -----
         Balance, December 31, 1999            241,741               $3.10
                                               =======               =====
         Exercisable, December 31, 1999        241,741               $3.10
                                               =======               =====

   On April 15, 1999, the Company negotiated a waiver of the default with the holder of the subordinated note payable (see note 9(a)). In connection with such waiver, the Company issued to the noteholder warrants to purchase 25,000 shares of common stock at $3.41 per share.

   Subsequent to year-end in connection with the Company's pay-down of debt discussed in note 9(c), the Company issued the noteholder warrants to purchase 20,000 shares of the Company's common stock at $4.94 per share.

   The Company determined the value of these warrants using the Black-Scholes option pricing model.

   (d) Employee Stock Purchase Plan

   Effective October 1, 1997, the Company's shareholders approved an employee stock purchase plan (the Stock Plan). The Stock Plan allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's stock on the either the beginning or ending of the six-month offering period. The Company has reserved 90,000 of its $.001 par value common stock for issuance under this Stock Plan. The Company issued 22,461 shares of common stock under the Stock Plan during the year ended December 31, 1999.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

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

   (13) RELATED PARTY TRANSACTIONS

   Three stockholders of the Company and related entities provided management consulting services to the Company during the year ended December 31, 1997 amounting to $196,000. During the years ended December 31, 1999 and 1998, only one shareholder provided consulting services to the Company, at a rate of $100,000 per annum. Additionally, during the year ended December 31, 1999, an affiliate of a stockholder provided consulting services to the Company amounting to approximately $103,000.

   In September 1998, a former employee of the Company entered into a secured promissory note agreement with the Company under which the former employee borrowed $167,100, which accrues interest at 10 % per annum, and was due the earlier of September 30, 1999 or the tenth business day on which the closing price of the Company's stock is greater than $8.00 per share for any consecutive three-day period. As of December 31, 1999, the amount owed under this note agreement is approximately $131,000. The note agreement was extended under similar terms to September 30, 2000 and was paid in full subsequent to year-end.

   On September 1, 1998, a former employee of the Company borrowed $25,000 from the Company. The loan accrues interest at 10.101% per annum and is collateralized. The loan was due on January 15, 2000 but was subsequently extended to March 31, 2000 under similar terms.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

   (14) ACCRUED EXPENSES

   Accrued expenses consist of the following:


                                                            AT DECEMBER 31,
                                                        ---------------------
                                                        1999             1998
                                                        ----             ----
     Payroll and payroll related                     $1,607,773      $1,518,859
     Taxes                                              635,530         954,860
     Other accrued expenses                           2,386,063       1,741,781
                                                     ----------      ----------
                                                     $4,629,366      $4,215,500
                                                     ==========      ==========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

   (15) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   Revenues by country for the years ended December 31, 1999, 1998 and 1997 are as follows:

Destination                   1999               1998              1997
-----------                   ----               ----              ----
    United States         $18,251,000        $13,835,000       $ 8,201,848
    The Netherlands         4,565,000          2,870,000            93,600
    Germany                 2,986,000          1,872,000           440,480
    Other                   9,277,368          6,476,713         1,389,780
                          -----------        -----------       -----------
                          $35,079,368        $25,053,713       $10,125,708
                          ===========        ===========       ===========

   Long-lived assets by country as of December 31, 1999 and 1998 are as follows:

Destination                   1999               1998
-----------                   ----               ----
      France              $ 8,282,000        $ 7,937,000
      United States         5,201,635          4,690,750
      Other                    57,000             49,500
                          -----------        -----------
                          $13,540,635        $12,677,250
                          ===========        ===========

   (16) SEGMENT REPORTING

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

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

   (16) SEGMENT REPORTING--(CONTINUED)

   The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e. the core technologies segment includes minimally-invasive medical devices that were the primary products of the Company prior to the acquisition of ENI, while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI).

   The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

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

                                                                      FOR  THE YEARS ENDED DECEMBER  31,
                                                               ----------------------------------------------
                                                               1999                1998                  1997
                                                               ----                ----                  ----
  Segment Revenues:
     Core technologies products                            $ 15,058,368        $13,989,713           $10,125,728
     Neurosurgical products                                  20,021,000         11,064,000                    --
                                                           ------------        -----------           -----------
           Total                                           $ 35,079,368        $25,053,713           $10,125,728
                                                           ============        ===========           ===========

  Segment Interest Income:
     Core technologies products                            $    479,617        $ 1,168,056           $ 1,591,922
     Neurosurgical products                                          --                 --                    --
                                                           ------------        -----------           -----------
           Total                                           $    479,617        $ 1,168,056           $ 1,591,922
                                                           ============        ===========           ===========

  Segment Interest Expense:
     Core technologies products                            $  2,426,211        $ 1,324,346           $    46,152
     Neurosurgical products                                     388,000            137,000                    --
                                                           ------------        -----------           -----------
           Total                                           $  2,814,211        $ 1,461,346           $    46,152
                                                           ============        ===========           ===========

  Segment Income Tax Provision:
     Core technologies products                            $         --        $   744,538          $   229,500
     Neurosurgical products                                     180,000                 --                   --
                                                           ------------        -----------           -----------
           Total                                           $    180,000        $   744,538           $   229,500
                                                           ============        ===========           ===========

  Segment Depreciation and Amortization:
     Core technologies products                            $  1,071,395        $   892,088           $   461,141
     Neurosurgical products                                     966,000            499,000                    --
                                                           ------------        -----------           -----------
           Total                                           $  2,067,395        $ 1,391,088           $   461,141
                                                           ============        ===========           ===========

  Segment Equity in Net Loss of Investees:
     Core technologies products                            $   (488,529)       $  (437,145)          $        --
     Neurosurgical products                                          --                 --                    --
                                                           ------------        -----------           -----------
           Total                                           $   (488,529)       $  (437,145)          $        --
                                                           ============        ===========           ===========


NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                                                      FOR  THE YEARS ENDED DECEMBER  31,
                                                               ----------------------------------------------
                                                               1999                1998                  1997
                                                               ----                ----                  ----
  Segment Signficant Noncash Items:
     Core technologies products                            $  8,165,369        $ 5,397,242           $ 2,642,707
     Neurosurgical products                                          --                 --                    --
                                                           ------------        -----------           -----------
           Total                                           $  8,165,369        $ 5,397,242           $ 2,642,707
                                                           ============        ===========           ===========

  Segment Income (Loss):
     Core technologies products                            $(14,455,968)       $(5,378,440)          $(1,837,991)
     Neurosurgical products                                  (1,302,000)          (421,000)                   --
                                                           ------------        -----------           -----------
           Total net loss                                  $(15,757,968)       $(5,799,440)          $(1,837,991)
                                                           ============        ===========           ===========


   Segment balance sheet information is as follows as of December 31, 1999 and 1998:

                                                     1999              1998
                                                     ----              ----
  Segment Long-Lived Tangible Assets:
     Core technologies products                 $ 3,963,402       $ 3,682,017
     Neurosurgical products                       9,577,233         8,995,233
                                                -----------       -----------
           Total                                $13,540,635       $12,677,250
                                                ===========       ===========

   (17) VALUATION OF QUALIFYING ACCOUNTS

   The following table sets forth the activity in the Company's allowance for doubtful accounts and sales returns:

                              BALANCE AT      PROVISION FOR    UNCOLLECTIBLE
    YEARS ENDED              BEGINNING OF      BAD DEBT AND       AMOUNTS              OTHER         BALANCE AT END
    DECEMBER 31,               PERIOD            RETURNS        WRITTEN OFF          ADDITIONS         OF PERIOD
    ------------               ------            -------        -----------          ---------         ---------
       1997                    17,000           108,000                --                 --            125,000
       1998                   125,000           596,000            (5,000)           155,000*           871,000
       1999                   871,000           185,000          (143,000)                --            913,000

* represents additions arising from the acquisition of ENI, net of reserves reclassified to net assets from discontinued operations.

                                 EXHIBIT INDEX

Exhibit No.            Description of Exhibit
-----------            ----------------------
    2.1    Purchase Agreement, dated as of May, 1998, between the company and
           Elekta AB (PUBL), as amended by Amendment No. 1 dated as of July 8,
           1998. (4)

    2.2    Purchase Agreement by and among the Company, NMT NeuroSciences (US),
           Inc., NMT NeuroSciences Holdings (UK) Ltd., NMT NeuroSciences (UK)
           Ltd., Spembly Medical Ltd., Spembly Cryosurgery Ltd., Swedemed AB,
           Integra Neurosciences Holdings (UK) Ltd., and Integra Selector
           Corporation, dated as of March 20, 2000.

    2.3 Asset Purchase Agreement by and among NMT NeuroSciences (US), Inc., the Company and Integra Selector Corporation, dated as of March 20,
           2000.

    3.1    Second Amended and Restated Certificate of Incorporation. (5)

    3.2    Certificate of Amendment to the Company's Second Amended and Restated
           Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (9)

    3.3    Amended and Restated By-laws. (1)

    4.1    Form of Common Stock Certificate.

    4.2    Rights Agreement, dated as of June 7, 1999, between NMT Medical, Inc.

           and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (8)

   10.1    Stock Purchase Agreement by and among the Company, Whitney Equity
           Partners, L.P., Boston Scientific Corporation, David J. Morrison,
           Corporate Decisions, Inc., dated as of February 16, 1996. (1)

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

   10.4    Stock Purchase Warrant by and between the Company and Fletcher
           Spaght, Inc., dated as of July 1, 1998. (11)

   10.5    Stock Purchase Warrant by and between the Company and David A.
           Chazanovitz, dated as of  July 1, 1998. (11)

   10.6    Registration Rights Agreement by and between the Company and Fletcher
           Spaght, Inc., dated as of February 14, 1996. (1)

   10.6.1  Amendment No. 1, dated July 1, 1998 to the Registration Rights
           Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (11)

Exhibit No.            Description of Exhibit
-----------            ----------------------
    10.7   Distribution Agreement by and between the Company and the Bard
           Radiology division of C.R. Bard, Inc., dated May 19, 1992, as amended on February 1, 1993, and October 1, 1995. (1)(2)

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

    10.15  Sublicense Agreement by and between Children's Medical Center
           Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

    10.16  Assignment Agreement by and between the Company and The Beth Israel
           Hospital Association, dated June 30, 1994. (1)

    10.17 License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)(2)

    10.18 Share Purchase Warrant by and between the Company and Lloyd A. Marks, dated April 15, 1996. (1)

    10.19 Employment Agreement by and between the Company and Thomas M. Tully dated January 1, 1999. (7) (**)

    10.20  Registration Rights Agreement by and between the Company and Thomas
           M. Tully, dated as of February 13, 1996. (1)

    10.21  Employment Agreement by and between the Company and David
           Chazanovitz, dated February 13, 1996, as amended as of June 15, 1996.
           (1)(**)

  10.21.1 Amendment to Employment Agreement by and between the Company and David Chazanovitz, dated July 9, 1996. (1)(**)


Exhibit No.            Description of Exhibit
-----------            ----------------------
    10.22  Employment Agreement by and between the Company and David Chazanovitz dated July 1, 1998. (7) (**)

    10.23  Employment Agreement by and between the Company and Stephen J.
           Kleshinski, dated July 22, 1993, as supplemented by agreement dated as of June 1, 1994. (**)

    10.24 Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

    10.25 Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

    10.26  Company 1994 Stock Option Plan. (1)(**)

    10.27  Company 1996 Stock Option Plan. (1)(**)

    10.28  Amendment No. 1 to 1996 Stock Option Plan. (5)(**)

    10.29  Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

    10.30  Company 1998 Stock Incentive Plan (5)(**)

    10.31 Subordinated Note and Common Stock Purchase Agreement by and among the Company, Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co., dated as of July 8, 1998. (4)

    10.32 Guarantee and Collateral Agreement made by the Company and certain of its Subsidiaries in favor of J.H. Whitney & Co., as Agent, dated as of July 8, 1998. (4)

    10.33  Amendment No. 1 dated April 14, 1999 to Subordinated Note and Common
           Stock Purchase Agreement of July 8, 1998 by and among the Company,
           Whitney Subordinated Debt Fund, L.P., and, for certain purposes, J.H.
           Whitney & Co. (7)

    10.34  Waiver No. 1 dated April 14, 1999 by and among the Company and
           Whitney Subordinated Debt Fund, L.P. (7)

    10.35  Registration Rights Agreement among the Company, Whitney Subordinated
           Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (4)

    10.36 Consulting Agreement between the Company and Morris Simon, M.D., dated February 27, 1998. (6)

    10.37 Assignment Agreement between the Company and Morris Simon, M.D., dated February 27, 1998. (6)

    10.38  Stock Option Agreement evidencing grant by the Company to Morris
           Simon, M.D., dated February 27, 1998. (6)

    10.39  Non-plan Stock Option Agreement evidencing grant by the Company to
           Morris Simon, M.D., dated February 27, 1998. (6)

    10.40 Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (6)

Exhibit No.            Description of Exhibit
-----------            ----------------------
    10.41  Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (7)

    10.42 Amendment dated May 12, 1999 to Waiver No. 1 dated April 14, 1999 by and among the Company and Whitney Subordinated Debt Fund, L.P. (7)

    10.43 Amendment No. 2 dated November 9, 1998 to Purchase Agreement between the Company and Elekta AB (Publ.) of May 8, 1998. (7)

    10.44  Amendment No. 1 dated as of March 30, 1999 to Registration Rights
           Agreement among the Company, Whitney Equity Partners, Boston
           Scientific Corporation, David J. Morrison and Corporate Decisions,
           Inc. of February 16, 1996. (7)

    10.45  Amendment No. 1 dated as of March 30, 1999 to Registration Rights
           Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and
           J.H. Whitney & Co. of July 8, 1998. (7)

    10.46  Common Stock Purchase Warrant No. WSDF-4. (9)

    10.47  Credit Agreement, dated as of September 13, 1999, among NMT Medical,
           Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences
           (International), Inc., NMT NeuroSciences (US), Inc., NMT

           NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems,
           Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender (10)

    10.48  $5 Million Promissory Note, dated as of September 13, 1999, issued by
           NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT
           NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc.,
           NMT NeuroSciences (IP), Inc. and NMT Neurosciences  Innovasive
           Systems, Inc. in favor of Brown Brothers Harriman & Co. (10)

    10.49  Guarantee, dated as of September 13, 1999, made by NMT Medical, Inc.,
           NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences
           (International), Inc., NMT NeuroSciences  (US), Inc., NMT
           NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems,
           Inc. in favor of Brown Brothers Harriman & Co. (10)

    10.50  Security Agreement, dated as of September 13, 1999, between NMT
           Medical, Inc.,   NMT Heart, Inc., NMT Investments Corp., NMT
           NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc.,
           NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive
           Systems, Inc., as Debtors, and Brown Brothers Harriman & Co., as
           Lender. (10)

    10.51  Collateral Patent Assignment, dated as of September 13, 1999, made by
           NMT Medical, Inc. in favor of Brown Brothers Harriman & Co. (10)

    10.52  Pledge Agreement, dated as of September 13, 1999, between NMT
           Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT
           NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc.,
           NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive
           Systems, Inc., as Pledgors, and Brown Brothers Harriman & Co., as
           Lender. (10)

    10.53  Amendment No. 2 to Subordinated Note and Common Stock Purchase
           Agreement, dated as of September 13, 1999, by and among NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for certain purposes,
           J.H. Whitney & Co. (10)

Exhibit No.            Description of Exhibit
-----------            ----------------------
    10.54  $6 Million Subordinated Promissory Note, dated as of July 8, 1998, issued by NMT Medical, Inc. in favor of Whitney Subordinated Debt
           Fund, L.P. (10)

    10.55  Letter Agreement of Waiver of Compliance with Certain Covenants under
           Credit Agreements, dated as of November 15, 1999, by and among NMT
           Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT
           NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc.,
           NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive
           Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as
           Lender. (10)

    10.56  Waiver No. 2, made as of November 12, 1999, by and between NMT
           Medical, Inc. and Whitney Subordinated Debt Fund, L.P. (10)

    10.57  Waiver and Consent Agreement by and among Brown Brothers Harriman &
           Co., J.H. Whitney & Co., Whitney Subordinated Debt Fund, L.P. and the
           Borrowers named therein, dated as of March 20, 2000.

    10.58  Common Stock Purchase Warrant No. BBH-1.

    21.1   Subsidiaries of the Registrant.

    23.1   Consent of Arthur Andersen LLP

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

(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated July 8, 1998.

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to Exhibits to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended April 31, 1998.

(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1999.

(8) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated June 7, 1999.

(9) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(11) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.