Form 10-K/A
period 1999-12-31
NMT MEDICAL INC
filed 2000-05-01
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 ____________

                                  FORM 10-K/A

                       AMENDMENT NO. 1 TO ANNUAL REPORT
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999


                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                            95-4090463
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


       27 Wormwood Street, Boston, Massachusetts                   02210
------------------------------------------------             ------------------
  (Address of Principal Executive Offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (617) 737-0930

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by nonaffiliates of the registrant on April 7, 2000 was $30,536,363, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. There were 10,908,421 shares of Common Stock outstanding as of April 7, 2000.

     NMT Medical, Inc., a Delaware corporation (the "Registrant" or the "Company"), hereby amends its Annual Report on Form 10-K with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below for each director are his name and age, his position(s) with the Company, his principal occupation and business experience during the past five years, and, where applicable, the year of his first election as a director of the Company:

     MORRIS SIMON, M.D., age 74, a co-founder of the Company, has been a director and the Scientific Director of the Company since 1986. Dr. Simon currently provides consulting services to the Company. Since 1973, Dr. Simon has been a Chairman and Director of Clinical Radiology at Boston's Beth Israel Hospital, now Beth Israel Deaconess Medical Center. Since 1976, he has been a Professor of Radiology at Harvard Medical School and in 1997 became Professor Emeritus. The Company is an outgrowth of his pioneering research on the medical potential of the thermal shape-memory alloy, nitinol, initiated in his laboratory at Beth Israel Hospital.

     C. LEONARD GORDON, age 70, was appointed Acting President and Chief Executive Officer of the Company in April 2000. A co-founder of the Company, Mr. Gordon served as the Company's Chief Executive Officer and President, from August 1990 to January 1996 and as Chairman of the Board from January 1996 until January 1998. Mr. Gordon has served as a director of the Company since its inception in 1986. Mr. Gordon has been engaged in venture capital enterprises for more than 10 years, particularly in the field of new medical technologies and devices. He was co-founder and Chief Executive Officer of (i) Oxigene, Inc. a publicly-traded company engaged in the design and development of drugs and
(ii) Biofield Corp., a publicly-traded medical device company that has developed a breast cancer detection system. Mr. Gordon served as Chairman of the Board and Chief Executive Officer of Immunotherapy Inc., a privately-held biotechnology company and as President and Chief Executive Officer of Vacold LLC, a developmental biotechnology company.

     R. JOHN FLETCHER, age 54, was elected a director of the Company in January 1996. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company which specializes in strategic development for health care and high technology businesses ("Fletcher Spaght"). Prior to founding Fletcher Spaght, Inc. in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght, Inc. ("InnerVentions") which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a biotechnology company developing orally administered pharmaceutical products and Fischer Imaging Corporation, a medical device company.

     JEFFREY R. JAY, M.D., age 41, has been a director of the Company since March 1996 and served as Chairman of the Board since 1998. Since September 1993, he has been a General Partner of J.H. Whitney & Co., a venture capital investment partnership. Dr. Jay is also a director of Advance Paradigm, Inc., a pharmaceutical benefits manager.

     JEFFREY F. THOMPSON, age 40, has been a director of the Company since June 1999. Mr. Thompson has been Vice President of J.H. Whitney & Co., a venture capital investment partnership, since August 1998. From 1981 until joining J.H. Whitney & Co., Mr. Thompson worked in various aspects of commercial banking, most recently as a Senior Vice President of Transamerica Business Credit Corp., a financial services company, from March 1997 to August 1998. From September 1996 to March 1997, Mr. Thompson served as Manager for NYNEX Credit Corp., a financial services company. From January 1992 to October 1995, Mr. Thompson served as Vice President for Heller Financial, Inc., a financial services company.

     ROBERT A. VAN TASSEL, M.D., age 61, has been a director of the Company since March 1997. Dr. Van Tassel is a Board-certified cardiologist and has been practicing as a consulting cardiologist at the Minneapolis Heart Institute at Abbott Northwestern Hospital in Minneapolis since 1970. He is currently Chairman of the Abbott Northwestern Hospital Cardiovascular Services Division and a member of the Board of Directors of both Abbott Northwestern Hospital and Medical Health Plan. Dr. Van Tassel has also served as a Clinical Professor of Medicine at the University of Minnesota since 1972. In addition, Dr. Van Tassel was a founder of the Minneapolis Heart Institute and past President of the Institute's Foundation. Dr. Van Tassel was also a founder of AngioMedics Inc., a medical device company which was purchased by Pfizer Corporation in 1986.
Dr. Van Tassel is also a director of Boston Advanced Technologies, Inc., a high-tech company producing precision sensor technology, AngioMedics II, a medical technology company, Illuminex, a start-up company in the field of restenosis, and ProMedicus, a medical information company. He is a Principal in TriCardia, LLC, a life sciences consulting company.

     In connection with the acquisition by the Company of the CardioSEAL Septal Occluder technology in 1996 from InnerVentions, the Company agreed to use its best efforts to nominate a designee of Fletcher Spaght as a director of the Company, and certain of the Company's stockholders agreed to vote their shares of Common Stock in favor of such designee. Fletcher Spaght's designee, R. John Fletcher, the founder and Chief Executive Officer of Fletcher Spaght, was first elected to the Board of Directors of the Company in January 1996 and has served on the Board of Directors of the Company since that time.

     In connection with the Company's 1996 preferred stock financing, in which Whitney Equity Partners, L.P. ("Equity Partners") purchased 1,829,010 shares (on a common stock equivalent basis) of the Company's capital stock, certain of the Company's stockholders agreed to vote their shares of Common Stock in favor of two Board designees of Equity Partners. Equity Partners' designees are Jeffrey R. Jay, M.D. and Jeffrey F. Thompson. Dr. Jay was initially elected to the Board of Directors of the Company in March 1996 and has served on the Board of Directors of the Company since that time. Mr. Thompson was initially elected to the Board of Directors of the Company in June 1999 and has served on the Board of Directors of the Company since that time.

     There are no family relationships among any of the executive officers and director nominees of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. The executive officers of the Company and their ages as of April 11, 2000 are as follows:

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
                                           Administration, Chief Financial
                                           Officer, Secretary and Treasurer

     C. LEONARD GORDON was appointed Acting President and Chief Executive Officer of NMT in April 2000. A co-founder of the Company, Mr. Gordon served as the Company's Chief Executive Officer and President, from August 1990 to January 1996 and as Chairman of the Board from January 1996 until January 1998. Mr. Gordon has served as a director of the Company since its inception in 1986. Mr. Gordon has been engaged in venture capital enterprises for more than 10 years, particularly in the field of new medical technologies and devices. He was co-founder and Chief Executive Officer of (i) Oxigene, Inc. a publicly-traded company engaged in the design and development of drugs and (ii) Biofield Corp., a publicly-traded medical device company that has developed a breast cancer detection system. Mr. Gordon served as Chairman of the Board and Chief Executive Officer of Immunotherapy Inc., a privately-held biotechnology company and as President and Chief Executive Officer of Vacold LLC, a developmental biotechnology company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 1999 its executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock complied with all Section 16(a) filing requirements.

     In July 1999, R. John Fletcher, a director of the Company, filed an Annual Statement of Changes in Beneficial Ownership to report the grant of stock options to purchase 2,500 shares of Common Stock at an exercise price of $6.31 per share on June 3, 1998.

     In July 1999, C. Leonard Gordon, the Acting President and Chief Executive Officer and a director of the Company, filed a Statement of Changes in Beneficial Ownership to report the exercise of stock options to purchase 65,788 shares of Common Stock at an exercise price of $1.14 per share on March 26, 1999. In November 1999, Mr. Gordon filed a Statement of Changes in Beneficial Ownership to report his purchase of 5,500 shares of Common Stock at a purchase price of $2.74 per share on September 29, 1999.

     In February 2000, Jeffrey R. Jay, M.D., the Chairman of the Board of Directors of the Company, filed an Annual Statement of Changes in Beneficial Ownership to report the grant of stock options to purchase 2,500 shares of Common Stock at an exercise price of $6.31 per share on June 3, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of three members, including two of the Company's non-employee directors. The current members are Mr. Gordon and Dr. Jay. Mr. Tully, the Company's former President and Chief Executive Officer, also served on the Compensation Committee until his resignation from the Board of Directors on April 8, 2000. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee of the Company.

DIRECTOR COMPENSATION

     Beginning in January 2000, each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $2,000 for attendance in person at each Board meeting. Prior to January 2000, each non-employee director not otherwise compensated by the Company received a fee of $1,000 for attendance in person at each Board meeting. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and Committee meetings.

     In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Directors' Stock Plan"), which provides for the issuance of a maximum of 150,000 shares of Common Stock. On the effective date of the 1996 Directors' Stock Plan, each non-employee director of the Company who did not otherwise receive compensation from the Company received an option to purchase 10,000 shares of Common Stock. In addition, the 1996 Directors' Stock Plan also provides for an initial option grant to purchase 10,000 shares of Common Stock to each new non-employee director upon his or her initial election to the Board of Directors. These options vest in equal monthly installments over a three-year period. In addition to this initial grant, the 1996 Directors' Stock Plan provides for annual grants of stock options to purchase 2,500 shares of Common Stock to each eligible director, other than to a director who receives an initial grant of options in the same year. These options become fully vested six months after the date of grant. The exercise price of options granted under the 1996 Directors' Stock Plan will equal the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee for the portion then exercisable at any time within one year after the optionee ceases to serve as a director of the Company.

EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation for each of the last three fiscal years for the Company's Chief Executive Officer and its two other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in the fiscal year ended December 31, 1999 (collectively, the "Named Executives").

                                                  ANNUAL            LONG-TERM COMPENSATION
                                               COMPENSATION                 AWARDS
                                       --------------------------   ----------------------
                                                                     NUMBER OF SECURITIES
                                                SALARY     BONUS       UNDERLYING STOCK            ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR     ($)       ($)        OPTIONS (#)(1)(2)      COMPENSATION ($)(3)
---------------------------              ----  ---------  -------   ---------------------     -------------------
Thomas M. Tully........................  1999  $292,614   $11,666           100,000                  $  --
 Former President and Chief Executive    1998   249,760        --             3,225                     --
 Officer(4)                              1997   216,426    57,500      (ITC) 50,000                     --

David A. Chazanovitz...................  1999   191,946        --                --                     --
 President, NMT Neurosciences            1998   196,410        --             3,225                     --
 Division                                1997   171,085    19,000            15,000                     --

William J. Knight......................  1999   160,414     9,000            16,750                     --
 Vice President-Finance and              1998    42,000    20,000            51,000                     --
 Administration, Chief Financial
 Officer(5)

__________

(1)  The Company has never granted any stock appreciation rights.
(2) In addition to receiving options to purchase Common Stock of the Company, certain of the Named Executives have been granted options to purchase Common Stock of Image Technologies Corporation, an affiliate of the Company (designated in the table as "ITC"), as compensation for service to ITC in capacities other than as an executive officer of the Company. The options vest in four equal annual installments commencing on the date of grant.
     The vesting of these options is subject to acceleration in the event of any change of control of ITC.
(3) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executives for the fiscal year.
(4) Mr. Tully resigned as President and Chief Executive Officer and as a member of the Board of Directors of the Company on April 8, 2000. Mr. Tully continues to perform certain services for the Company as a part-time employee.
(5) The 1998 bonus was paid to Mr. Knight as a signing bonus upon his commencement of employment with the Company in September 1998. Mr. Knight was granted an option to purchase 16,750 shares of Common Stock in February 2000 as a 1999 bonus.


                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 1999 to each of the Named Executives.

                                                         INDIVIDUAL GRANTS
                                        -------------------------------------------------------
                                                        PERCENTAGE                                POTENTIAL REALIZABLE
                                                         OF TOTAL                                   VALUE AT ASSUMED
                                         NUMBER OF       OPTIONS                                 ANNUAL RATES OF STOCK
                                        SECURITIES      GRANTED TO     EXERCISE OR               PRICE APPRECIATION FOR
                                        UNDERLYING      EMPLOYEES      BASE PRICE                    OPTION TERM(2)
                                          OPTIONS       IN FISCAL       PER SHARE    EXPIRATION  ---------------------
NAME                                    GRANTED (#)      YEAR (%)     ($/SHARE)(1)      DATE       5%($)       10%($)
----                                    -----------     ---------     ------------   ----------  --------     --------
Thomas M. Tully......................     100,000         35.5%         $4.38         1/19/09    $275,000     $698,000
David A. Chazanovitz.................          --           --             --              --          --           --
William J. Knight(3).................          --           --             --              --          --           --

__________
(1) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.
(3) Excludes Mr. Knight's option to purchase 16,750 shares of Common Stock which was granted in February 2000 as a 1999 bonus.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES

   The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the fiscal year ended December 31, 1999, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 1999.



                                           NUMBER OF
                                            SHARES
                                           ACQUIRED
                                              ON        VALUE             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                           EXERCISE    REALIZED          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
NAME                                          (#)       ($)(1)       OPTIONS AT DECEMBER 31, 1999(#)      DECEMBER 31, 1999 ($)(2)
----                                       --------    --------      -------------------------------     ---------------------------
                                                                     EXERCISABLE       UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                                                     -----------       -------------     -----------   -------------
Thomas M. Tully(3)...................         --       $   --           412,815          110,000         $192,105         $     --
David A. Chazanovitz(4)..............         --           --           104,409           33,289           57,439           11,526
William J. Knight(5).................         --           --            13,500           37,500               --               --

__________
(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2) Represents the difference between the last reported sale price per share of the Common Stock on December 31, 1999 ($2.875 per share), as reported on the Nasdaq National Market, and the option exercise price, multiplied by the number of shares underlying the options.
(3) Exercisable includes options to purchase 263,157 shares at an exercise price of $2.15 per share, 116,433 shares at $6.95 per share, 30,000 shares at $10.00 per share and 3,225 shares at $4.56 per share. Unexercisable includes options to purchase 10,000 shares at an exercise price of $10.00 per share and 100,000 shares at $4.38 per share.
(4) Exercisable includes options to purchase 78,684 shares at an exercise price of $2.15 per share, 18,750 shares at $10.00 per share, 3,750 shares at $7.38 per share and 3,225 shares at $4.56 per share. Unexercisable includes options to purchase 15,789 shares at an exercise price of $2.15 per share, 6,250 shares at $10.00 per share and 11,250 shares at $7.38 per share.
(5) Exercisable includes options to purchase 12,500 shares at an exercise price of $4.25 per share and 1,000 shares at $4.56 per share. Unexercisable consists of options to purchase 37,500 shares at an exercise price of $4.25 per share.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Effective January 1, 1999, the Company entered into a three-year employment agreement with Thomas M. Tully, then the Company's President and Chief Executive Officer. Pursuant to this agreement, Mr. Tully received a salary of $292,200 in 1999. In addition, in connection with the execution of his employment agreement, the Company granted Mr. Tully stock options to purchase an aggregate of 100,000 shares of the Company's Common Stock (the "Options") at an exercise price of $4.38 per share and paid Mr. Tully a bonus of $11,666. The Options will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), constitute incentive stock options, with any balance of the Options to be treated as non-statutory options. The Options vest in four equal annual installments on the first, second, third and fourth anniversaries of the grant date. Mr. Tully resigned from his position as President and Chief Executive Officer of the Company on April 8, 2000. Pursuant to the terms of the employment agreement, the Company will pay Mr. Tully severance equal to twelve months salary. In order to assist the Company with respect to management transition and several on-going marketing, litigation and other business issues, Mr. Tully has entered into a one-year employment agreement with the Company, commencing April 8, 2000. Mr. Tully will receive an annual salary of $25,000. During the term of this employment agreement, Mr. Tully's stock options will continue to vest. All exercisable Options held by Mr. Tully will expire three months after such termination of his employment. Mr. Tully has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

     Effective July 1, 1998, the Company entered into a two-year employment agreement with David A. Chazanovitz, the President of the Company's NMT Neurosciences Division. Pursuant to this agreement, Mr. Chazanovitz currently receives a salary of $205,000 per year. In addition, the Company agreed to pay Mr. Chazanovitz additional cash compensation for extraordinary costs attributable to Mr. Chazanovitz's assignment in France. Mr. Chazanovitz has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

REPORT OF THE COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE

     The Compensation Committee and the Stock Option Committee of the Company's Board of Directors, are responsible for establishing compensation policies with respect to the Company's executive officers, including the Chief Executive Officer and the other executive officers named in the Summary Compensation Table, and setting the compensation for these individuals. Until April 2000 when Mr. Tully resigned as President and Chief Executive Officer and a director of the Company and Mr. Gordon, a non-employee director of the Company, was appointed Acting President and Chief Executive Officer of the Company, the Compensation Committee was comprised of Mr. Tully and two non-employee directors, Mr. Gordon and Dr. Jay. When Mr. Tully resigned as a member of the Board, he resigned as a member of the Compensation Committee. The vacancy created by Mr. Tully's resignation has not been filled. The Stock Option Committee is currently comprised of two non-employee directors, Mr. Fletcher and Dr. Jay.

     The Company's executive compensation program is designed to maximize the performance of the Company's executive officers and, thereby, to maximize the Company's business goals and stockholder returns. Executive compensation consists of a combination of base salary, annual cash bonuses and merit-based stock incentives. The Compensation Committee considers merit-based stock incentives, which are determined by the Stock Option Committee, to be a critical component of an executive's compensation package for purposes of helping to align that executive's interests with stockholder interests.

Compensation Philosophy

     The objectives of the executive compensation program are to align compensation with business objectives and individual performance and to enable the Company to attract, retain and reward executive officers who are expected to contribute to the long-term success of the Company. The Company's executive compensation philosophy is based on the principles of competitive and fair compensation and sustained performance.

     .  COMPETITIVE AND FAIR COMPENSATION

        The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of similar companies in the industry and sets the Company's compensation guidelines based on this review. The Compensation Committee believes compensation for the Company's executive officers is within the range of compensation paid to executives with comparable qualifications, experience and responsibilities in the same or similar businesses and in companies of comparable size and success. The Compensation Committee also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the Company.

     .  SUSTAINED PERFORMANCE

        Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic scientific and business plan goals are met, including such factors as meeting budgeted financial targets, continued innovation in the development of the Company's technologies and formation of new business alliances and acquisitions. Individual performance is evaluated by reviewing the attainment of specified individual objectives.

     In evaluating each executive officer's performance, the Compensation Committee and the Stock Option Committee generally conform to the following process:

     . Company and individual goals and objectives are set at the beginning of the performance cycle.

     . At the end of the performance cycle, the accomplishment of the executive's goals and objectives and his contributions to the Company are evaluated and communicated to the executive.

     . The results, combined with comparative compensation practices of other companies in the industry, are then used to review base salary levels and to determine cash bonuses and stock compensation awards.

     Annual compensation for the Company's executives generally consists of three elements - base salary, cash bonuses and stock options.

     Base salaries of the Company's executives are generally set by reviewing compensation for competitive positions in the market and the historical compensation levels of the particular executive. Payment of bonus awards is based on the Company's financial performance as well as on individual performance measured against targeted performance and various additional performance criteria. Seventy-five percent of each executive's bonus compensation is objectively determined and based upon the Company's achievement of financial goals established by the Board of Directors. The remaining twenty-five percent of each executive's bonus compensation is subjectively determined based upon targeted performance criteria which varies for each executive based on his area of responsibility. Subjective performance criteria include an executive's ability to motivate others, develop the skills necessary to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success. Based upon a review of this criteria, the Compensation Committee approved a bonus payment to Mr. Knight.

     Compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program, which is administered by the Stock Option Committee, is designed to align the long-term interests of the Company's employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his success in achieving the individual performance criteria described above. The option program generally uses a four-year vesting period to encourage key employees to continue in the employ of the Company. When granting stock options, it has generally been the policy of the Company to fix the exercise price of such options at 100% of the fair market value of the Common Stock on the date of grant. During 1999, all current executive officers received options to purchase an aggregate of 100,000 shares of Common Stock, at a weighted average exercise price of $4.38 per share.

Compliance with Internal Revenue Code Section 162(m)

     Section of the Code, generally disallows a federal income tax deduction to public companies for certain compensation in excess of $1.0 million paid to a corporation's chief executive officer and any of its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's 1996 Stock Option Plan and 1998 Equity Incentive Plan have been structured to qualify income received upon the exercise of stock options granted under such plans as qualifying performance-based compensation. The Company intends to structure the performance-based portion of the compensation of its executive officers in a manner that complies with the statute so as to mitigate any disallowance of deductions.

Mr. Tully's 1999 Compensation

     Mr. Tully resigned as President and Chief Executive Officer of the Company on April 8, 2000. Pursuant to the terms of his three year employment agreement with the Company, Mr. Tully's salary for 1999 increased to $292,200 from $249,760 in 1998. In connection with the signing of his employment contract, which became effective on January 1, 1999, Mr. Tully also received options to purchase 100,000 shares of Common Stock at an exercise price of $4.38 per share. Mr. Tully did not participate in the Compensation Committee's discussion of his 1999 bonus compensation.

                              Compensation Committee

                              C. Leonard Gordon
                              Jeffrey R. Jay, M.D.

                              Stock Option Committee

                              R. John Fletcher
                              Jeffrey R. Jay, M.D.

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Common Stock of the Company from September 27, 1996 (the date the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended) through December 31, 1999 with the cumulative total return during this period of (i) The Nasdaq Stock Market - U.S. Index and (ii) The S&P Health Care (Medical Products and Supplies) Index. This graph assumes the investment of $100 on September 27, 1996 in the Company's Common Stock and in each of the indices listed above, and assumes dividends are reinvested.


                              [GRAPH APPEARS HERE]


                            CUMULATIVE TOTAL RETURN

                              9/27/1996  12/1996  12/1997   12/1998  12/1999
                              ---------  -------  -------   -------  -------
NMT Medical, Inc.                100       114       73        34       26
Nasdaq
Stock Market-U.S. Index          100       113      138       195      352

S&P Health Care (Medical
Products and Supplies) Index     100       115      144       207      192

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of January 31, 2000 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all directors and executive officers of the Company as of January 31, 2000 as a group:

                                                                     PERCENTAGE
                                                      NUMBER OF          OF
                                                       SHARES       OUTSTANDING
                                                    BENEFICIALLY       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              OWNED(2)        STOCK(3)
----------------------------------------            ------------    -----------
Entities affiliated with J.H. Whitney & Co.(4)...     2,529,010          23.41%
   177 Broad Street
   Stamford, CT 06901
C. Leonard Gordon(5).............................       785,876           7.14%
State of Wisconsin Investment Board(6)...........       677,500           6.29%
   P.O. Box 7842
   Madison, WI  53707
Dimensional Fund Advisors Inc.(7)................       619,000           5.74%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401
Fletcher Spaght, Inc.(8).........................       587,352           5.41%
   222 Berkeley Street
   Boston, MA 02116-3761
Morris Simon, M.D.(9)............................       184,823           1.71%
   8 Otis Place
   Boston, MA 02108
R. John Fletcher(10).............................        17,500              *
   c/o Fletcher Spaght, Inc.
   222 Berkeley Street
   Boston, MA 02116-3761

                                                                     PERCENTAGE
                                                      NUMBER OF          OF
                                                       SHARES       OUTSTANDING
                                                    BENEFICIALLY       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              OWNED(2)        STOCK(3)
----------------------------------------            ------------    -----------
Jeffrey R. Jay, M.D.(11).........................        17,500              *
   c/o J.H. Whitney & Co.
   177 Broad Street
   Stamford, CT 06901
Robert A. Van Tassel, M.D.(12)...................        16,250              *
   c/o Minneapolis Cardiology Associates
   920 East 28th Street
   Minneapolis, MN 55047
Jeffrey F. Thompson(13)..........................         1,944              *
   c/o J.H. Whitney & Co.
   177 Broad Street
   Stamford, CT 06901
Thomas M. Tully(14)..............................       440,841           3.93%
David A. Chazanovitz(15).........................       160,595           1.47%
William J. Knight(16)............................        14,227              *
All current directors and executive
  officers of the Company as a
  group (9 persons)(17)..........................     1,639,556          14.04%

_________________
 *   Less than 1%
(1) Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2) The number of shares of Common Stock beneficially owned by each director or executive officer is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2000 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his spouse) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3) The number of shares deemed outstanding for purposes of calculating these percentages is comprised of the 10,779,890 shares of Common Stock outstanding on January 31, 2000, plus any shares of Common Stock issuable to the person in question within 60 days after January 31, 2000 upon exercise of stock options or any other rights held by such person.
(4) The number of shares owned by J.H. Whitney & Co., a New York limited partnership ("Whitney"), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership ("Equity Partners"), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership ("Debt Fund"), and 113,793 shares held of record by Whitney. Also includes warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.41 per share held by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships. Excludes shares held of record by Mr. Thompson and Dr. Jay. See Notes 11 and 13.
(5) Mr. Gordon's shares are all owned jointly with his wife, except for 25,500 shares held in his wife's name. Also includes 219,969 shares of Common Stock issuable to Mr. Gordon within 60 days after January 31, 2000 upon exercise of stock options.
(6) This information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2000 by the State of Wisconsin Investment Board.
(7) This information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2000. Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 619,000 shares of Common Stock as of December 30, 1999. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.
(8) Consists of an aggregate of 504,023 shares and warrants to purchase 83,329 shares of Common Stock at an exercise price of $2.15 per share held by Fletcher Spaght, Inc., of which Mr. Fletcher is the founder, Chief Executive Officer and a principal stockholder. Mr. Fletcher is a director of the Company.

(9) Includes 39,472 shares of Common Stock issuable to Dr. Simon within 60 days after January 31, 2000 upon exercise of stock options. Also includes 26,315 shares which Dr. Simon owns jointly with his wife and 52,630 shares held in his name, Dr. Simon disclaims beneficial ownership of 66,406 shares owned by his wife.
(10) Consists of 17,500 shares of Common Stock issuable to Mr. Fletcher within 60 days after January 31, 2000 upon exercise of stock options.
(11) Consists of 17,500 shares of Common Stock issuable to Dr. Jay within 60 days after January 31, 2000 upon exercise of stock options. Dr. Jay is a managing member of J.H. Whitney Equity Partners, L.L.C., the general partner of Equity Partners, and a general partner of both Debt Fund and Whitney. Dr. Jay disclaims beneficial ownership of the shares held by Equity Partners, Debt Fund and Whitney, except to the extent of his proportionate pecuniary interests in these funds or these entities.
(12) Consists of 16,250 shares of Common Stock issuable to Dr. Van Tassel within 60 days after January 31, 2000 upon exercise of stock options.
(13) Consists of 1,944 shares of Common Stock issuable to Mr. Thompson within 60 days after January 31, 2000 upon exercise of stock options. Mr. Thompson is Vice President of Whitney and disclaims beneficial ownership of the shares held by Whitney, Equity Partners and Debt Fund, except to the extent of his proportionate pecuniary interests in these funds or these entities.
(14) Includes 437,815 shares of Common Stock issuable to Mr. Tully within 60 days after January 31, 2000 upon exercise of stock options. Mr. Tully resigned as President and Chief Executive Officer and a director on April 8, 2000. Mr. Tully continues to perform certain services for the Company as a part-time employee.
(15) Includes 108,159 shares of Common Stock issuable to Mr. Chazanovitz within 60 days after January 31, 2000 upon exercise of stock options and warrants to purchase 28,489 shares of Common Stock at an exercise price of $2.15 per share.
(16) Includes 13,500 shares of Common Stock issuable to Mr. Knight within 60 days after January 31, 2000 upon exercise of stock options.
(17) Includes an aggregate of 900,598 shares of Common Stock issuable upon exercise of stock options and warrants held by all current directors and executive officers as of January 31, 2000 as a group which are exercisable within 60 days after January 31, 2000. Includes shares held by Mr. Tully.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company's July 1998 acquisition of the neurosurgical instruments business of Elekta AB (Publ), a Swedish corporation, was financed, in part, with a $20 million subordinated note issued to an affiliate of J.H. Whitney & Co., a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. In September 1999, the principal amount of the subordinated note was reduced to $6 million. In addition, in April 2000 the Company used a portion of the proceeds from its sale of the U.K. operations and certain other assets of the NMT Neurosciences division to further reduce the principal amount of the subordinated note payable by $500,000 to $5.5 million.

  In April 1987, the Company entered into a Technology Purchase Agreement with Morris Simon, M.D. pursuant to which the Company agreed to pay Dr. Simon certain royalty payments based on sales of products using the technology invented by Dr. Simon relating to the Company's Simon Nitinol Filter. Dr. Simon assigned a percentage of his royalty payments to the Beth Israel Hospital Association. In February 1998, the Company and Dr. Simon entered into a two-year consulting agreement pursuant to which Dr. Simon agreed to perform certain consulting and advisory services for the Company, such services not to exceed eight days per month. The Company agreed to pay Dr. Simon $8,333 per month for such services as well as certain royalty payments and license fees based on sales of products which are covered by an issued patent and which are developed by Dr. Simon, solely or jointly with others, during the term of the consulting agreement. The term of the consulting agreement will be automatically extended for successive one-year periods unless either party gives 60 days' prior written notice. If the Company terminates the agreement, other than for material breach, the Company will be obligated to continue to pay Dr. Simon's monthly consulting fee for twelve months and will be obligated to continue to make royalty and license fee payments. In the event of Dr. Simon's death, the royalty payments and license fees shall continue to be payable to the executors or personal representatives of his estate. In addition, in connection with the consulting arrangement, Dr. Simon received non-qualified stock options to purchase 50,000 shares of Common Stock of the Company at an exercise price of $10.50 per share. The options vest upon the achievement of certain milestones as described in the option agreements, are exercisable for a period of ten years after the date of grant and become immediately exercisable in the event of a change of control of the Company. Certain of the shares of Common Stock issuable upon exercise of the options are subject to "piggy-back" registration rights. The Company paid Dr. Simon $100,000 in 1999 for such services.

  From June 1999 through November 1999, Fletcher Spaght provided certain consulting services to the Company, for which services the Company paid approximately $109,000 to Fletcher Spaght. R. John Fletcher, a member of the Board of Directors of the Company is currently the Chief Executive Officer of Fletcher Spaght. Fletcher Spaght is a beneficial owner of more than 5% of the outstanding shares of Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NMT MEDICAL, INC.


                                  By:  /s/ William J. Knight
                                       _________________________________________
                                       William J. Knight
                                       Vice President-Finance and Administration
                                       and Chief Financial Officer

Dated:  May 1, 2000