Form 10-Q
period 2000-03-31
NMT MEDICAL INC
filed 2000-05-22
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                      Commission file number:  000-21001
                                               ---------

                               NMT Medical, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        95-4090463
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

27 Wormwood Street, Boston, Massachusetts                     02210
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:  617-737-0930
                                                     ------------

                                Not Applicable
--------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [_]

  As of May 17, 2000, there were 10,916,928 shares of Common Stock, $.001 par value per share, outstanding.

                               NMT Medical, Inc.

                                     INDEX
                                     -----

                                                                             Page Number
                                                                             ----------
Part I.   Financial Information
          ---------------------

  Item 1. Financial Statements.

          Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999                                                   3

          Consolidated Statements of Operations for the Three Months
             Ended March 31, 2000 and 1999                                       4

          Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2000 and 1999                                       5

          Notes to Consolidated Financial Statements                             6

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                         14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.           18

Part II.  Other Information
          -----------------
  Item 1. Legal Proceedings.                                                    19

  Item 3. Defaults Upon Senior Securities.                                      19

  Item 6. Exhibits and Reports on Form 8-K.                                     20

Signatures                                                                      21

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                     At             At
                                                                                                 March 31,     December 31,
                                                                                                    2000           1999
                                                                                                ------------  -------------
                     ASSETS
Current assets:
                 Cash and cash equivalents                                                      $ 2,410,775   $  3,533,475
                 Accounts receivable, net of allowances for doubtful accounts of $921,000 and $934,000 as of March 31, 2000 and
                     December 31, 1999, respectively                                              9,046,572      7,900,099
                 Inventories                                                                      4,253,046      4,634,348
                 Prepaid expenses and other current assets                                        2,523,883      2,429,016
                                                                                                -----------   ------------
                                 Total current assets                                            18,234,276     18,496,938
                                                                                                -----------   ------------

Property, plant and equipment, at cost:
                 Land and Buildings                                                               4,650,000      4,650,000
                 Laboratory and computer equipment                                                3,383,414      3,284,294
                 Office furniture and equipment                                                   1,029,982      1,062,228
                 Leasehold improvements                                                           3,181,897      3,268,897
                 Equipment under capital lease                                                    2,215,982      2,258,982
                                                                                                -----------   ------------
                                                                                                 14,461,275     14,524,401
                 Less- Accumulated depreciation and amortization                                  3,895,033      3,506,354
                                                                                                -----------   ------------
                                                                                                 10,566,242     11,018,047
                                                                                                -----------   ------------

Other assets                                                                                        672,097        839,733

Net assets from discontinued operations                                                           8,200,753      8,392,448
                                                                                                -----------   ------------
                                                                                                $37,673,368   $ 38,747,166
                                                                                                ===========   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
                 Accounts payable                                                                $3,436,346     $4,100,081
                 Accrued expenses                                                                 4,705,539      4,629,366
                 Current portion of debt obligations                                                444,345      1,002,877
                                                                                                -----------   ------------
                                 Total current liabilities                                        8,586,230      9,732,324
                                                                                                -----------   ------------

Long-term debt obligations, net of current portion                                               13,733,151     13,570,355
Deferred tax liability                                                                            1,265,158      1,283,008

Stockholders' equity
     Preferred stock, $.001 par value-
                 Authorized-3,000,000 shares
                 Issued and outstanding-none                                                              -              -
     Common stock, $.001 par value-
                 Authorized-30,000,000 shares
                 Issued and outstanding-10,900,394 and 10,783,278 shares
                 at March 31, 2000 and December 31,1999, respectively                                10,901         10,784
      Addditional paid-in capital                                                                41,914,046     41,439,959
      Cumulative translation adjustment                                                          (1,323,213)      (708,253)
      Accumulated deficit                                                                       (26,512,905)   (26,581,011)
                                                                                                -----------   ------------
                       Total stockholders' equity                                                14,088,829     14,161,479
                                                                                                -----------   ------------
                                                                                                $37,673,368    $38,747,166
                                                                                                ===========   ============

                The accompanying Notes are an integral part of
                   these Consolidated Financial Statements.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                              2000                1999
                                                                          -----------         -----------
Revenues:
     Product sales                                                        $ 9,755,827         $ 7,316,459
     License fees                                                             249,233             450,245
                                                                          -----------         -----------
                                                                           10,005,060           7,766,704
                                                                          -----------         -----------
Expenses:
     Cost of product sales                                                  4,029,031           2,897,757
     Research and development                                               1,274,626             960,192
     General and administrative                                             2,413,110           2,187,938
     Selling and marketing                                                  2,018,544           2,104,375
                                                                          -----------         -----------
                                                                            9,735,311           8,150,262
                                                                          -----------         -----------
                 Income (loss) from operations                                269,749            (383,558)
                                                                          -----------         -----------

Equity in net loss of Image Technologies Corporation                                -            (134,129)
Currency transaction gain                                                     133,414             200,762
Interest expense                                                             (359,651)           (732,252)
Interest income                                                                 9,744             167,607
                                                                          -----------         -----------
                                                                             (216,493)           (498,012)
                                                                          -----------         -----------

                 Income (loss) before benefit for
                    income taxes                                               53,256            (881,570)

Benefit for income taxes                                                      (14,850)           (179,700)
                                                                          -----------         -----------

     Net income (loss) from continuing operations                              68,106            (701,870)
                                                                          -----------         -----------

     Net income from discontinued operations, net of income
                    taxes of $104,000 during the three months
                    ended March 31, 1999                                            -             167,000
                                                                          -----------         -----------

Net income (loss)                                                         $    68,106         $  (534,870)
                                                                          ===========         ===========

Basic and diluted net income (loss) per common share:
                 Continuing operations                                    $      0.01         $     (0.07)
                                                                          ===========         ===========
                 Discontinued operations                                  $         -         $      0.02
                                                                          ===========         ===========
                 Net income (loss)                                        $      0.01         $     (0.05)
                                                                          ===========         ===========
Basic weighted average common shares outstanding                           10,821,969          10,683,775
                                                                          ===========         ===========
Diluted weighted average common shares outstanding                         11,448,813          10,683,775
                                                                          ===========         ===========

                The accompanying Notes are an integral part of
                   these Consolidated Financial Statements.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                                      2000              1999
                                                                                                 -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                                           $    68,106       $  (534,870)
     Net income from discontinued operations                                                               -          (167,000)
                                                                                                 -----------       -----------
     Net income (loss) from continuing operations                                                     68,106          (701,870)
     Adjustments to reconcile net loss to net cash used in
     operating activities-
                 Equity in net loss of Image Technologies Corporation                                      -           134,129
                 Depreciation and amortization                                                       392,864           410,804
                 Noncash tax provision                                                                     -            96,000
                 Noncash interest expense                                                             39,357           163,676
                 Increase in accounts receivables reserves                                           (12,875)          247,000
                 Changes in assets and liabilities-
                                Accounts receivable                                               (1,530,236)        1,395,155
                                Inventories                                                          514,717        (2,459,029)
                                Prepaid expenses and other current assets                           (128,060)         (168,140)
                                Accounts payable                                                    (895,971)       (1,539,056)
                                Accrued expenses                                                     102,824           (84,249)

                                                                                                 -----------       -----------
                                    Net cash used in operating activities                         (1,449,274)       (2,505,580)
                                                                                                 -----------       -----------
                                    Net cash provided by discontinued operations                     191,695         1,094,000
                                                                                                 -----------       -----------

Cash flows from investing activities:
     Maturities of marketable securities                                                                   -           513,713
     Purchases of property, plant and equipment                                                     (141,874)         (270,973)
     Increase in investment in Image Technologies Corporation                                              -          (100,000)
     Decrease in other assets                                                                        163,698            77,363
                                                                                                 -----------       -----------
                                    Net cash provided by investing activities                         21,824           220,103
                                                                                                 -----------       -----------

Cash flows from financing activities:
     Payments of capital lease obligations                                                          (184,053)          (54,247)
     Proceeds from issuance of common stock                                                          474,205            74,998
     Payments made under financing arrangements                                                     (428,000)                -
                                                                                                 -----------       -----------
                                    Net cash provided by (used in) financing activities             (137,848)           20,751
                                                                                                 -----------       -----------

Effect of exchange rate changes on cash                                                              250,903           136,580
                                                                                                 -----------       -----------

Net decrease in cash and cash equivalents                                                         (1,122,700)       (1,034,146)
Cash and cash equivalents, beginning of period                                                     3,533,475         4,007,014
                                                                                                 -----------       -----------
Cash and cash equivalents, end of period                                                         $ 2,410,775       $ 2,972,868
                                                                                                 ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                        $   320,060       $   560,576
                                                                                                 ===========       ===========
                 Taxes                                                                           $         -       $    13,148
                                                                                                 ===========       ===========

                The accompanying Notes are an integral part of
                   these Consolidated Financial Statements.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations

  NMT Medical, Inc. (the "Company") designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States for certain indications, its vena cava filters are marketed in the United States and abroad and the CardioSEAL Septal Occluder is sold commercially in the United States for certain humanitarian uses only, and in Europe and other international markets.
  Through its NMT Neurosciences division, the Company develops, manufactures, markets and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery. On
  April 5, 2000, the Company sold certain assets comprising the U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines and certain assets and liabilities for approximately $12 million in cash (see
  Note 3). The results of these discontinued operations have been included in the accompanying financial statements for the three months ended March 31, 2000 and 1999.

  As of March 31, 2000, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement discussed in Note 4. The Company obtained a waiver of default with each of these debtholders and also subsequently paid down approximately $8.0 million of this debt with the proceeds received from the sale of the U.K. operations of its NMT Neurosciences division.

2.  Interim Financial Statements

  The accompanying Consolidated Financial Statements as of March 31, 2000 and for the three month period then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Amendment No. 1 thereto on Form 10K/A, and include all adjustments, consisting

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.  Interim Financial Statements--(continued)

  of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2000.

3.  Sale of the U.K. Operations of the NMT Neurosciences Division

  On April 5, 2000, the Company sold certain assets comprising its U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines and certain assets and liabilities for $12.0 million in cash. The Company recorded a $3.4 million loss on this sale, comprised of net proceeds of $12.0 million less estimated transaction and other costs of $3.9 million, and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees, and other estimated costs associated with discontinuing the operation and consummating the sale. The net assets sold consist of the following as of March 31, 2000:

         Current assets                                         $ 6,807,000
         Property and equipment, net                              1,203,000
         Goodwill and other intangible assets, net                5,495,000
                                                                -----------
         Total assets                                            13,505,000
         Current liabilities assumed by the buyer                (2,089,000)
                                                                -----------
                                                                $11,416,000
                                                                ===========

  The consolidated financial statements of the Company have been restated to reflect the financial results of the U.K. operations as a discontinued operation for the three month periods ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999. Reported revenues, expenses, and cash flows exclude the operating results of the discontinued operations. The Company did not allocate interest expense associated with the senior secured debt and subordinated note discussed in Notes 4(a) and 4(b) to discontinued operations. The Company used approximately $7.5 million of the proceeds from this sale to fully pay down its senior secured debt and $500,000 to pay down its subordinated debt, as described in Note 4.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.  Debt

  (a) Subordinated Note Payable

  In July 1998, the Company financed a significant portion of the acquisition of the neurosurgical instruments business of Elekta AB (PUBL) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

  On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (See Note 4(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of cash to further reduce the principal amount of this note. As of March 31, 2000, the Company was not in compliance with certain of the debt covenants of the subordinated note and has obtained a waiver of default from the holder of the note. Additionally, subsequent to March 31, 2000, the Company paid down $500,000 of this note with the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3).

  (b) Senior Secured Debt

  On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (See
  Note 4(a)). The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed, of which the entire amount is available as of March 31, 2000. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of March 31, 2000, the Company had outstanding borrowings of $7.5 million under this facility and was not in compliance with certain of its covenants. The Company has obtained a waiver of default from the bank. Additionally, subsequent to March 31, 2000, the Company paid down this note in its entirety with the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3).

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.  Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period's presentation.

6.  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                            MARCH 31,   DECEMBER 31,
                             2000          1999
                             ----          ----
       Components         $2,116,142    $2,379,474
       Finished Goods      2,136,904     2,254,874
                          ----------    ----------
                          $4,253,046    $4,634,348
                          ==========    ==========

7.  Net Income (Loss) per Common and Common Equivalent Share

  The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.

  Diluted loss per share is the same as basic loss per share for the three month period ended March 31, 1999 as the effects of the Company's potential common stock (801,651 shares and 2,147,152 shares for the three month periods ended March 31, 2000 and 1999, respectively) are antidilutive.

8.  Foreign Currency

  The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a cumulative translation adjustment to consolidated stockholders' equity and amounted to a cumulative loss of approximately $1.3 million and $708,000 for the three month period ended March 31, 2000 and the year ended December 31, 1999, respectively.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


8.  Foreign Currency--(continued)

  Additionally, the Company had foreign currency translation gains of approximately $133,000 and $201,000 for the three month periods ended March 31, 2000 and 1999, respectively.

  Foreign currency translation gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

9.  Comprehensive Income (Loss)

  The only components of comprehensive income (loss) reported by the Company are net income (loss) and foreign currency translation adjustments.

                                              FOR THE THREE MONTHS ENDED
                                                      MARCH 31,

                                                 2000            1999
                                                 ----            ----
  Net income (loss)                        $    68,106     $  (534,870)
  Foreign currency translation                (614,960)     (1,012,000)
   adjustments                             -----------     -----------
  Comprehensive loss                       $  (546,854)    $(1,546,870)
                                           ===========     ===========

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


10.    Accrued Expenses

  Accrued expenses consist of the following at:

                                            MARCH 31,    DECEMBER 31,
                                              2000           1999
                                              ----           ----
     Payroll and payroll related          $2,078,977     $1,607,773
     Sales taxes                             627,000        560,000
     Inventory                               605,050              -
     Other accrued expenses                1,394,512      2,461,593
                                          ----------     ----------
                                          $4,705,539     $4,629,366
                                          ==========     ==========

11.    Segment Reporting

  The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the core technologies segment includes minimally-invasive medical devices that were the Company's primary products prior to its acquisition of its neurosciences division while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of its neurosciences division). The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.  Segment Reporting--(continued)

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,

                                                 2000               1999
                                                 ----               ----
  Segment Revenues:
     Core technologies products              $ 5,134,060         $3,010,704
     Neurosurgical products                    4,871,000          4,756,000
                                             -----------         ----------
           Total                             $10,005,060         $7,766,704
                                             ===========         ==========

  Segment Interest Income:
     Core technologies products              $     9,744         $  167,607
     Neurosurgical products                           --                 --
                                             -----------         ----------
           Total                             $     9,744         $  167,607
                                             ===========         ==========

  Segment Interest Expense:
     Core technologies products              $  (297,651)        $ (724,252)
     Neurosurgical products                      (62,000)            (8,000)
                                             -----------         ----------
           Total                             $  (359,651)        $ (732,252)
                                             ===========         ==========

  Segment Income Tax Provision (Benefit):
     Core technologies products              $        --         $ (275,700)
     Neurosurgical products                      (14,850)            96,000
                                             -----------         ----------
           Total                             $   (14,850)        $ (179,700)
                                             ===========         ==========

Segment Depreciation and Amortization:
     Core technologies products              $   175,864         $  245,804
     Neurosurgical products                      217,000            165,000
                                             -----------         ----------
           Total                             $   392,864         $  410,804
                                             ===========         ==========

Segment Equity in Net Loss of Investee:
     Core technologies products              $        --         $ (134,129)
     Neurosurgical products                           --                 --
                                             -----------         ----------
           Total                             $        --         $ (134,129)
                                             ===========         ==========

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


11.  Segment Reporting--(continued)

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,

                                                 2000               1999
                                                 ----               ----
Segment Income (Loss):
     Core technologies products              $    64,106        $(1,241,870)
     Neurosurgical products                        4,000            540,000
                                             -----------        -----------
           Total                             $    68,106        $  (701,870)
                                             ===========        ===========
     Segment balance sheet information is as follows as of March 31, 2000 and
     December 31, 1999:

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,

                                                 2000               1999
                                                 ----               ----
Segment Long-Lived Tangible Assets:
     Core technologies products              $ 4,090,276        $ 3,963,402
     Neurosurgical products                   10,371,000         10,560,999
                                             -----------        -----------
           Total                             $14,461,276        $14,524,401
                                             ===========        ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Amendment No. 1 thereto on Form 10-K/A.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

Revenues. Revenues for the three months ended March 31, 2000 increased to $10.0 million from $7.8 million for the three months ended March 31, 1999. Product sales increased to $9.8 million for the three months ended March 31, 2000 from $7.3 million for the three months ended March 31, 1999. The increase is primarily attributable to the Company's increased unit sales of CardioSEAL Septal Occluders and vena cava filters during the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. License fees for the three months ended March 31, 2000 amounted to $249,000 of royalty revenue from Boston Scientific. For the three months ended March 31, 1999, license fees amounted to $450,000 and consist of royalty payments of $375,000 and cost-sharing payments from Boston Scientific of approximately $75,000.

Cost of Product Sales. Cost of product sales increased to $4.0 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. The increase was primarily due to the Company's increased unit sales of CardioSEAL Septal Occluders and vena cava filters in the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. Cost of product sales as a percent of product sales increased to 41% for the three months ended March 31, 2000 from 40% for the three months ended March 31, 1999. This increase is due to increased sales of the vena cava filter, which has a higher cost of product sales as a percent of sales than does the CardioSEAL Septal Occluder.

Research and Development. Research and development expenses increased to $1.3 million for the three months ended March 31, 2000 from $960,000 for the three months ended March 31, 1999. The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL and STARFlex Septal Occluder, as well as pending product enhancements. In addition, the Company increased its development activity for vena cava filters, including regulatory support for its removable vena cava filter, and for other products under development.

General and Administrative. General and administrative expenses increased to $2.4 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. The increase is primarily attributable to the Company recording, during the three months ended March 31, 2000, a severance charge of $300,000 and related executive recruiting fees of $100,000 in connection with the resignation and replacement of Thomas M. Tully, the Company's former Chief Executive Officer and President.

Selling and Marketing. Selling and marketing expenses decreased to $2.0 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. The decrease is primarily attributable to the Company recording, during the three months ended March 31, 1999, $400,000 of expenses in conjunction with the termination and replacement of certain individuals in the sales and product management departments of the Company and for related legal and consulting costs. This decrease was partially offset by increased marketing activities related to the CardioSEAL Septal Occluder in connection with clinical trials relating to fenestrated Fontan procedures (FEFs) and ventricular septal defects (VSDs) for which the Company received FDA approval under HUD regulations in September 1999.

Interest Expense. Interest expense was $360,000 for the three months ended March 31, 2000 as compared to $732,000 for the three months ended March 31, 1999. The decrease was primarily the result of the Company having lower debt balances during the three months ended March 31, 2000 as compared with the three months ended March 31, 1999 due to the reduction of its $20 million subordinated note payable to $6 million in September 1999 (see Note 4 of the accompanying Notes to Consolidated Financial Statements). This note accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $39,000 and $114,000, for the three months ended March 31, 2000 and 1999, respectively, is included in interest expense in the accompanying statements of operations. The Company expects interest expense to decrease due to the reduction of its subordinated note payable and senior secured debt by $500,000 and $7.5 million, respectively, with the proceeds from the sale of the U.K. operations of its NMT Neurosciences division on April 5, 2000.

Interest Income. Interest income was $10,000 for the three months ended March 31, 2000 as compared to $168,000 for the three months ended March 31, 1999. The decrease was due to lower cash balances resulting from the Company using $6 million of cash to reduce the principal amount of its $20 million subordinated note payable in September 1999 (See Note 4 in the accompanying Notes to the Consolidated Financial Statements).

Benefit for Income Taxes. The Company had a benefit for income taxes of $15,000 for the three months ended March 31, 2000 and $180,000 for the three months ended March 31, 1999 based on an operating loss before nondeductible items and an estimated effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and marketable securities of $2.4 million at March 31, 2000 as compared to $3.5 million at December 31, 1999. During the three months ended March 31, 2000, the Company's operations utilized cash of approximately $1.4 million which consists of approximately $68,000 of cash generated by operations prior to approximately $419,000 of noncash charges and before changes in working capital items.

In July 1998, the Company financed a portion of the acquisition of its neurosciences division with $16.1 million of cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The balance outstanding under the subordinated note at March 31, 2000 was approximately $5.3 million. The Company also used $6 million of cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility is available to be drawn down by the Company for working capital purposes, as needed, of which the entire amount is available as of March 31, 2000. The facility has a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings.

As of March 31, 2000, the Company was not in compliance with certain of the debt covenants contained in both the subordinated note agreement and the senior secured debt agreement. As a result, the Company negotiated a waiver of default with each of these debtholders. On April 5, 2000, the Company used a portion of the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (See Note 3 of the Notes to Consolidated Financial Statements in the accompanying financial statements) to reduce the subordinated note by $500,000 and the senior secured debt by $7.5 million, leaving approximately $3.8 million from the proceeds for working capital purposes.


Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $142,000 for the three months ended March 31, 2000.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. On April 8, 2000, Thomas M. Tully, then President and Chief Executive Officer, resigned from the Company. The amount of his severance of approximately $300,000 and related recruiting fees for his replacement were charged to operations during the three months ended March 31, 2000.

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

As of March 31, 2000, the euro conversion has not had a material impact on the operations of the Company.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         --------------------------------------------------------

     The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has diminished its international operations following the recent sale of the UK operations of its Neurosciences division and concomitantly reduced its foreign currency exposure, it remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. See Note 8 to the Notes to Consolidated Financial Statements. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

     The Company's most significant foreign currency exposures relate to its manufacturing activities and assets in France. The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, "Foreign Currency Translation." In translating these foreign currency accounts into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity. Other than as described above, the Company does not believe that there have been material changes in reported market risks faced by it since
December 31, 1999, as reported in its Annual Report on Form 10-K (as amended).

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.
           -----------------

     In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages.
In May 1999, the Company answered AGA's counterclaims denying liability. The case is currently in discovery.

     In papers dated November 24, 1999 Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. Elekta seeks approximately $1.6 million in damages. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. On May 15, 2000, the Company filed a statement of defenses and counterclaims asserting defenses and counterclaims in the amount of approximately $2.3 million. The parties are currently in the pleadings stage.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

  (a) Material Default with Respect to Indebtedness.  As of March 31, 2000, the
      ---------------------------------------------
Company was not in compliance with certain covenants contained in its subordinated note agreement and in its credit agreement. The Company obtained a waiver of default from each of J.H. Whitney & Co. and Brown Brothers Harriman & Co. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Note 4 of the Notes to Consolidated Financial Statements in the accompanying financial statements. Each waiver of default is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

   (a)   Exhibits.
         --------

 Exhibit No.                        Description of Exhibit
 -----------                        ----------------------
    2.1*    Purchase Agreement by and among NMT Medical, Inc., NMT NeuroSciences
            (US),  Inc., NMT NeuroSciences Holdings (UK) Ltd., NMT NeuroSciences
            (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery Ltd., Swedemed
            AB, Integra Neurosciences Holdings (UK) Ltd., and Integra Selector
            Corporation, dated as of March 20, 2000.

    2.2*    Asset Purchase Agreement by and among NMT NeuroSciences (US), Inc.,
            NMT Medical, Inc. and Integra Selector Corporation, dated as of
            March 20, 2000.

   10.1     Amendment No. 3 to Subordinated Note and Common Stock Purchase
            Agreement, dated as of April 5, 2000, by and among NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co.

   10.2 First Amendment to Credit Agreement, dated as of April 5, 2000, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp.,
            NMT NeuroSciences (International), Inc., NMT NeuroSciences (US),
            Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive
            Systems, Inc. as the Borrowers and Brown Brothers Harriman & Co. as the Lender.

   10.3     Severance and Settlement Agreement and Release, dated as of April 8,
            2000, by and between NMT Medical, Inc. and Thomas M. Tully.

   10.4     Letter Agreement of Compliance with Certain Covenants, dated as of
            May 19, 2000, by and among NMT Medical, Inc. and its domestic subsidiaries as the Borrowers and Brown Brothers Harriman & Co. as the Lender.

   10.5     Waiver, made as of May 18, 2000, by and between NMT Medical, Inc.
            and Whitney Subordinated Debt Fund, L.P.

   27       Financial Data Schedule
----------

* Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.


  (b) Reports on Form 8-K.  On March 22, 2000, the Company filed a Current
      -------------------
Report on Form 8-K with the Securities and Exchange Commission reporting that on March 20, 2000, the Company entered into definitive agreements with Integra LifeSciences Holdings Corporation, a Delaware corporation ("Integra"), for the sale of the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery product lines of its NMT Neurosciences division to companies controlled by Integra for an aggregate purchase price of $12 million in cash (the "Sale"). A copy of the Company's March 21, 2000 press release announcing the execution of definitive agreements for the Sale was included as Exhibit 99.1 to the Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NMT MEDICAL, INC.

Date:  May 22, 2000           By: /s/ William J. Knight
                                  ---------------------------------
                                  William J. Knight
                                  Vice President of Finance and
                                  Administration and Chief Financial
                                  Officer

                                 EXHIBIT INDEX

 Exhibit No.                        Description of Exhibit
 ----------                         ----------------------
    2.1*    Purchase Agreement by and among NMT Medical, Inc., NMT NeuroSciences
            (US),  Inc., NMT NeuroSciences Holdings (UK) Ltd., NMT NeuroSciences
            (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery Ltd., Swedemed
            AB, Integra Neurosciences Holdings (UK) Ltd., and Integra Selector
            Corporation, dated as of March 20, 2000.
    2.2*    Asset Purchase Agreement by and among NMT NeuroSciences (US), Inc.,
            NMT Medical, Inc. and Integra Selector Corporation, dated as of
            March 20, 2000.
   10.1     Amendment No. 3 to Subordinated Note and Common Stock Purchase
            Agreement, dated as of April 5, 2000, by and among
            NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for
            certain purposes, J.H. Whitney & Co.
   10.2     First Amendment to Credit Agreement, dated as of April 5, 2000, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp.,
            NMT NeuroSciences (International), Inc., NMT NeuroSciences (US),
            Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive
            Systems, Inc. as the Borrowers and Brown Brothers Harriman & Co. as
            the Lender.
   10.3     Severance and Settlement Agreement and Release, dated as of April 8,
            2000, by and between NMT Medical, Inc. and Thomas M. Tully.
   10.4     Letter Agreement of Compliance with Certain Covenants, dated as of
            May 19, 2000, by and among NMT Medical, Inc. and its domestic subsidiaries as the Borrowers and Brown Brothers Harriman & Co. as
            the Lender.
   10.5     Waiver, made as of May 18, 2000, by and between NMT Medical, Inc.
            and Whitney Subordinated Debt Fund, L.P.
   27       Financial Data Schedule
----------

* Incorporated by reference to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.