Form 10-Q
period 2000-06-30
NMT MEDICAL INC
filed 2000-08-21
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
                               -------------

       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                       Commission file number:  000-21001
                                                ---------


                               NMT Medical, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                    95-4090463
-------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
 or Organization)                                No.)


27 Wormwood Street, Boston, Massachusetts              02210
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code:  617-737-0930
                                                     ------------

                                 Not Applicable
--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x      No___
                                                ---


  As of August 17, 2000, there were 10,941,721 shares of Common Stock, $.001 par value per share, outstanding.

                               NMT Medical, Inc.

                                     INDEX
                                     -----

                                                                                    Page Number
                                                                                     ----------
Part I.      Financial Information
             --------------------

   Item 1.   Financial Statements.

             Consolidated Balance Sheets at June 30, 2000 and
             December 31, 1999                                                                 3

             Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 2000 and 1999                                                      4

             Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999                                                      5

             Notes to Consolidated Financial Statements                                        6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                       17

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                      24

Part II.   Other Information
           -----------------

   Item 1.   Legal Proceedings.                                                               25

   Item 3.   Defaults Upon Senior Securities.                                                 26

   Item 5.   Other Information.                                                               26

   Item 6.   Exhibits and Reports on Form 8-K.                                                26

Signatures                                                                                    28

                      NMT Medical, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                   At             At
                                                                                June 30,     December 31,
                                                                                  2000           1999
                                                                              ----------------------------
                 Assets
Current assets:
              Cash and cash equivalents                                       $   5,652,827    $ 3,533,475
              Accounts receivable, net of allowances for doubtful accounts of $998,000 and $934,000 as of June 30, 2000 and
                December 31, 1999, respectively                                   6,626,408      7,900,099
              Inventories                                                         3,853,604      4,634,348
              Prepaid expenses and other current assets                           2,404,119      2,429,016
                                                                              ----------------------------
                           Total current assets                                  18,536,958     18,496,938
                                                                              ----------------------------

Property, plant and equipment, at cost:
              Land and Buildings                                                  4,220,566      4,650,000
              Laboratory and computer equipment                                   3,762,576      3,284,294
              Office furniture and equipment                                      1,018,982      1,062,228
              Leasehold improvements                                              3,181,856      3,268,897
              Equipment under capital lease                                       2,350,512      2,258,982
                                                                              ----------------------------
                                                                                 14,534,492     14,524,401
              Less- Accumulated depreciation and amortization                    12,701,307      3,506,354
                                                                              ----------------------------
                                                                                  1,833,185     11,018,047
                                                                              ----------------------------

Other assets                                                                        441,724        839,733

Net assets from discontinued operations                                                 -        8,392,448
                                                                              ----------------------------
                                                                              $  20,811,867    $38,747,166
                                                                              ============================

              Liabilities and Stockholders' Equity
Current Liabilities:
              Accounts payable                                                $   2,954,364    $ 4,100,081
              Accrued expenses                                                    3,746,672      4,629,366
              Current portion of debt obligations                                 1,103,609      1,002,877
              Net liabilities from discontinued operations                        2,616,572            -
                                                                              ----------------------------
                           Total current liabilities                             10,421,217      9,732,324
                                                                              ----------------------------

Long-term debt obligations, net of current portion                                5,149,751     13,570,355
Deferred tax liability                                                                  -        1,283,008

Commitments and contingencies (Note 13)

Stockholders' equity
     Preferred stock, $.001 par value-
              Authorized-3,000,000 shares
              Issued and outstanding-none                                               -              -
     Common stock, $.001 par value-
              Authorized-30,000,000 shares
              Issued and outstanding-10,921,721 and 10,783,278 shares
              at June 30, 2000 and December 31,1999, respectively                    10,922         10,784
      Addditional paid-in capital                                                41,964,675     41,439,959
      Cumulative translation adjustment                                          (1,520,592)      (708,253)
      Accumulated deficit                                                       (35,214,106)   (26,581,011)
                                                                              ----------------------------
                    Total stockholders' equity                                    5,240,899     14,161,479
                                                                              ----------------------------
                                                                              $  20,811,867    $38,747,166
                                                                              ============================

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                      NMT Medical, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                            For the Three Months Ended               For the Six Months Ended
                                                                       June 30,                              June 30,
                                                                  2000          1999                     2000        1999
                                                            ----------------------------            -------------------------
Revenues:
  Product sales                                               $  9,000,572  $  8,791,308            $ 18,756,399 $ 16,107,767
  License fees                                                     192,857       418,693                 442,090      868,938
                                                            ----------------------------            -------------------------
                                                                 9,193,429     9,210,001              19,198,489   16,976,705
                                                            ----------------------------            -------------------------
Expenses:
  Cost of product sales                                          3,611,941     4,111,730               7,640,972    7,009,487
  Research and development                                       1,372,265     1,137,478               2,646,891    2,097,670
  General and administrative                                     2,135,121     2,039,424               4,548,231    4,227,361
  Selling and marketing                                          2,483,248     1,553,693               4,501,792    3,658,068
  Impairment of long-lived assets (Note 4)                       7,054,106             -               7,054,106            -
                                                            ----------------------------            -------------------------
                                                                16,656,681     8,842,325              26,391,992   16,992,586
                                                            ----------------------------            -------------------------
             Income (loss) from operations                      (7,463,252)      367,676              (7,193,503)     (15,881)
                                                            ----------------------------            -------------------------

Equity in net loss of Image Technologies Corporation                 -          (165,421)                      -     (299,550)
Currency transaction gain                                          117,735        26,282                 251,149      227,044
Interest expense                                                  (480,177)     (682,269)               (839,828)  (1,414,521)
Interest income                                                     57,089       165,554                  66,833      333,161
                                                            ----------------------------            -------------------------
                                                                  (305,353)     (655,854)               (521,846)  (1,153,866)
                                                            ----------------------------            -------------------------

             Loss before provision (benefit) for
               income taxes                                     (7,768,605)     (288,178)             (7,715,349)  (1,169,747)
Provision (benefit) for income taxes                                     -        95,300                 (14,850)     (84,400)
                                                            ----------------------------            -------------------------

  Net loss from continuing operations                           (7,768,605)   $ (383,478)           $ (7,700,499) $(1,085,347)
  Net income (loss) from discontinued operations, net of
               income taxes                                       (932,596)       66,000                (932,596)     233,000
                                                            ----------------------------            -------------------------

Net Loss                                                      $ (8,701,201)   $ (317,478)           $ (8,633,095)  $ (852,347)
                                                            ============================            =========================

Basic and diluted net income (loss) per common share:

             Continuing operations                            $      (0.71)      $ (0.04)           $      (0.71)  $    (0.10)
                                                            ============================            =========================
             Discontinued operations                          $      (0.09)       $ 0.01            $      (0.09)  $     0.02
                                                            ============================            =========================
             Net loss                                         $      (0.80)      $ (0.03)           $      (0.79)  $    (0.08)
                                                            ============================            =========================
Basic and diluted weighted average common shares                10,919,187    10,766,852              10,870,577   10,725,542
  outstanding                                               ============================            =========================

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                      NMT Medical, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             For the Six Months Ended
                                                                                                     June 30,
                                                                                              2000              1999
                                                                                       ------------------------------------
Cash flows from operating activities:
     Net loss                                                                              $(8,633,095)       $ (852,347)
     Net income (loss) from discontinued operations                                           (932,596)          233,000
                                                                                           -----------        ----------
     Net loss from continuing operations                                                    (7,700,499)       (1,085,347)
     Adjustments to reconcile net loss to net cash used in
     operating activities-
                 Equity in net loss of Image Technologies Corporation                                -           299,550
                 Depreciation and amortization                                                 775,868           773,517
                 Noncash tax provision                                                               -           403,000
                 Noncash interest expense                                                      394,472           362,722
                 Increase in accounts receivables reserves                                      64,239           228,760
                 Impairment of long-lived assets                                             7,054,106                 -
                 Changes in assets and liabilities-
                                 Accounts receivable                                           945,968         1,139,653
                                 Inventories                                                   610,656        (2,210,932)
                                 Prepaid expenses and other current assets                      19,473        (1,157,959)
                                 Accounts payable                                           (1,395,316)       (2,587,785)
                                 Accrued expenses                                           (1,074,993)          195,390

                                                                                           -----------        ----------
                                     Net cash used in operating activities                    (306,026)       (3,639,431)
                                                                                           -----------        ----------
                                     Net cash provided by (used in) discontinued
                                      operations                                            (1,555,575)        1,388,000
                                                                                           -----------        ----------

Cash flows from investing activities:
     Maturities of marketable securities                                                             -         2,268,870
     Purchases of property, plant and equipment                                                (10,091)           71,750
     Increase in investment in Image Technologies Corporation                                        -           (62,000)
     Decrease in other assets                                                                  133,099           129,336
     Proceeds from sale of the UK operations                                                11,632,000                 -

                                                                                           -----------        ----------
                                     Net cash provided by investing activities              11,755,008         2,407,956
                                                                                           -----------        ----------

Cash flows from financing activities:
     Payments of capital lease obligations                                                    (160,329)         (105,808)
     Proceeds from issuance of common stock                                                    524,855           135,298
     Payments made under financing arrangements                                             (8,207,134)                -

                                                                                           -----------        ----------
                                     Net cash provided by (used in) financing activities    (7,842,608)           29,490
                                                                                           -----------        ----------

Effect of exchange rate changes on cash                                                         68,553          (499,844)
                                                                                           -----------        ----------

Net increase (decrease) in cash and cash equivalents                                         2,119,352          (313,829)
Cash and cash equivalents, beginning of period                                               3,533,475         4,007,014
                                                                                           -----------        ----------
Cash and cash equivalents, end of period                                                   $ 5,652,827        $3,693,185
                                                                                           ===========        ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for-
                 Interest                                                                  $   569,854        $1,141,373
                                                                                           ===========        ==========
                 Taxes                                                                     $    50,000        $   98,148
                                                                                           ===========        ==========

Noncash investing and financing activities:
     Issuance of warrants in connections with debt waiver                                  $         -        $   50,000
                                                                                           ===========        ==========
     Purchase of fixed assets under capital lease                                          $    89,847        $        -
                                                                                           ===========        ==========

             The accompanying Notes are an integral part of these
                      Consolidated Financial Statements.

                      NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Operations

     NMT Medical, Inc. (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is sold commercially in the U.S. for certain humanitarian uses only, and in Europe and other international markets. Through its NMT Neurosciences division, the Company develops, manufactures, markets and sells specialty implants and instruments for neurosurgery including cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery. On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines and certain assets and liabilities for approximately $12 million cash (see Note 3). The results of these discontinued operations have been included in the accompanying financial statements for the three- and six-month periods ended June 30, 2000 and 1999, respectively.

     As of June 30, 2000, the Company was not in compliance with certain of the debt covenants contained in the subordinated note agreement discussed in
     Note 5. The Company obtained a waiver of default from the debtholder.

2.   Interim Financial Statements

     The accompanying Consolidated Financial Statements as of June 30, 2000 and for the three and six-month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Amendment No. 1 thereto

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


2.   Interim Financial Statements--(continued)

     on Form 10K/A, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2000.

3.   Sale of the U.K. Operations of the NMT Neurosciences Division

     On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles Surgical Instruments and cryosurgery product lines and certain assets and liabilities for $12.0 million in cash. The Company recorded a $3.4 million loss on this sale, comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.9 million, and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale. The net assets sold consisted of the following:



          Current assets                                     $  6,807,000
          Property and equipment, net                           1,203,000
          Goodwill and other intangible assets, net             5,495,000
          Total assets                                         13,505,000
          Current liabilities assumed by the buyer             (2,089,000)
                                                             ------------
                                                             $ 11,416,000
                                                             ============

     The consolidated financial statements of the Company have been restated to reflect the financial results of the U.K. operations as a discontinued operation for the three months ended June 30, 1999 and the six months ended June 30, 2000 and 1999, respectively, and as of December 31, 1999. Reported revenues, expenses, and cash flows exclude the operating results of the discontinued operations. The Company did not allocate interest expense associated with the senior secured debt and subordinated note discussed in Notes 5(a) and 5(b) to discontinued operations.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


3.   Sale of the U.K. Operations of the NMT Neurosciences Division--(continued)

     The Company used approximately $7.3 million of the proceeds from this sale to fully pay down its senior secured debt agreement and related interest and $500,000 to pay down its subordinated note agreement as discussed in
     Note 5. During the second quarter the Company revised its estimate for the Company's net loss from discontinued operations by approximately $933,000 and as such has recorded a loss for the discontinued operation of $933,000 in the quarter ended June 30, 2000.


4.   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their fair market values. In accordance with SFAS No. 121, the carrying value of long-lived assets is periodically reviewed by the Company based on the expected future undiscounted cash flows. The NMT Neurosciences division has continued to incur operating losses which has caused management and the Board of Directors of the Company to consider various strategic alternatives for that division. Based upon these considerations and an analysis of the undiscounted cash flows, the Company determined that there was an impairment of the long-lived assets of the NMT Neurosciences division. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the NMT Neurosciences division to their estimated fair value. The long-lived assets which are impaired consist primarily of a building and other fixed assets located in the Company's Biot, France Neurosciences facility. The Company's estimates of fair value for such assets was based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge recorded in the quarter ended June 30, 2000 was based upon estimates and does not include losses which may occur upon the decision to sell or liquidate the NMT Neurosciences division including exit costs, transaction costs and additional losses on the sale or disposition of the assets. These additional charges could be significant.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


5.   Debt

     (a) Subordinated Note Payable

     In July 1998, the Company financed a significant portion of the acquisition of the neurosurgical instruments business of Elekta AB (PUBL) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (See Note 5(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. The Company paid down $500,000 of this note from the proceeds obtained in connection with the sale of the U.K. operations of its NMT Neurosciences division (see Note 3). The remaining $4.9 million of the subordinated debt on the balance sheet as of June 30, 2000 is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended. As of June 30, 2000, the Company was not in compliance with certain of the debt covenants of the subordinated note payable and has obtained a waiver of default from the holder of the note.

     (b) Senior Secured Debt

     On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (See Note 5(a)). The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes. The Company has not made any borrowings under this $2 million facility and the bank terminated the availability of this facility subsequent to June 30, 2000. On April 5, 2000, the Company paid down this note and related interest in its entirety from the proceeds obtained in connection with the sale of the U.K. operations of its NMT Neurosciences division (see Note 3).

6.   Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


7.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                         June 30,    December 31,
                                           2000          1999
                                           ----          ----

          Components                  $ 2,014,482   $ 2,379,474
          Finished Goods                1,839,122     2,254,874
                                      -----------   -----------
                                      $ 3,853,604   $ 4,634,348
                                      ===========   ===========

8.   Net Income (Loss) per Common and Common Equivalent Share

     The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Diluted loss per share is the same as basic loss per share for the three- and six-month periods ended June 30, 2000 and 1999 as the effects of the Company's potential common stock (2,265,317 shares and 2,285,991 shares for the periods ended June 30, 2000 and 1999, respectively) are antidilutive.

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

     Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity and amounted to a cumulative loss of approximately $1.5 million and $708,000 for the six month period ended June 30, 2000 and the year ended December 31, 1999, respectively. Additionally, the Company had foreign currency transaction gains of approximately $118,000 and $26,000 during the three months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, the Company recorded foreign currency transaction gains of $251,000 and $227,000, respectively.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


9.   Foreign Currency--(continued)

     Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10.  Comprehensive Loss

     The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustments.

                                                      For the Three Months Ended     For the Six Months Ended
                                                               June 30,                      June 30,
                                                        2000            1999           2000           1999
                                                        ----            ----           ----           ----
     Net loss                                         $ (8,701,201)   $ (317,478)  $ (8,633,095)  $   (852,347)
     Foreign currency translation adjustments            ( 197,382)     (542,000)      (812,342)    (1,554,000)
                                                      ------------    ----------   ------------   ------------
     Comprehensive loss                               $ (8,898,583)   $ (859,478)  $ (9,445,437)  $ (2,406,347)
                                                      ============    ==========   ============   ============


11.  Accrued Expenses

     Accrued expenses consist of the following at:


                                            June 30,     December 31,
                                              2000           1999
                                              ----           ----
       Payroll and payroll related        $ 1,582,135    $ 1,607,773
       Sales taxes                            373,000        560,000
       Inventory                              590,985             --
       Royalties                              429,807        390,900
       Other accrued expenses                 770,745      2,070,693
                                          -----------    -----------
                                          $ 3,746,672    $ 4,629,366
                                          ===========    ===========

12.  Segment Reporting

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

                      NMT Medical, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)


12.  Segment Reporting--(continued)

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group includes members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the core technologies segment includes minimally-invasive medical devices that were the Company's primary products prior to the acquisition of its Neurosciences division while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of the Neurosciences division). The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts, the Spetzler Titanium Aneurysm Clip and endoscopes and instrumentation for minimally invasive surgery.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                                           For the Three Months Ended           For the Six Months Ended
                                                                    June 30,                            June 30,
                                                               2000              1999              2000              1999
                                                               ----              ----              ----              ----
  Segment Revenues:
     Core technologies products                          $   4,806,429     $   3,708,001     $   9,940,489     $   6,718,705
     Neurosurgical products                                  4,387,000         5,502,000         9,258,000        10,258,000
                                                         -------------      ------------     -------------     -------------
           Total revenues                                $   9,193,429      $  9,210,001     $  19,198,489     $  16,976,705
                                                         =============      ============     =============     =============

  Segment Interest Income:
     Core technologies products                          $      57,089      $    165,554     $      66,833     $     331,161
     Neurosurgical products                                         --                --                --                --
                                                         -------------      ------------     -------------     -------------
           Total                                         $      57,089      $    165,554     $      66,833     $     331,161
                                                         =============      ============     =============     =============

                      NMT Medical, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)


12.  Segment Reporting--(continued)

                                                     For the Three Months Ended                For the Six Months Ended
                                                              June 30,                                 June 30,
                                                         2000               1999                  2000               1999
                                                         ----               ----                  ----               ----
  Segment Interest Expense:
     Core technologies products                       $   (473,177)      $   (679,269)       $     (770,828)    $   (1,403,521)
     Neurosurgical products                                 (7,000)            (3,000)              (69,000)           (11,000)
                                                      ------------       ------------        --------------     --------------
           Total                                      $   (480,177)      $   (682,269)       $     (839,828)    $   (1,414,521)
                                                      ============       ============        ==============     ==============

  Segment Income Tax Provision (Benefit):
     Core technologies products                       $         --       $    168,300        $           --     $     (107,400)
     Neurosurgical products                                     --            (73,000)              (14,850)            23,000
                                                      ------------       ------------        --------------     --------------
           Total                                      $         --       $     95,300        $      (14,850)    $      (84,400)
                                                      ============       ============        ==============     ==============

Segment Depreciation and Amortization:
     Core technologies products                       $    158,351       $    154,312        $      305,777     $      307,301
     Neurosurgical products                                243,000            172,000               470,091            466,216
                                                      ------------       ------------        --------------     --------------
           Total                                      $    401,351       $    326,312        $      775,868     $      773,517
                                                      ============       ============        ==============     ==============

Segment Equity in Net Loss of Investee:
     Core technologies products                       $         --       $   (165,421)       $           --     $     (299,550)
     Neurosurgical products                                     --                 --                    --                 --
                                                      ------------       ------------        --------------     --------------
           Total                                      $         --       $   (165,421)       $           --     $     (299,550)
                                                      ============       ============        ==============     ==============

Segment Income (Loss):
     Core technologies products                       $   (511,225)      $   (666,478)       $     (363,427)    $   (1,741,347)
     Neurosurgical products                             (8,189,976)           349,000            (8,269,668)           889,000
                                                      ------------       ------------        --------------     --------------
           Total                                      $ (8,701,201)      $   (317,478)       $   (8,633,095)    $     (852,347)
                                                      ============       ============        ==============     ==============

     Segment balance sheet information is as follows as of June 30, 2000 and December 31, 1999:

                                                             June,          December 31,
Segment Long-Lived Tangible Assets:                          2000              1999
                                                             ----              ----
     Core technologies products                       $   4,305,492      $    3,963,402
     Neurosurgical products                              10,832,000          10,560,999
                                                      -------------      --------------
           Total                                      $  15,137,492      $   14,524,401
                                                      =============      ==============

                      NMT Medical, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)

13.  Contingencies

     The Company is a party to the following legal proceedings which could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

       . In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. The case is currently in discovery.

       . In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. Elekta seeks approximately $1.6 million in damages. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. On May 15, 2000, the Company filed a statement of defenses and counterclaims asserting defenses and counterclaims in the amount of approximately $2.3 million. On July 7, 2000, Elekta submitted a reply pleading that asserted approximately $400,000 in additional claims against the Company. The parties are currently in the pleadings stage.

                      NMT Medical, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (continued)


13.  Contingencies--(continued)

       . On January 21, 2000, a personal injury suit was filed in the Supreme Court of the State of New York, County of New York by Martin B. Levi, et. al. against Johnson & Johnson, Inc., et. al., including a subsidiary of the Company, claiming damages from placement of a defective Palmaz-Schatz coronary stent during a cardiac catherization procedure. Plaintiffs seek damages in excess of $31 million. The Company has requested that plaintiffs dismiss the Company's subsidiary from the action on the basis that the subsidiary never manufactured and/or distributed the stent product.

       . On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants (France), a wholly owned subsidiary of the Company ("NMT France"), breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France is acting as the exclusive worldwide distributor of Sodem's products. Sodem seeks approximately $18 million in damages in addition to costs and fees of their attorneys.

       . On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that its Recovery Filter(TM) is not covered by the 1992 Agreement giving C.R. Bard, Inc. exclusive distribution rights to the Company's Simon Nitinol Filter (TM).

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)


14.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning with the quarter ending September 30, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS No. 133 in its quarter ending September 30, 2000 and does not expect such adoption to have a material impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be applied on a prospective basis from the effective date. The Company does not expect the adoption of the Interpretation during the third quarter to have a material effect on the results of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as amended by Amendment No.1 thereto on Form 10-K/A.

Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results for a full fiscal year.


Results of Operations

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues. Revenues for the three months ended June 30, 2000 remained relatively constant at $9.2 million for the three months ended June 30, 2000 and 1999. Product sales increased to $9.0 million for the three months ended June 30, 2000 from $8.8 million for the three months ended June 30, 1999. The Company had a 57% and 108% increase in the unit sales and dollar sales, respectively of CardioSEAL Septal Occluders during the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 offset by a 20% decrease in dollar sales of the Company's neurosurgical products. License fees for the three months ended June 30, 2000 amounted to $193,000 and consist of minimum quarterly royalty payments of $157,000 and cost-sharing payments from Boston Scientific of approximately $36,000. License fees for the three months ended June 30, 1999 amounted to $419,000 consisting of minimum quarterly royalty payments of $375,000 and cost-sharing payments from Boston Scientific of approximately $44,000. This decrease in the royalty payments during the quarter ended June 30, 2000 as compared with the quarter ended June 30, 1999 is attributable to the expiration of the Company's guaranteed minimum license agreement with Boston Scientific as of the beginning of 2000 whereby the royalty revenue is currently being recorded by the Company on an actual, rather than guaranteed, basis.

Cost of Product Sales. Cost of product sales decreased to $3.6 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. The decrease is primarily due to decreased sales of the Company's neurosurgical products, which have a higher cost of product sales as a percent of sales than do the CardioSEAL Septal Occluders and vena cava filters. The Company had increased sales of CardioSEAL Septal Occluders, which have lower cost of product sales as a percent of sales than the vena cava filters. As a result, cost of product sales, as a percent of product sales, decreased to 40% for the three months ended June 30, 2000 from 47% for the three months ended June 30, 1999.

Research and Development. Research and development expenses increased to $1.4 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL and STARFlex Septal Occluder as well as pending product enhancements. In addition, the Company increased its development activity for vena cava filters, including regulatory support for its removable vena cava filter, and for other products under development.

General and Administrative. General and administrative expenses increased slightly to $2.1 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999 primarily due to increased legal and professional fees resulting from the Company's defense of patents and other legal proceedings (see Liquidity and Capital Resources and Part II, Item 1, "Legal Proceedings").

Selling and Marketing. Selling and marketing expenses increased to $2.5 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The increase is primarily attributable to increased marketing activities related to the U.S. commercialization of theCardioSEAL Septal Occluder for which the Company received FDA approval under HUD regulations late in the third quarter and the beginning of the fourth quarter of 1999.

Impairment of Long-Lived Assets. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the NMT Neurosciences division to their estimated fair value. The long-lived assets which are impaired consist primarily of a building and other fixed assets located in the Company's Biot, France Neurosciences facility. The Company's estimates of fair value for such assets were based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge recorded in the quarter ended June 30, 2000 was based upon estimates and does not include losses which may occur upon the decision to sell or liquidate the NMT Neurosciences division including exit costs, transaction costs and additional losses on the sale or disposition of the assets. These additional charges could be significant.

Interest Expense. Interest expense was $480,000 for the three months ended June 30, 2000 as compared to $682,000 for the three months ended June 30, 1999. The decrease was primarily the result of the Company having lower debt balances during the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 due to the reduction of its $20 million subordinated note payable to $6 million on September 13, 1999 (see Note 5 in the accompanying Notes to Consolidated Financial Statements). Additionally, on April 5, 2000, the Company further reduced this subordinated note payable by $500,000 to $5.5 million with certain of the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3 in the accompanying Notes to Consolidated Financial Statements). This note accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $37,000 and $118,000, for the three months ended June 30, 2000 and 1999, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Interest Income. Interest income was $57,000 for the three months ended June 30, 2000 as compared to $166,000 for the three months ended June 30, 1999. The decrease was due to the Company's lower cash resulting from the Company using $6 million and $500,000 in September 1999 and April 2000, respectively, to reduce the principal amount of its $20 million subordinated note payable (see Note 5 in the accompanying Notes to Consolidated Financial Statements).

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues. Revenues for the six months ended June 30, 2000 increased to $19.2 million from $17.0 million for the six months ended June 30, 1999. Product sales increased to $18.8 million for the six months ended June 30, 2000 from $16.1 million for the six months ended June 30, 1999. The Company had a 105% and 146% increase in unit sales and dollar sales, respectively of CardioSEAL Septal Occluders during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 offset by a 10% decrease in dollar sales of the Company's neurosurgical products. License fees for the six months ended June 30, 2000 amounted to approximately $442,000 and consist of minimum quarterly royalty payments of $403,000 and cost-sharing payments from Boston Scientific of approximately $39,000. License fees for the six months ended June 30, 1999 amounted to $869,000 and consist of minimum quarterly royalty payments of $750,000 and cost-sharing payments from Boston Scientific of approximately $119,000. This decrease in the royalty payments during the six months ended June 30, 2000 as compared with the six months ended June 30, 1999 is attributable to the expiration of the Company's guaranteed minimum license agreement with Boston Scientific as of the beginning of 2000 whereby the royalty revenue is currently being recorded by the Company on an actual, rather than guaranteed, basis.

Cost of Product Sales. Cost of product sales increased to $7.6 million for the six months ended June 30, 2000 from $7.0 million for the six months ended June 30, 1999 primarily due to increases in unit sales of CardioSEAL Septal Occluders and vena cava filters during the six months ended June 30, 2000 as compared with the six months ended June 30, 1999 partially offset by decreased sales of the Company's neurosurgical products, which have a higher cost of product sales as a percent of sales than the CardioSEAL Septal Occluders and vena cava filters. As a result, cost of product sales, as a percent of product sales, decreased to 40% for the six months ended June 30, 2000 from 43% for the six months ended June 30, 1999. This decrease is due to increased sales of the CardioSEAL Septal Occluder, which has a lower cost of product sales as a percent of sales than do the vena cava filter and neurosurgical products.

Research and Development. Research and development expenses increased to $2.6 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL and STARFlex Septal Occluder as well as pending product enhancements. In addition, the Company increased its development activity for vena cava filters, including regulatory support for its removable vena cava filter, and for other products under development.

General and Administrative. General and administrative expenses increased to $4.6 million for the six months ended June 30, 2000 from $4.2 million for the six months ended June 30, 1999 primarily due to increased legal and professional fees resulting from the Company's defense of patents and other legal proceedings (see Liquidity and Capital Resources and Part II, Item 1, "Legal Proceedings").

Selling and Marketing. Selling and marketing expenses increased to $4.5 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999. The increase is primarily attributable to increased marketing activities related to the U.S. commercialization of the CardioSEAL Septal Occluder for which the Company received FDA approval under HUD regulations late in the third quarter and the beginning of the fourth quarter of 1999.

Impairment of Long-Lived Assets. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the NMT Neurosciences division to their estimated fair value. The long-lived assets which are impaired consist primarily of a building and other fixed assets located in the Company's Biot, France Neurosciences facility. The Company's estimates of fair value for such assets were based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge recorded in the quarter ended June 30, 2000 was based upon estimates and does not include losses which may occur upon the decision to sell or liquidate the NMT Neurosciences division including exit costs, transaction costs and additional losses on the sale or disposition of the assets. These additional charges could be significant.

Interest Expense. Interest expense was $840,000 for the six months ended June 30, 2000 as compared to $1.4 million for the six months ended June 30, 1999.
The decrease was primarily the result of the Company having lower debt balances during the six months ended June 30, 2000 as compared with the six months ended June 30, 1999 due to the reduction of its $20 million subordinated note payable to $6 million on September 13, 1999 (see Note 5 in the accompanying Notes to Consolidated Financial Statements). Additionally, on April 5, 2000, the Company further reduced this subordinated note payable by $500,000 to $5.5 million with certain of the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3 in the accompanying Notes to Consolidated Financial Statements). This note accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $77,000 and $231,000, for the six months ended June 30, 2000 and 1999, respectively, is included in interest expense in the accompanying statements of operations.

Interest Income. Interest income was $67,000 for the six months ended June 30, 2000 as compared to $333,000 for the three months ended June 30, 1999. The decrease was due to the Company's lower cash balances resulting from the Company using $6 million and $500,000 in September 1999 and April 2000, respectively, to reduce the principal amount of its $20 million subordinated note payable (see
Note 5 in the accompanying Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company had cash and cash equivalents and marketable securities equal to $5.7 million at June 30, 2000 as compared to $3.5 million at December 31, 1999. During the six months ended June 30, 2000, the Company's operations utilized cash of approximately $306,000 which consists of approximately $7.7 million of cash generated by operations prior to approximately $8.3 million of noncash charges and before changes in working capital items.

In July 1998, the Company financed a portion of the acquisition of the NMT Neurosciences division with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The bank terminated the availability of this facility subsequent to June 30, 2000 (see Note 5 in the accompanying Notes to Consolidated Financial Statements).

On April 5, 2000, the Company used the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3 of the Notes to Consolidated Financial Statements in the accompanying financial statements) to reduce the subordinated note payable and the senior secured debt, including its related interest, by $500,000 and $7.3 million, respectively, leaving approximately $3.8 million from the proceeds for working capital purposes. The balance outstanding under the subordinated note at June 30, 2000 was approximately $4.9 million. As of June 30, 2000, the Company was not in compliance with certain of the debt covenants contained in the subordinated note agreement and negotiated a waiver of default with the debtholder.

The Company is a party to several legal proceedings which could have a material adverse impact on the Company's results of operations or liquidity if there were and adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes (see Note 13 in the accompanying Notes to Consolidated Financial Statements and Part II, Item 1, "Legal Proceedings").

The Company is a party to various contractual arrangements including royalty arrangements and employment and consulting agreements for current employees and consultants which are likely to increase as additional agreements are entered into and additional personnel are retained. On April 8, 2000, Thomas M. Tully, President and Chief Executive Officer, resigned from the Company. The amount of his severance of approximately $300,000 and related recruiting fees for his replacement were charged to operations during the three months ended March 31, 2000.

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

In addition to the above, the Company may require additional funds for its research and product development programs, preclinical and clinical testing, operating expenses, regulatory processes, manufacturing and marketing programs and potential licenses and acquisitions. Any additional equity financing, if available, may be dilutive to stockholders, and any additional debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the outcome of the Company's strategic review of the NMT Neurosciences business, the outcome of pending legal proceedings, the sales of its products, the progress of its research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that the Company may establish.

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

As of June 30, 2000, the impact of the euro conversion has not had a material impact on the operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has diminished its international operations following the recent sale of the UK operations of its Neurosciences division and concomitantly reduced its foreign currency exposure, it remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. See Note 9 to the Notes to Consolidated Financial Statements. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

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

Part II.  Other Information

Item 1.   Legal Proceedings.
          -----------------

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

 .    In December 1998, the Company filed a patent infringement suit in the
     United States District Court for the District of Massachusetts against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. The case is currently in discovery.

 .    In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. Elekta seeks approximately $1.6 million in damages. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. On May 15, 2000, the Company filed a statement of defenses and counterclaims asserting defenses and counterclaims in the amount of approximately $2.3 million. On July 7, 2000, Elekta submitted a reply pleading that asserted approximately $400,000 in additional claims against the Company. The parties are currently in the pleadings stage.

 .    On January 21, 2000, a personal injury suit was filed in the Supreme Court of the State of New York, County of New York by Martin B. Levi, et. al. against Johnson & Johnson, Inc., et. al., including a subsidiary of the Company, claiming damages from placement of a defective Palmaz-Schatz coronary stent during a cardiac catherization procedure. Plaintiffs seek damages in excess of $31 million. The Company has requested that plaintiffs dismiss the Company's subsidiary from the action on the basis that the subsidiary never manufactured and/or distributed the stent product.

 .    On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the
     Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants (France), a wholly owned subsidiary of the Company ("NMT France"), breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France is acting as the exclusive worldwide distributor of Sodem's products. Sodem seeks approximately US$18 million in damages in addition to costs and fees of their attorneys.

 .    On August 11, 2000, the Company filed a demand for arbitration before the
     American Arbitration Association in Boston, Massachusetts to obtain a determination that its Recovery Filter(TM) is not covered by the 1992 Agreement giving C.R. Bard, Inc. exclusive distribution rights to the Company's Simon Nitinol Filter (TM).

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

     (a)   Material Default with Respect to Indebtedness. As of June 30, 2000,
           ---------------------------------------------
the Company was not in compliance with certain covenants contained in its subordinated note agreement with certain entities affiliated with Whitney & Co. ("Whitney"). The Company obtained a waiver of default from Whitney. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Note 5(a) of the Notes to Consolidated Financial Statements in the accompanying financial statements. The waiver of default is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 5.    Other Information.
           -----------------

     On June 28, 2000, the Board of Directors of the Company approved amendments to the then outstanding option agreements, granting options under each of the Company's 1996 Stock Option Plan and 1998 Stock Incentive Plan, to provide for automatic acceleration of vesting upon any merger, reorganization, liquidation or similar event involving the Company.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

     (a)   Exhibits.
           --------

Exhibit No.                            Description of Exhibit
----------                             ----------------------

   10.1 Waiver, made as of August 17, 2000, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

     27    Financial Data Schedule



     (b)   Reports on Form 8-K.
           -------------------

 .    On April 12, 2000, the Company filed a Current Report on Form 8-K with the
     Securities and Exchange Commission (the "SEC") reporting the resignation, effective as of April 8, 2000, of Thomas M. Tully as Chief Executive Officer and President and as a member of the Board of Directors of the Company.

 .    On April 19, 2000, the Company filed a Current Report on Form 8-K with the
     SEC reporting that on April 5, 2000, the Company completed the sale of the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery product lines, including certain assets and liabilities, to Integra LifeSciences Holdings Corporation, a Delaware corporation (the "Sale"). The audited consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 reflecting the Sale were filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.

 .    On May 12, 2000, the Company filed a Current Report on Form 8-K with the
     SEC reporting that on May 10, 2000, the Board of Directors of the Company expanded the Company's interim management team.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NMT MEDICAL, INC.


Date:  August 21, 2000             By: /s/ Randall W. Davis
                                       --------------------
                                       Randall W. Davis
                                       Acting President

                                 EXHIBIT INDEX


Exhibit No.             Description of Exhibit
----------              ----------------------

   10.1 Waiver, made as of August 17, 2000, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

     27        Financial Data Schedule