Form 10-Q
period 2000-09-30
NMT MEDICAL INC
filed 2000-11-14
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                       Commission file number:  000-21001
                                                ---------


                               NMT Medical, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                         95-4090463
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)



27 Wormwood Street, Boston, Massachusetts                  02210
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:  617-737-0930
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

  As of November 8, 2000, there were 10,954,462 shares of Common Stock, $.001 par value per share, outstanding.

                                NMT Medical, Inc.

                                      INDEX
                                      -----

                                                                                       Page Number
                                                                                       -----------
Part I.  Financial Information

  Item 1.  Financial Statements.

           Consolidated Balance Sheets at September 30, 2000 and December 31, 1999            3

           Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2000 and 1999                                                        4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999                                                        5

           Notes to Consolidated Financial Statements                                         6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                        13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       17

Part II.   Other Information

  Item 1.  Legal Proceedings.                                                                18

  Item 3.  Defaults Upon Senior Securities.                                                  19

  Item 4.  Submission of Matters to a Vote of Security Holders                               19

  Item 6.  Exhibits and Reports on Form 8-K.                                                 20

Signature                                                                                    21

                       NMT Medical, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                           At             At
                                                                      September 30,   December 31,
                                                                          2000           1999
                                                                      ------------    ------------
           Assets
Current assets:
         Cash and cash equivalents                                    $  5,519,148   $  3,533,475
         Accounts receivable, net of reserves
          of $1,227,000 and $934,000 as of September 30, 2000 and
          December 31, 1999, respectively                                5,473,556      7,900,099
         Inventories                                                     3,061,908      4,634,348
         Prepaid expenses and other current assets                       1,995,041      2,429,016
                                                                      ------------   ------------
                  Total current assets                                  16,049,653     18,496,938
                                                                      ------------   ------------
Property, plant and equipment, at cost:
         Land and Buildings                                              4,650,000      4,650,000
         Laboratory and computer equipment                               3,474,951      3,284,294
         Office furniture and equipment                                  1,020,662      1,062,228
         Leasehold improvements                                          3,111,897      3,268,897
         Equipment under capital lease                                   2,350,512      2,258,982
                                                                      ------------   ------------
                                                                        14,608,022     14,524,401
         Less - Accumulated depreciation and amortization               12,862,532      3,506,354
                                                                      ------------   ------------
                                                                         1,745,490     11,018,047
                                                                      ------------   ------------

Other assets                                                               276,472        839,733

Net assets from discontinued operations                                          -      8,392,448
                                                                      ------------   ------------
                                                                      $ 18,071,615   $ 38,747,166
                                                                      ============   ============

         Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts payable                                             $  2,202,111   $  4,100,081
         Accrued expenses                                                4,714,225      4,629,366
         Current portion of debt obligations                               947,230      1,002,877
         Net liabilities from discontinued operations                    2,198,031              -
                                                                      ------------   ------------
                  Total current liabilities                             10,061,597      9,732,324
                                                                      ------------   ------------
Long-term debt obligations, net of current portion                       5,139,182     13,570,355
Deferred tax liability                                                           -      1,283,008

Commitments and contingencies (Note 13)

Stockholders' equity
   Preferred stock, $.001 par value-
         Authorized-3,000,000 shares
         Issued and outstanding-none                                             -              -
   Common stock, $.001 par value-
         Authorized-30,000,000 shares
         Issued and outstanding-10,941,721 and 10,783,278 shares
         at September 30, 2000 and December 31,1999, respectively           10,942         10,784
    Additional paid-in capital                                          42,007,655     41,439,959
    Cumulative translation adjustment                                   (1,726,595)      (708,253)
    Accumulated deficit                                                (37,421,166)   (26,581,011)
                                                                      ------------   ------------
             Total stockholders' equity                                  2,870,836     14,161,479
                                                                      ------------   ------------
                                                                      $ 18,071,615   $ 38,747,166
                                                                      ============   ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT Medical, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                         For the Three Months Ended            For the Nine Months Ended
                                                 September 30,                         September 30,
                                           2000                 1999             2000              1999
                                        -----------          -----------     ------------       -----------
Revenues:
 Product sales                          $ 8,992,108          $ 8,883,630     $ 27,748,507       $24,991,642
 License fees                               202,184              425,000          644,274         1,293,693
                                        -----------          -----------     ------------       -----------

                                          9,194,292            9,308,630       28,392,781        26,285,335
                                        -----------          -----------     ------------       -----------

Expenses:
 Cost of product sales                    4,263,164            3,606,845       11,904,136        10,616,332
 Research and development                 1,333,965            1,199,464        3,980,856         3,297,134
 General and administrative               3,496,523            2,245,872        8,044,754         6,473,234
 Selling and marketing                    2,366,876            2,121,700        6,868,668         5,779,768
 Write-down of note
  receivable from Image
  Technologies Corporation                        -            1,364,369                -         1,364,369
 Impairment of long-lived
  assets (Note 4)                                 -                    -        7,054,106                 -
                                        -----------          -----------     ------------       -----------
                                         11,460,528           10,538,250       37,852,520        27,530,837
                                        -----------          -----------     ------------       -----------

    Loss from operations                 (2,266,236)          (1,229,620)      (9,459,739)       (1,245,502)
                                        -----------          -----------     ------------       -----------

Other Income (Expense):
 Equity in net loss of Image
  Technologies Corporation                        -             (188,979)               -          (488,529)
 Currency transaction gain (loss            189,188             (220,902)         440,337             6,142
 Interest expense                          (199,058)            (622,193)      (1,038,886)       (2,036,714)
 Interest income                             69,046              116,462          135,879           449,623
                                        -----------          -----------     ------------       -----------
                                             59,176             (915,612)        (462,670)       (2,069,478)
                                        -----------          -----------     ------------       -----------
    Loss before benefit for
     income taxes                        (2,207,060)          (2,145,232)      (9,922,409)       (3,314,980)
Benefit for income taxes                          -              (23,700)         (14,850)         (108,100)
                                        -----------          -----------     ------------       -----------
     Loss before extraordinary
      loss on early extinguishment
      of debt                            (2,207,060)          (2,121,532)      (9,907,559)       (3,206,880)

Extraordinary loss on early
 extinguishment of debt                           -           (2,618,428)               -        (2,618,428)
                                        -----------          -----------     ------------       -----------
 Net loss from continuing
  operations                             (2,207,060)          (4,739,960)      (9,907,559)       (5,825,308)
 Net income (loss) from
  discontinued operations,
  net of income taxes                             -               70,000         (932,596)          303,000
                                        -----------          -----------     ------------       -----------
Net Loss                                $(2,207,060)         $(4,669,960)    $(10,840,155)      $(5,522,308)
                                        ===========          ===========     ============       ===========

Basic and diluted net income
 (loss) per common share:

  Continuing operations
   before extraordinary item            $     (0.20)         $     (0.20)    $      (0.91)      $     (0.30)
                                        ===========          ===========     ============       ===========
  Extraordinary item                              -          $     (0.24)               -       $     (0.24)
                                        ===========          ===========     ============       ===========
  Discontinued operations               $         -          $      0.01     $      (0.09)      $      0.03
                                        ===========          ===========     ============       ===========
  Net loss                              $     (0.20)         $     (0.43)    $      (1.00)      $     (0.52)
                                        ===========          ===========     ============       ===========

Basic and diluted weighted
 average common shares
 outstanding                             10,939,330           10,769,239       10,893,663        10,710,234
                                        ===========          ===========     ============       ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT Medical, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                                     2000           1999
                                                                                 ------------   ------------
Cash flows from operating activities:
  Net loss                                                                       $(10,840,155)  $ (5,522,308)
  Net income (loss) from discontinued operations                                     (932,596)       303,000
                                                                                 ------------   ------------
  Net loss from continuing operations                                              (9,907,559)    (5,825,308)
  Adjustments to reconcile net loss to net cash used in
  operating activities-
          Equity in net loss of Image Technologies Corporation                              -        488,529
          Write down of note receivable from Image Technologies Corporation                 -      1,364,369
          Depreciation and amortization                                               952,094      1,285,948
          Deferred tax benefit                                                              -       (390,000)
          Noncash tax provision                                                             -        330,000
          Noncash interest expense related to early extinguishment of debt                  -      2,358,940
          Noncash interest expense                                                    433,232        504,722
          Increase (decrease) in accounts receivables reserves                        389,239       (422,109)
          Impairment of long-lived assets                                           7,054,106              -
          Changes in assets and liabilities-
                   Accounts receivable                                              1,625,547      1,340,963
                   Inventories                                                      1,254,636     (1,816,061)
                   Prepaid expenses and other current assets                          346,265       (308,328)
                   Accounts payable                                                (2,281,568)    (2,338,531)
                   Accrued expenses                                                   102,010        675,166
                                                                                 ------------   ------------
                      Net cash used in operating activities                           (31,998)    (2,751,700)
                                                                                 ------------   ------------
                      Net cash (used in) provided by discontinued
                      operations                                                   (1,974,117)     1,384,000
                                                                                 ------------   ------------
Cash flows from investing activities:
  Maturities of marketable securities                                                       -      6,135,921
  Purchases of property, plant and equipment                                          (83,619)      (564,682)
  Increase in investment in Image Technologies Corporation, net                             -        (62,000)
  Decrease (increase) in other assets                                                 283,349       (152,699)
  Proceeds from sale of the UK operations                                          11,632,000              -
                                                                                 ------------   ------------
                      Net cash provided by investing activities                    11,831,730      5,356,540
                                                                                 ------------   ------------
Cash flows from financing activities:
  Payments of capital lease obligations                                              (366,037)      (156,436)
  Proceeds from issuance of common stock                                              567,855        135,299
  Payments of subordinated debt, net                                                 (500,000)   (14,000,000)
  (Payments of) borrowings under senior debt, net                                  (7,707,134)     7,504,881
                                                                                 ------------   ------------
                      Net cash used in financing activities                        (8,005,316)    (6,516,256)
                                                                                 ------------   ------------
Effect of exchange rate changes on cash                                               165,374       (219,674)
                                                                                 ------------   ------------
Net increase (decrease) in cash and cash equivalents                                1,985,673     (2,747,090)
Cash and cash equivalents, beginning of period                                      3,533,475      4,007,014
                                                                                 ------------   ------------
Cash and cash equivalents, end of period                                         $  5,519,148   $  1,259,924
                                                                                 ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for-
          Interest                                                               $    634,993   $  1,705,955
                                                                                 ============   ============
          Taxes                                                                  $     50,000   $    121,148
                                                                                 ============   ============
Noncash investing and financing activities:
  Issuance of warrants in connections with debt waiver                           $          -   $     50,000
                                                                                 ============   ============

  Purchase of fixed assets under capital lease                                   $     89,847   $     22,988
                                                                                 ============   ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Operations

    NMT Medical, Inc. (the Company) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and septal repair devices (the CardioSeal Septal Occluder). The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is sold commercially in the U.S. for certain humanitarian uses only, and in Europe and other international markets. Through its NMT Neurosciences division, the Company develops, manufactures, markets and sells specialty devices for neurosurgery including cerebral spinal fluid shunts on the Spetzler Titanium Aneurysm Clip. On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles surgical instruments and cryosurgery product lines and certain assets and liabilities for approximately $12 million in cash (see Note 3). The results of these discontinued operations have been included in the accompanying financial statements for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999, respectively.

    The accompanying consolidated financial statements include accounts of the Company and its wholly owned subisdiaries. All intercompany transactions and balances have been eliminated in consolidation.

    As of September 30, 2000, the Company was not in compliance with certain of the debt covenants contained in the subordinated note agreement discussed in
    Note 5. The Company obtained a waiver of default from the debtholder.

2.  Interim Financial Statements

    The accompanying Consolidated Financial Statements as of September 30, 2000 and for the three and nine-month periods then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Amendment No. 1 thereto on Form 10K/A, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three- and nine- month periods ended September 30, 2000 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2000.

3.  Sale of the U.K. Operations of the NMT Neurosciences Division

    On April 5, 2000, the Company sold the U.K. operations of its NMT Neurosciences division, including the Selector Ultrasonic Aspirator, Ruggles surgical instruments and cryosurgery product lines and certain assets and liabilities for $12.0 million in cash. The Company incurred a $3.4 million loss on this sale, comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.9 million, and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale. The net assets sold consisted of the following:

         Current assets                               $ 6,807,000
         Property and equipment, net                    1,203,000
         Goodwill and other intangible assets, net      5,495,000
         Total assets                                  13,505,000
         Current liabilities assumed by the buyer      (2,089,000)
                                                      -----------
                                                      $11,416,000
                                                      ===========

    The consolidated financial statements of the Company have been restated to reflect the financial results of the U.K. operations as a discontinued operation for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999, respectively, and as of December 31, 1999. Reported revenues, expenses, and cash flows exclude the operating results of the discontinued operations. Revenues from discontinued operations were approximately $2,778,000 and $9,644,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company did not allocate interest expense associated with the senior secured debt and subordinated note discussed in Notes 5(a) and 5(b) to discontinued operations. The Company used approximately $7.3 million of the proceeds from this sale to fully pay down its senior secured debt agreement and related interest and $500,000 to pay down its subordinated note agreement as discussed in Note 5. During the second quarter the Company revised its estimate for the Company's net loss from discontinued operations by approximately $933,000 and as such has recorded a loss for the discontinued operation of $933,000 in the nine months ended September 30, 2000.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)


4.  Impairment of Long-Lived Assets

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their fair market values. In accordance with SFAS No. 121, the carrying value of long-lived assets is periodically reviewed by the Company based on the expected future undiscounted cash flows. The NMT Neurosciences division has continued to incur operating losses which has caused management and the Board of Directors of the Company to consider various strategic alternatives for that division. Based upon these considerations and an analysis of the undiscounted cash flows, the Company determined that there was an impairment of the long-lived assets of the NMT Neurosciences division. In the quarter ended June 30, 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the NMT Neurosciences division to their estimated fair value. The long-lived assets which are impaired consist primarily of a building and other fixed assets located in the Company's Biot, France Neurosciences facility. The Company's estimates of fair value for such assets was based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge recorded in the quarter ended June 30, 2000 was based upon estimates and does not include losses which may occur upon a decision to sell or liquidate the NMT Neurosciences division including exit costs, transaction costs and additional losses on the sale or disposition of the assets. These additional charges, if incurred, could be significant.

5.  Debt

    (a)  Subordinated Note Payable

    In July 1998, the Company financed a significant portion of the acquisition of the neurosurgical instruments business of Elekta AB (PUBL) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (See Note 5(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. The Company paid down $500,000 of this note from the proceeds obtained in connection with the sale of the U.K. operations of its NMT Neurosciences division (see Note 3). The remaining $4.9 million of the subordinated debt on the balance sheet as of September 30, 2000 is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended. As of September 30, 2000, the Company was not in compliance with certain of the debt covenants of the subordinated note payable and has obtained a waiver of default from the holder of the note.


    (b)  Senior Secured Debt

    On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (See
    Note 5(a)). The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes. The Company has not made any borrowings under this $2 million facility and the bank terminated the availability of this facility on August 12, 2000. On April 5, 2000, the Company paid down this note and related interest in its entirety from the proceeds obtained in connection with the sale of the U.K. operations of its NMT Neurosciences division (see Note 3).

6.  Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period's presentation.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)
7.    Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                           September 30,  December 31,
                               2000          1999
                           -------------  ------------

       Components           $1,714,977    $2,379,474
       Finished Goods        1,346,931     2,254,874
                            ----------    ----------
                            $3,061,908    $4,634,348
                            ==========    ==========


8.  Net Income (Loss) per Common and Common Equivalent Share

    The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2000 and 1999 as the effects of the Company's potential common stock (2,482,302 shares and 2,283,353 shares for the periods ended September 30, 2000 and 1999, respectively) are antidilutive.

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

    Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity and amounted to a cumulative loss of approximately $1.7 million and $708,000 as of September 30, 2000 and December 31, 1999, respectively. Additionally, the Company had foreign currency transaction gains (losses) of approximately $189,000 and $(221,000) during the three months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, the Company recorded foreign currency transaction gains of approximately $440,000 and $6,000, respectively.

    Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10.  Comprehensive Loss

    The only components of comprehensive loss reported by the Company are net loss and foreign currency translation adjustments.

                                             For the Three Months Ended     For the Nine Months Ended
                                                    September 30,                  September 30,
                                                2000           1999            2000           1999
                                             -----------    -----------    ------------    -----------
    Net loss                                 $(2,207,060)   $(4,669,960)   $(10,840,155)   $(5,522,308)
    Foreign currency
       translation adjustments                  (206,003)       728,000      (1,018,342)      (826,000)
                                             -----------    -----------    ------------    -----------
    Comprehensive loss                       $(2,413,063)   $(3,941,960)   $(11,858,497)   $(6,348,308)
                                             ===========    ===========    ============    ===========

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)

11.  Accrued Expenses

     Accrued expenses consist of the following at:

                                                  September 30,  December 31,
                                                       2000         1999
                                                  -------------  ------------

     Payroll and payroll related                   $2,232,119    $1,607,773
     Sales taxes                                      523,555       560,000
     Other accrued expenses                         1,958,551     2,461,593
                                                   ----------    ----------
                                                   $4,714,225    $4,629,366
                                                   ==========    ==========

12.  Segment Reporting

     The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group includes members of Senior Management and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the core technologies segment includes minimally- invasive medical devices that were the Company's primary products prior to the acquisition of its Neurosciences division while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of the Neurosciences division). The Company's operating segments include the core technologies product line and the neurosurgical product line. Revenues for the core technologies product line are derived from sales of the Simon Nitinol Filter (SNF) and the CardioSEAL Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosurgical product line are derived from sales of cerebral spinal fluid shunts on the Spetzler Titanium Aneurysm Clip.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                For the Three Months Ended  For the Nine Months Ended
                                        September 30,               September 30,
                                     2000          1999          2000         1999
                                  ----------    ----------   -----------  -----------
 Segment Revenues:
  Core technologies products      $4,997,292    $4,035,630   $14,937,781  $10,754,335
  Neurosurgical products           4,197,000     5,273,000    13,455,000   15,531,000
                                  ----------    ----------   -----------  -----------
      Total revenues              $9,194,292    $9,308,630   $28,392,781  $26,285,335
                                  ==========    ==========   ===========  ===========

 Segment Interest Income:
  Core technologies products      $   69,046    $  116,462   $   135,879  $   449,623
  Neurosurgical products                  --            --            --           --
                                  ----------    ----------   -----------  -----------
      Total                       $   69,046    $  116,462   $   135,879  $   449,623
                                  ==========    ==========   ===========  ===========

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (continued)

12.  Segment Reporting--(continued)

                                             For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                 September 30,
                                                2000           1999            2000          1999
                                            ------------    -----------    ------------   -----------
 Segment Interest Expense:
  Core technologies products                $   (199,058)   $  (606,193)   $   (969,886)  $(2,009,714)
  Neurosurgical products                              --        (16,000)        (69,000)      (27,000)
                                            ------------    -----------    ------------   -----------
      Total                                 $   (199,058)   $  (622,193)   $ (1,038,886)  $(2,036,714)
                                            ============    ===========    ============   ===========


 Segment Income Tax Provision (Benefit):
  Core technologies products                $         --    $   (49,700)   $         --   $  (157,100)
  Neurosurgical products                              --         26,000         (14,850)       49,000
                                            ------------    -----------    ------------   -----------
      Total                                 $         --    $   (23,700)   $    (14,850)  $  (108,100)
                                            ============    ===========    ============   ===========

Segment Depreciation and Amortization:
  Core technologies products                $    176,226    $   341,383    $    482,003   $   648,684
  Neurosurgical products                              --        171,048         470,091       637,264
                                            ------------    -----------    ------------   -----------
      Total                                 $    176,226    $   512,431    $    952,094   $ 1,285,948
                                            ============    ===========    ============   ===========
Segment Equity in Net Loss of
  and Write-Down of Note Receivable
  from Investee:
  Core technologies products                $         --    $ 1,553,348    $         --   $ 1,852,898
  Neurosurgical products                              --             --              --            --
                                            ------------    -----------    ------------   -----------
      Total                                 $         --    $ 1,553,348    $         --   $ 1,852,898
                                            ============    ===========    ============   ===========

Segment Income (Loss):
  Core technologies products                $ (1,007,060)   $(4,982,960)   $ (1,370,487)  $(6,724,308)
  Neurosurgical products                      (1,200,000)       313,000      (9,469,668)    1,202,000
                                            ------------    -----------    ------------   -----------
      Total                                 $ (2,207,060)   $(4,669,960)   $(10,840,155)  $(5,522,308)
                                            ============    ===========    ============   ===========


Segment balance sheet information is as follows as of September 30, 2000 and December 31, 1999:

                                        September 30,  December 31,
                                             2000          1999
                                        -------------  ------------
Segment Long-Lived Tangible Assets:
    Core technologies products           $ 4,364,023   $ 3,963,402
    Neurosurgical products                10,243,999    10,560,999
                                         -----------   -----------
         Total                           $14,608,022   $14,524,401
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

     . In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. There is pending before the Court a motion by AGA for summary judgment. The case is currently in discovery.

     . In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. On May 15, 2000, the Company filed a statement of defenses and counterclaims. On July 7, 2000, Elekta submitted a reply pleading. On October 9, 2000, the Company filed a Statement of Reply. The arbitration hearing is scheduled to begin on January 15, 2001. As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages.

     . On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants (France), a wholly owned subsidiary of the Company ("NMT France"), breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France is acting as the exclusive worldwide distributor of Sodem's products. Sodem seeks approximately US$18 million in damages in addition to costs and fees of their attorneys. The Company must file its response to the claim by December 21, 2000.

     . On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that its Recovery Filter(TM) is not covered by the 1992 Agreement giving C.R. Bard, Inc. exclusive distribution rights to the Company's Simon Nitinol Filter (TM). C.R. Bard, Inc. has filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages.

     . On January 21, 2000, a personal injury suit was filed in the Supreme Court of the State of New York, County of New York by Martin B. Levi, et. al. against Johnson & Johnson, Inc., et. al., including a subsidiary of the Company, claiming damages from placement of a defective Palmaz-Schatz coronary stent during a cardiac catherization procedure. Plaintiffs sought damages in excess of $31 million. The claim has been discontinued as against the Company and its subsidiary.

                       NMT Medical, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (continued)

14.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters beginning with the quarter ending September 30, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has adopted SFAS No. 133 in its quarter ending September 30, 2000 and such adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the FASB issued Interpretation No. 44, Accounting For Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Opinion 25 in certain situations, as defined. The Interpretation became effective July 1, 2000, but covers certain events that occur after December 15, 1998. The effects of applying this interpretation should be applied on a prospective basis from the effective date. For the quarter ended September 30, 2000 application of this Interpretation had no effect on the Company's results of operations.

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

Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for a full fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Revenues of $9.2 million for the three months ended September 30, 2000 decreased 1% from $9.3 million for the three months ended September 30, 1999. Product sales increased to $9.0 million for the three months ended September 30, 2000 from $8.9 million for the three months ended September 30, 1999. The Company had a 28% and 62% increase in the unit sales and dollar sales, respectively of CardioSEAL Septal Occluders during the three months ended September 30, 2000 as compared with the three months ended September 30, 1999 partially offset by a 20% decrease in dollar sales of the Company's neurosurgical products. License fees for the three months ended September 30, 2000 amounted to $202,000 consisting of quarterly royalty payments of $148,000 and cost-sharing payments of approximately $54,000 from Boston Scientific. License fees for the three months ended September 30, 1999 amounted to $425,000 consisting of guaranteed minimum quarterly royalty payments of $375,000 and cost-sharing payments of approximately $50,000 from Boston Scientific. This decrease in the royalty payments during the quarter ended September 30, 2000 as compared with the quarter ended September 30, 1999 is attributable to the expiration of the Company's guaranteed minimums under the license agreement with Boston Scientific as of the beginning of 2000.

Cost of Product Sales. Cost of product sales increased to $4.3 million or 47% of product sales for the three months ended September 30, 2000 from $3.6 million or 41% for the three months ended September 30, 1999. The lower gross margin percentage on product sales is primarily due to decreased sales of the Company's neurosurgical products, resulting in a higher overhead absorption rate. Additionally, these products have a higher cost of product sales as a percent of sales than do the CardioSEAL Septal Occluders and vena cava filters.

Research and Development. Research and development expenses increased by $100,000 or 11% to $1.3 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999. The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL and STARFlex Septal Occluder as well as pending product enhancements. In addition, the Company increased its spending on existing product line improvements and for new products under development.

General and Administrative. General and administrative expenses increased by $1.3 million or 56% to $3.5 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999 primarily due to increased legal and professional fees resulting from the Company's defense of patents and other legal proceedings (see Liquidity and Capital Resources and Part II, Item 1, "Legal Proceedings") and increased allowance for overdue accounts receivable and other reserves.

Selling and Marketing. Selling and marketing expenses increased by $245,000 or 12% to $2.4 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. The increase is primarily attributable to increased marketing activities related to the U.S. commercialization of the CardioSEAL Septal Occluder for which the Company received FDA approval under HUD regulations late in the third quarter and the beginning of the fourth quarter of 1999.

Interest Expense. Interest expense was $199,000 for the three months ended September 30, 2000 as compared to $622,000 for the three months ended September 30, 1999. The decrease was primarily due to the use of $7.8 million of the proceeds from the April 5, 2000 sale of the U.K. operations of its NMT Neurosciences division (see Note 3 in the accompanying Notes to Consolidated Financial Statements) to retire the remaining $7.3 million outstanding senior secured debt and reduce the subordinated note payable by $500,000 to $5.5 million (see Note 5 in the accompanying Notes to Consolidated Financial Statements). The subordinated note accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $39,000 and $106,000, for the three months ended September 30, 2000 and 1999, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Interest Income. Interest income was $69,000 for the three months ended September 30, 2000 as compared to $116,000 for the three months ended September 30, 1999. The decrease was due to the Company's lower cash balances resulting from its use of $6 million and $500,000 in September 1999 and April 2000, respectively, to reduce the principal amount of its $20 million subordinated note payable (see Note 5 in the accompanying Notes to Consolidated Financial Statements).

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Revenues for the nine months ended September 30, 2000 increased by $2.1 million or 8% to $28.4 million from $26.3 million for the nine months ended September 30, 1999. Product sales increased by $2.8 million or 11% to $27.7 million for the nine months ended September 30, 2000 from $25.0 million for the nine months ended September 30, 1999. The Company had a 77% and 115% increase in unit sales and dollar sales, respectively of CardioSEAL Septal Occluders during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 offset by a 13% decrease in dollar sales of the Company's neurosurgical products. License fees for the nine months ended September 30, 2000 amounted to approximately $644,000 consisting of minimum quarterly royalty payments of $551,000 and cost-sharing payments of approximately $93,000 from Boston Scientific. License fees for the nine months ended September 30, 1999 amounted to $1,294,000 consisting of guaranteed minimum royalty payments of $1,125,000 and cost-sharing payments of approximately $169,000 from Boston Scientific. This decrease in the royalty payments during the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 is attributable to the expiration of the Company's guaranteed minimums under the license agreement with Boston Scientific as of the beginning of 2000 after which the license fees are being recorded by the Company on an actual, rather than guaranteed, basis.

Cost of Product Sales. Cost of product sales increased to $11.9 million or 43% of product sales for the nine months ended September 30, 2000 from $10.6 million or 42% for the nine months ended September 30, 1999 primarily due to decreased sales of the Company's neurosurgical products, partially offset by increased unit sales of CardioSEAL Septal Occluders and vena cava filters which have a lower cost of product sales as a percent of sales than the neurosurgical products. Cost of product sales as a percentage of product sales remained constant for the nine months ended September 30, 2000 and 1999 due to the offsetting effects of increased sales of the CardioSEAL Septal Occluder, which has a lower cost of product sales as a percent of sales than do the vena cava filter and neurosurgical products.

Research and Development. Research and development expenses increased by $700,000 or 21% to $4.0 million for the nine months ended September 30, 2000 from $3.3 million for the nine months ended September 30, 1999. The increase reflects increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL and STARFlex Septal Occluder as well as pending product enhancements. In addition, the Company increased its spending on existing product line improvements and for new products under development.

General and Administrative. General and administrative expenses increased by $1.6 million or 24% to $8.0 million for the nine months ended September 30, 2000 from $6.5 million for the nine months ended September 30, 1999 primarily due to increased legal and professional fees resulting from the Company's defense of patents and other legal proceedings (see Liquidity and Capital Resources and Part II, Item 1, "Legal Proceedings") and increased allowances for overdue accounts receivable and other reserves.

Selling and Marketing. Selling and marketing expenses increased by $1.1 million or 19% to $6.9 million for the nine months ended September 30, 2000 from $5.8 million for the nine months ended September 30, 1999. The increase is primarily attributable to increased marketing activities related to the U.S. commercialization of the CardioSEAL Septal Occluder for which the Company received FDA approval under HUD regulations late in the third quarter and the beginning of the fourth quarter of 1999.

Impairment of Long-Lived Assets. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the NMT Neurosciences division to their estimated fair value. The long-lived assets which were impaired consisted primarily of a building and other fixed assets located in the Company's Biot, France Neurosciences facility. The Company's estimates of fair value for such assets were based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge recorded in the nine months ended September 30, 2000 was based upon estimates and does not include losses which may occur upon any decision to sell or liquidate the NMT Neurosciences division including exit costs, transaction costs and additional losses on the sale or disposition of the assets. These additional charges, if incurred, could be significant.

Interest Expense. Interest expense was $1.0 million for the nine months ended September 30, 2000 as compared to $2.0 million for the nine months ended September 30, 1999. The decrease was primarily due to the use of $6 million available cash on September 13, 1999 to reduce the Company's then $20 million subordinated note payable and the use of $7.8 million of the proceeds from the April 5, 2000 sale of the U.K. operations of its NMT Neurosciences division to retire the remaining $7.3 million outstanding senior secured debt and to further reduce the subordinated note payable by $500,000 to $5.5 million (see Notes 3 and 5 in the accompanying Notes to Consolidated Financial Statements). The subordinated note accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $115,000 and $338,000, for the nine months ended September 30, 2000 and 1999, respectively, is included in interest expense in the accompanying statements of operations.

Interest Income. Interest income was $136,000 for the nine months ended September 30, 2000 as compared to $450,000 for the nine months ended September 30, 1999. The decrease was due to the Company's lower cash balances resulting from its use of $6 million and $500,000 in September 1999 and April 2000, respectively, to reduce the principal amount of its $20 million subordinated note payable (see Note 5 in the accompanying Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.5 million at September 30, 2000 as compared to $3.5 million at December 31, 1999. During the nine months ended September 30, 2000, the Company's operations utilized cash of approximately $32,000 which consists of approximately $9.9 million of cash used by operations offset by approximately $8.8 million of noncash operating charges and a net reduction of approximately $1.1 million in working capital items.

In July 1998, the Company financed a portion of the acquisition of the NMT Neurosciences division with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. The subordinated debt includes certain covenants relating to maintenance of certain ratios and cash levels. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The bank terminated the availability of the senior secured debt facility on August 12, 2000 (see Note 5 in the accompanying Notes to Consolidated Financial Statements).

On April 5, 2000, the Company used the proceeds from the sale of the U.K. operations of its NMT Neurosciences division (see Note 3 in the accompanying Notes to Consolidated Financial Statements) to reduce the subordinated note payable and the senior secured debt, including its related interest, by $500,000 and $7.3 million, respectively, leaving approximately $3.8 million from the proceeds for working capital purposes. The balance outstanding under the subordinated note at September 30, 2000 was approximately $4.9 million, net of unamortized original issue discount of $591,000. As of September 30, 2000, the Company was not in compliance with certain of the debt covenants contained in the subordinated note agreement and obtained a waiver of default with the debtholder.

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

Purchases and capitalized leases of property and equipment for use in the Company's research and development and general and administrative activities amounted to $173,000 for the nine months ended September 30, 2000. The Company received $568,000 in cash proceeds from the exercise of common stock options and warrants for the nine months ended September 30, 2000.

The Company is a party to various contractual arrangements including royalty arrangements and employment and consulting agreements for current employees and consultants. On April 8, 2000, Thomas M. Tully, President and Chief Executive Officer, resigned from the Company. The amount of his severance of approximately $300,000 and related recruiting fees for his replacement were charged to operations during the three months ended March 31, 2000.

The Company also has committed to purchase certain minimum quantities of the vena cava filter from a supplier through June 2001. The aggregate minimum purchases under the agreement subsequent to September 30, 2000 are approximately $540,000. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

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

As of September 30, 2000, the impact of the euro conversion has not had a material impact on the operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the recent sale of the UK operations of its Neurosciences division and concomitantly reduced its foreign currency exposure, it remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. (See Note 9 to the Notes to Consolidated Financial Statements). These exposures may change over time and could have a material adverse impact on the Company's financial condition.

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

 . In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. There is pending before the Court a motion by AGA for summary judgment. The case is currently in discovery.

 . In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On February 17, 2000 an arbitrator was appointed, and a Statement of the Case was sent to the LCIA by Elekta on March 23, 2000. On May 15, 2000, the Company filed a statement of defenses and counterclaims. On July 7, 2000, Elekta submitted a reply pleading. On October 9, 2000, the Company filed a Statement of Reply. The arbitration hearing is scheduled to begin on January 15, 2001. As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages.

 .  On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the
   Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants (France), a wholly owned subsidiary of the Company ("NMT France"), breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France is acting as the exclusive worldwide distributor of Sodem's products. Sodem seeks approximately US$18 million in damages in addition to costs and fees of their attorneys. The Company must file its response to the claim by December 21, 2000.

 . On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that its Recovery Filter(TM) is not covered by the 1992 Agreement giving C.R. Bard, Inc. exclusive distribution rights to the Company's Simon Nitinol Filter (TM). C.R. Bard, Inc. has filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages.

 . On January 21, 2000, a personal injury suit was filed in the Supreme Court of the State of New York, County of New York by Martin B. Levi, et. al. against Johnson & Johnson, Inc., et. al., including a subsidiary of the Company, claiming damages from placement of a defective Palmaz-Schatz coronary stent during a cardiac catherization procedure. Plaintiffs sought damages in excess of $31 million. The claim has been discontinued as against the Company and its subsidiary.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

  (a) Material Default with Respect to Indebtedness. As of September 30, 2000, the Company was not in compliance with certain covenants contained in its subordinated note agreement with certain entities affiliated with Whitney & Co. ("Whitney"). The Company obtained a waiver of default from Whitney. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Note 5(a) of the Notes to Consolidated Financial Statements in the accompanying financial statements. The waiver of default is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 Annual Meeting of Stockholders of the Company was held on August 18, 2000 (the "Meeting"). Present at the Meeting in person or through representation by proxy were a total of 9,244,405 shares of Common Stock out of a total of 10,921,721 shares entitled to vote, thereby making a quorum. The action taken at the Meeting consisted of the election of six members of the Board of Directors of the Company, each to serve for a one-year term. The results of the voting on the matter presented to the stockholders at the Meeting are as follows:

                                                VOTES           VOTES
DIRECTORS                                        FOR           WITHHELD
---------                                     -----------      --------

Morris Simon, M.D.                             6,705,975      2,538,430
C. Leonard Gordon                              6,705,975      2,538,430
R. John Fletcher                               9,145,220         99,185
Jeffrey R. Jay, M.D.                           9,019,295        225,110
Jeffrey F. Thompson                            9,123,520        120,885
Robert A. Van Tassel, M.D.                     9,215,485         28,920

There were no abstentions and broker non-votes as to this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits.
          --------

 Exhibit
   No.                       Description of Exhibit
----------                   ----------------------


 10.1 Employment Agreement, dated as of September 21, 2000, by and between John E. Ahern and NMT Medical, Inc.

 10.2 Waiver and Amendment No. 4, made as of November 13, 2000, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

 27       Financial Data Schedule




   (b)    Reports on Form 8-K.
          -------------------

 .  On July 7, 2000, the Company filed a Current Report on Form 8-K with the
   Securities and Exchange Commission (the "SEC") announcing the date, time and place of the 2000 Annual Meeting of Stockholders of the Company, in addition to deadlines for submission of stockholder proposals and the anticipated mailing date of the Company's 1999 Annual Report to Stockholders and Notice and Proxy Statement of the 2000 Annual Meeting of Stockholders.

 .  On July 19, 2000, the Company filed a Current Report on Form 8-K with the
   SEC reporting that the Board of Directors of the Company had restructured the Company's management team so as to allow the Office of the President, with William J. Knight and Rudy Davis as Acting Co-Presidents, to have more of the day-to-day operating responsibilities, and that, accordingly, Jeffrey R. Jay, M.D. and R. John Fletcher had each resigned as Acting Co-Chief Executive Officer.

 .  On August 2, 2000, the Company filed a Current Report on Form 8-K with the
   SEC reporting that William J. Knight had resigned, effective August 15, 2000, as Vice President of Finance and Administration, Chief Financial Officer and Acting Co-President of the Company.

 .  On August 28, 2000, the Company filed a Current Report on Form 8-K with the
   SEC reporting that John E. Ahern had been appointed, effective as of September 21, 2000, as President and Chief Executive Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NMT MEDICAL, INC.

Date:  November 14, 2000      By: /s/ John E. Ahern
                                  -------------------------------------
                                  John E. Ahern
                                  President and Chief Executive Officer

                                 EXHIBIT INDEX


 Exhibit
   No.                       Description of Exhibit
--------                     ----------------------

10.1 Employment Agreement, dated as of September 21, 2000, by and between John E. Ahern and NMT Medical, Inc.

10.2 Waiver and Amendment No. 4 made as of November 13, 2000, by and between NMT Medical, Inc. and Whitney Subordinated Debt Fund, L.P.

27       Financial Data Schedule