Form 10-K
period 2000-12-31
NMT MEDICAL INC
filed 2001-04-02
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
      ____________.

                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                     95-4090463
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

27 Wormwood Street, Boston, Massachusetts                  02210
-----------------------------------------                ---------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 26, 2001 was $7,902,806, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. There were 10,954,463 shares of Common Stock outstanding as of March 26, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
          Document                                   into which incorporated
          --------                                   -----------------------
Portions of the Registrant's Proxy                   Items 10, 11, 12 and 13 of
Statement for the Annual                             Part III
Meeting of Stockholders to be held on
June 7, 2001

                                     PART I

ITEM I.  BUSINESS

OVERVIEW

  NMT Medical, Inc. (together with its subsidiaries, "the Company" or "NMT"), designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's cardiovascular business unit provides the interventional cardiologist, interventional radiologist and vascular surgeon with proprietary catheter-based implant technologies that minimize the risk of embolic events. The cardiovascular business unit also serves the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques. The Company's neurosciences business unit serves the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts, external drainage products and aneurysm clips. The Company's two business units are managed separately. See
Note 15 of Notes to the Consolidated Financial Statements.

  The Company was founded in July 1986 to develop and commercialize medical devices using nitinol, a nickel-titanium alloy with unique superelastic and thermal shape memory characteristics. In April 1990, the Company obtained clearance from the Food and Drug Administration (the "FDA") to market its initial nitinol-based product, the Simon Nitinol Filter(R) ("SNF"), in the United States. The Company entered into an exclusive distribution agreement with Bard Radiology, a division of C. R. Bard, Inc. ("Bard"), for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific to further develop, manufacture, market and distribute the Company's nitinol-based stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International, Inc. the right to distribute the SNF in most markets outside the United States pursuant to an International Distribution Agreement. The Company acquired the rights to the CardioSEAL(R) Septal Occluder to expand its product base in February 1996 and since September 1999 has received notifications from the FDA of the approval of the CardioSEAL(R) under Humanitarian Device Exemption("HDE") regulations for three indications. In furtherance of the Company's strategy to develop and commercialize a broad range of advanced medical technologies for minimally invasive applications, in July 1998 the Company acquired the neurosurgical instruments business of Elekta AB
(PUBL), a Swedish corporation ("Elekta").

  In April 2000, the Company sold the Selector(R) Ultrasonic Aspirator, Ruggles
(TM) Surgical Instruments and cryosurgery businesses of its neurosciences business unit to companies controlled by Integra LifeSciences Holdings Corporation for $12 million in cash. The Company used the proceeds of the transaction for debt reduction and for general working capital requirements. The Company's Consolidated Financial Statements included herein treat these businesses as discontinued operations. See Note 3 of Notes to the Consolidated Financial Statements. The Company is exploring strategic alternatives with respect to the remaining neurosciences business unit.

PRODUCTS

Cardiovascular Business Unit

  The Company's cardiovascular business unit markets the following devices:

  .   cardiac septal repair devices
  .   vena cava filters
  .   stents.

Cardiac Septal Repair Devices
-----------------------------

  In February 1996, the Company acquired the exclusive rights to the CardioSEAL(R) cardiac septal repair implant, which is used for the repair of intracardiac shunts that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the atrial ("ASD") or ventricular ("VSD") septum which divides the left and right pumping chambers of the heart. The CardioSEAL(R) cardiac septal repair implant is a catheter-based, less costly alternative to open heart surgery.

  Another common cardiac septal defect is the Patent Foramen Ovale ("PFO"), a transient hole that may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic stroke. Current treatment for patients who have experienced embolic strokes is lifelong anticoagulation therapy or open heart surgery. Both drug therapy and open heart surgery may present significant risks to the embolic stroke patient with a PFO. The Company's cardiac septal repair technology is a less invasive, less costly alternative to open heart surgery or drug treatment for this patient population.

   The Company acquired the rights to develop and commercialize its current cardiac septal repair device in February 1996 from InnerVentions, Inc., a licensee of the Children's Hospital of Boston. In connection with the acquisition, the Company acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair devices.

   In 1998, the Company introduced design enhancements to the CardioSEAL(R) cardiac septal repair device, the STARFlex(TM) centering system. The design of the STARFlex(TM) centering system allows the implant to self-adjust to variations in the anatomy of a septal defect without deforming the septum and interfering with the heart valves. These features accommodate easier implantation and the closure of larger defects which would otherwise not be possible. STARFlex(TM) was awarded the CE Mark in September 1998 and commercialization began internationally in October 1998. Two additional STARFlex(TM) systems with the CE Mark were added to the product line to treat large ASDs. Also, during 2000 the Company introduced the QuickLoad enhancement to the entire CardioSEAL(R) family, providing a more ergonomic implant loading system.

   The Company estimates that the worldwide market potential for its cardiac septal repair technology is approximately 500,000 procedures annually, with current congenital heart defect procedures (ASD, VSD, etc.) counting for about 30,000 and the balance being the potential for the emerging PFO procedures.

   The CardioSEAL(R) is sold commercially in Europe and other international markets. In the United States, the FDA classifies septal repair devices as Class III medical devices, which requires receipt of pre-market approval ("PMA") prior to marketing. Clinical trials of the CardioSEAL(R) for ASD and PFO closure are under way at a number of major hospitals and research centers in the United States and Canada. The clinical data from these trials will then be used for the submission of a PMA application with the FDA for the CardioSEAL(R).

   The Company has established an international registry to support the clinical use of the CardioSEAL(R) cardiac septal repair implant in patients having PFO as the likely pathway of an embolic stroke or transient ischemic attack. The registry allows physicians around the world to pool their data on PFO closure in an organized manner so as to generate a sizable database to demonstrate that closure of PFOs with the CardioSEAL(R) is a clinically viable alternative to surgery, or to lifetime anticoagulant therapy, such as coumadin.

  The Company has received notifications from the FDA of the approval of the CardioSEAL(R) Septal Occluder under HDE regulations for three indications. Under HDE regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based on more limited clinical experience than that required for a full PMA. Boston Children's Hospital worked with the Company to generate the clinical data necessary for the approvals and on the approval application.

   The first HDE approval was granted in September 1999 for use of the CardioSEAL(R) for nonsurgically closing Fenestrated Fontans. Traditionally, the Fenestrated Fontan procedure is a surgical procedure utilizing a baffle material (e.g. PTFE) performed in patients born with seriously malformed hearts. As a part of this procedure, a fenestration, or hole, is placed in the baffle to allow the patient to adjust over time to the new hemodynamics created by the surgery, thereby reducing post-operative morbidity and mortality. After the patient has adjusted, the closure of the fenestration is desirable. However, re-operation of these patients to close the fenestration can carry significant risk. The Company's cardiac septal repair technology offers a nonsurgical alternative to these patients.

   The second HDE approval, also granted in September 1999, was granted for use of the CardioSEAL(R) for closing muscular ventricular septal defects ("VSD") in patients with high surgical risk factors.

   In February 2000, the Company received FDA approval under HDE regulations for use of the CardioSEAL(R) in treating PFO in patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO and who have failed conventional drug therapy such as coumadin. Each of the three approved indications allows for the treatment of up to 4,000 patients per year. A selling price of $5,500 for each device was approved.

   The CardioSEAL(R) Septal Occluder is marketed by the Company's direct sales force in the U.S. and Europe and through selected distributors worldwide. The product was awarded an HCPC passthrough code in September 2000 and has a favorable medical policy position from the national Blue Cross Blue Shield Association.

Vena Cava Filters
-----------------

   The Company's vena cava filter technology is used for the prevention of pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). The emboli (clots), which often develop initially in the veins of the legs, can break loose and travel up the vena cava, through the heart and into the blood vessels of the lungs, causing acute respiratory and circulation problems. Vena cava filters are intended to trap these clots before they can reach the lungs. Patients at high risk for pulmonary embolism include post-operative orthopedic and neurosurgery patients, cancer patients undergoing surgery and chemotherapy and severe trauma victims. The Company estimates that the current worldwide market potential for vena cava filters is 100,000 procedures annually. The Company has developed a nitinol vena cava filter which possesses highly efficient clot filtering characteristics, the Simon Nitinol Filter(R) ("SNF"). The Company has engineered the thermal shape-memory characteristics of nitinol to provide for ease of delivery of a vena cava filter which can be easily implanted in the patient by a minimally invasive procedure using the Company's patented catheter-based delivery systems. The Company's vena cava filter transforms into its intended shape once deployed into the body. The SNF can be implanted from the veins in the leg or neck, and is the only currently available vena cava filter which can also be implanted from the veins in the arm.

   The Company received FDA 510(k) clearance to market the SNF, and commenced sales, in April 1990. All 510(k) notifications with respect to subsequent modifications to the SNF were accepted by the FDA. In November 1995, the Company introduced a simplified, straight line catheter-based delivery system for its SNF. In November 1996, the Company received 510(k) clearance for the implementation of the SNF through the subclavian vein in the shoulder. On January 27, 1998, the CE Mark was granted for the SNF, which authorized the Company to sell the SNF in the European Union beginning in July 1998.

   The Company entered into a 5-year exclusive distribution agreement in May 1992 with Bard Radiology, a division of Bard, for the SNF in the United States and certain other countries. This 1992 distribution agreement was renewed by Bard Radiology for a second 5-year period and contains further renewal options. Beginning November 30, 1995, pursuant to an International Distribution Agreement, Bard International, Inc., a subsidiary of Bard, was granted the exclusive right to distribute the SNF in most markets outside the United States. The Company's international distribution agreement renews automatically for successive one year periods unless terminated by either party. Under each distribution agreement, the distributors are obligated to make annual minimum purchases and have agreed not to sell competing nitinol vena cava filters during the term of the respective distribution agreements. Additionally, Bard Radiology has agreed to this non-compete provision for an additional two years after the termination of the 1992 distribution agreement. In addition, the Company has granted each distributor a right of first offer for certain of the Company's new devices pursuant to the terms of such agreements. During August 2000, the Company filed a demand for arbitration relating to certain provisions of the U.S. distribution agreement. Please see Item 3 (Legal Proceedings) for more information.

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

   In September 1999, the Company received CE Mark approval for its unique, removable vena cava nitinol filter device ("RNF"). This innovative new device is the first implantable vena cava filter that can be removed with a simple catheter removal procedure soon after implant or several weeks later. If desired, the RNF may be left as a permanent filter. The approval is for the filter implant and the filter delivery system. A separate CE Mark application for the removal catheter was approved in December 1999. During 2000, under a compassionate use clearance given to the Company and one hospital in Canada, 20 patients were successfully treated with RNF, with removals successfully achieved in all patients within twelve weeks after implant. The Company continues to gather information on product design aspects for potential incorporation in the proposed product.

   During August 2000, the Company filed a demand for arbitration relating to certain provisions of the U.S. distribution agreement. Please see Item 3 (Legal Proceedings) for more information.


Stents
------

   Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company has developed and patented a nitinol stent (the Hex-cell stent) which relies on a novel hexagonal cell (hex-cell) design. The Company's stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications. The Company believes that its stents may offer advantages over currently available stents in flexibility, radial strength and placement.

   In November 1994, the Company licensed to Boston Scientific Corporation ("Boston Scientific"), a worldwide leader in sales of minimally invasive medical devices, the exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology. Under the terms of this agreement, Boston Scientific has the sole right to use the patents and technical information owned by the Company related to stents. Boston Scientific is not prohibited from selling competing stents and has established a broad-based stent program, including rights to Medinol, Ltd.'s stent technology. Pursuant to the license agreement, the Company receives sales royalties, manufacturing cost reduction incentives and reimbursement of development costs.


   Boston Scientific commercially launched the Company's stents for peripheral vascular use in Europe in January 1997 and in the United States in June 1997 for biliary use under the name Symphony . During 1998, Boston Scientific also began enrollment in a multi-center clinical trial for the Symphony stent in peripheral arteries. These trials are designed to gain approval for expanded labeling for the Symphony stent in the United States. Boston Scientific has completed a scale-up of its peripheral vascular stent manufacturing capabilities in the United States to enable it to manufacture the Company's stents in quantities to support initial commercialization in certain markets.

   Boston Scientific is responsible for applying for registrations and regulatory approvals that it deems necessary for the Company's stents. The Company believes that each of the vascular indications for the stent (coronary arteries, carotid arteries, peripheral vascular, abdominal aortic and peripheral vascular stent grafts) will require separate PMA applications prior to commercialization in the United States.

Neurosciences Business Unit

   The Company's neurosciences business unit develops, manufactures and markets specialty implants and instruments for neurosurgery. The Company's neurosurgical products business includes the following primary product lines:

   . Implantable valves (shunts) and other accessories used in the management of cerebral spinal fluid ("CSF").
   .  Titanium aneurysm clips for the management of intracranial aneurysms.

Shunts
------

   CSF shunts are used to drain cerebral spinal fluid from the brain to maintain normal fluid balance in a variety of conditions where normal drainage is impaired. The most common condition in which these products are used is in the management of hydrocephalus. Hydrocephalus affects approximately one in 500 newborn children. The failure to treat this condition leads to severe neurological complications and can be life-threatening. The Company's product line includes a range of differential pressure valves, including the Hakim(R) Valve, which has been the industry standard for 30 years, and the Orbis-Sigma(R) Valve. An improved version of the Orbis-Sigma(R) Valve, the OSV II, was released in 1998. The OSV II is unique in its ability to regulate both CSF flow and pressure. The Company's products also include horizontal-vertical lumbar valves and an all-plastic valve known as the Atlas(R). The accessories include products for the control of the over-drainage with differential valves, as well as basic tubing and connectors. The Company estimates that the worldwide market potential for CSF shunts is approximately 85,000 procedures per year.

   In December 1998, the Company entered into an agreement with CS Fluids, Inc. ("CS Fluids") of Los Altos, California to cooperatively develop and manufacture a shunt device designed specifically to treat Alzheimer's Disease. Under the terms of the agreement, the neurosciences business unit will work with CS Fluids to utilize the Company's patented shunt technology to develop, manufacture and clinically evaluate a shunt device with parameters specific to the Alzheimer's population. If the device proves clinically useful, CS Fluids has the option to enter into a manufacturing and supply relationship with the Company, and the Company has first right of negotiation for distribution of the device after the necessary regulatory approvals have been obtained. In early 1998 CS Fluids initiated Investigational Device Exemption ("IDE") approved clinical studies at Stanford University to examine the effects of utilizing CSF shunts in patients with Alzheimer's Disease. CS Fluids is in the process of finalizing a protocol for a larger clinical study expected to commence during 2001.

Aneurysm Clips
--------------

   The Company's Spetzler(TM) Titanium Aneurysm Clip is used for the management of intracranial aneurysms. The Company believes that this clip is the only FDA approved clip on the market made from commercially pure titanium, which provides complete compatibility with modern magnetic resonance imaging. Because the clip does not move in the high magnetic field or distort the image, the Company believes it is safer and more effective than competing products. The Spetzler(TM) Titanium Aneurysm Clip was developed in collaboration with Biotek Engineering, Inc. ("Biotek") under an exclusive worldwide royalty bearing license to the patents owned by Biotek. The clip is CE Marked, and the Company has obtained ISO 9000 certification of the Boston manufacturing facility for its production.

Powered Surgical Tools
----------------------

   The neurosciences business unit distributed the Sodem Systems line of powered surgical tools for cranial and spinal neurosurgery, known as the NMT High Speed System, pursuant to an exclusive distribution agreement entered into in July 1998. The powered surgical tools are used by neurosurgeons to create minimally invasive working channels through the bone of the skull and spine to access the surgical site. In 1999, as a result of perceived product quality problems, the neurosciences business unit ceased its distribution activities for these products. In July 2000 Sodem Diffusion SA ("Sodem") filed a breach of contract suit against NMT Neurosciences. This litigation was settled subsequent to year-end (see Note 6 of Notes to Consolidated Financial Statements).

MARKETING AND SALES STRATEGY

   The Company has entered into agreements with entities affiliated with Bard for the worldwide distribution of the SNF. The Company markets its CardioSEAL(R) cardiac septal repair products through the business unit's direct sales force covering the United States, Canada and most of Europe. A few select distributors are selling CardioSEAL(R) products in other strategically important geographic markets.

    The neurosciences business unit uses a combination of a direct sales force, distributors and manufacturers' representatives worldwide. The North American selling activity is managed through the business unit's United States operations in Atlanta, Georgia. The Asian region is managed from the Company's Hong Kong office. Sales for the rest of the world are managed through the business unit's headquarters in Biot, France.


CUSTOMERS

   Bard, through its division, Bard Radiology, and its subsidiary, Bard International, accounted for 23%, 26% and 33% of product revenues for fiscal 2000, 1999 and 1998, respectively. The Company had one customer, Cordis Europa N.V., whose revenues accounted for 12% and 10% of product revenues for fiscal 1999 and 1998, respectively.

MANUFACTURING

   The Company manufactures the CardioSEAL(R) cardiac septal repair system at its facility in Boston, which includes a Class 10,000 clean room. The Company has received ISO 9000 certification and has also received permission to affix the CE mark to its products.

   The Company has contracted with Lake Region Manufacturing ("Lake Region") for the production of the filter component of the SNF. Under this agreement, Lake Region acquired the right to manufacture a certain percentage of the Company's worldwide requirements of the SNF component until June 30, 2001, which agreement is expected to be extended until December 31, 2001. The Company is obligated to order a minimum quantity of the current filters and pay Lake Region a fixed price per unit. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement. Final assembly of the vena cava filter system is conducted by the Company in its facility in Boston.

   The Company manufactures its neurosurgical products in a manufacturing facility located in Biot, France. The facility has received ISO 9001 and EN 46001 certification, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the CE Mark to its products. The Spetzler(TM) Titanium Aneurysm Clip is manufactured at the Company's manufacturing facility in Boston. The Biot facility also has a contract manufacturing agreement with Johnson & Johnson until April 2002 for the manufacturing of temporary pacing leads catheters.

COMPETITION

   The following is a description of the companies that NMT believes to be its principal competitors.

   Three companies, AGA Medical Corp., W. L. Gore and Pediatric Cardiology Custom Medical Devices, have developed devices that compete with CardioSEAL(R) and are being sold in Europe and other international markets. AGA and W. L. Gore are also conducting clinical trials in the United States.

   Competitors in vena cava filter products include Boston Scientific Corporation, Johnson & Johnson, Cook and B. Braun.

   Current competitors in the vascular stent market are Johnson & Johnson, Guidant and Medtronic.

   The two principal competitors in the CSF shunt market are Medtronic and Johnson & Johnson. The Company has three principal competitors in the aneurysm clip market: Aesculap, Mizuho, and Codman. In addition, the clip market is currently influenced by competing devices, principally intracranial coils, to treat aneurysms.

DISCONTINUED OPERATIONS

   In April 2000 the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator and cryosurgery businesses, its leased facility in Andover, England, and the Ruggles(TM) Surgical Instruments business to companies controlled by Integra LifeSciences Holdings Corporation for $12 million in cash. The ultrasonic aspirator, which was sold under the Selector(R) trademark, utilized multiple ultrasonic frequencies to selectively destroy and then aspirate or remove the tumor tissue. In 1998, the Company released a more compact unit known as the Selector II, which allowed the direct attachment of the microsurgical handpiece. The Ruggles(TM) Surgical Instruments were used in cranial and spinal surgery. Prior to the disposition of this business the Company distributed instruments procured from instrument makers located mostly in the United States and Germany and worked closely with neurosurgeons to design specialty set instruments, with the name of the neurosurgeon typically an additional trademark on the products. The cryosurgical products were marketed under the Spembly tradename and included both liquid nitrogen and gas expansion technologies, which have applications in ophthalmic, general, gynecological, urological and cardiac surgery. The Company's Consolidated Financial Statements included herein reflect these businesses as discontinued operations.

INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

  In November 2000 the Company sold its ownership interest in Image Technologies Corporation, including shares of preferred stock of ITC, secured convertible notes and a warrant to purchase shares of ITC common stock, to Argo Capital Partners L.P. for $350,000 in cash and assumption of the Company's position as guarantor of certain ITC liabilities. See Note 4 of Notes to Consolidated Financial Statements. ITC, a privately held company, is developing a line of advanced imaging products for minimally invasive surgery which require less equipment, are easier to use, reduce procedure time and personnel requirements, improve operating room efficiency and reduce overall treatment costs.

  Thomas M. Tully, former President and Chief Executive Officer of the Company, was the Chairman and Chief Executive Officer of ITC until April 10, 2000 and William J. Knight, former Vice President of Finance and Administration and Chief Financial Officer of the Company, was its Chief Financial Officer until December 15, 1999. ITC was located in leased space immediately adjacent to the Company's facilities until June 2000 at which time the lease was assumed by the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner or licensee of more than 40 issued United States patents, and corresponding foreign patents, relating to its neurosurgical instruments products, stents, the SNF, the RNF, the cardiac septal repair devices, nitinol radiopaque markers and other cardiovascular devices. These patents expire at various dates ranging from 2003 to 2018. In addition, the Company has pending applications for additional patents in the United States and abroad. The Company's owned United States and foreign patents and patent applications cover its neurosurgical instruments products, stents, SNF and RNF. The expiration dates of the Company's patents relating to its neurosurgical instruments range from 2003 to 2015. The expiration dates of the Company's patents relating to its stents range from 2012 to 2016. The patents related to permanent and removable vena cava filters expire from 2016 to 2018, its anastomosis devices expire in 2016 and the patent for its radiopaque markers expires in 2014. In addition, the Company is the exclusive licensee under certain patents, expiring from 2012 to 2016, relating to the CardoSEAL(R) Septal Occluder and methods for repairing cardiac and vascular defects. The Company also holds licenses to certain technology used in the SNF and in nitinol septal repair devices.

  The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has 14 trademarks, 11 of which are registered with the United States Patent and Trademark Office.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

  In connection with its cardiac septal repair devices, the Company has obtained an exclusive worldwide license from Children's Medical Center Corporation under United States patents entitled "Occluder and Method for Repair of Cardiac and Vascular Defects", "Occluder for Repair of Cardiac and

Vascular Defects" and "Self-Centering Umbrella-Type Septal Closure Device" and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement, as amended, provides for royalty payments of 7 1/2% based on commercial net sales of the Company's CardioSEAL(R) Septal Occluder. In addition, once cumulative net sales reach increments of $25 million there are additional one-time royalty payments due of $250,000, at which times the royalty rate increases sequentially by 1%, to a maximum of 10 1/2%. Royalties continue until either the end of the term of the patents (ranging from 2012 to 2016) or termination of the agreement. Pursuant to the license agreement, the Company is required to achieve certain milestones in exploiting the patent rights. The Company has achieved all required milestones to date . If the Company fails to achieve the milestones, Children's Medical Center Corporation may terminate the license agreement. The Company also has a royalty-free, worldwide sublicense under the U.S. patent entitled "System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder" and its corresponding foreign patents and associated knowhow. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. The Company has also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled "Aperture Occlusion Device." The license agreement with Dr. Marks provides for royalty payments, subject to certain annual minimums, based on net sales of nitinol septal repair devices which are covered by the patent until the end of the term of the patent in 2011.

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

  Pursuant to his employment agreement, the Company has agreed to pay royalties of one to five percent to Mr. Stephen J. Kleshinski based on sales or licenses of products where Mr. Kleshinski was the sole or joint inventor. The employment agreement ended as of December 31, 2000.

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

  Certain Class III devices that were on the market before May 28, 1976 ("preamendments Class III devices"), and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for the devices. Generally, the FDA will not grant 510(k) clearance for such devices unless the facilities at which they are manufactured successfully undergo an FDA pre-approval Good Manufacturing Practice ("GMP") inspection. In addition, the FDC Act requires the FDA either to down-classify preamendments Class III devices to Class I or Class II, or to publish a classification regulation retaining the devices in Class III. Manufacturers of preamendments Class III devices that the FDA retains in Class III must have PMA applications accepted by the FDA for filing within 90 days after the publication of a final regulation in which the FDA calls for PMAs. If the FDA calls for a PMA for a preamendments Class III device, a PMA must be submitted for the device even if the device has already received 510(k) pre-market clearance; however, if the FDA down-classifies a preamendments Class III device to Class I or Class II, a PMA application is not required. The FDA's reclassification determinations are to be based on safety and effectiveness information that manufacturers of certain preamendments Class III devices are required to submit to the FDA as set forth in two FDA orders published in August 1995.

  With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer's research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under HDE regulations, medical devices that provide safe treatment and a reasonable assurance of effectiveness may be made available to small numbers of patients (less than 4,000 patients in the U.S. per year) on more limited clinical experience than that required for a PMA. In addition, under HDE regulations only one product can be approved for each indication.

  The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries has undergone major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. The Company's Symphony stent, SNF, Recovery Filter and CardioSEAL(R) products have received approval for CE Marking.

THIRD PARTY REIMBURSEMENT

  Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as shunts and stents, generally rely on third party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the Company's devices. Major third party payers reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment as established by the federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. The amount of profit relating to the procedure may be reduced by the use of the Company's devices. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company's devices, resulting in underreimbursement. If, for any reason, the Company's products were not to be reimbursed by third party payers, the Company's ability to sell its products may be materially adversely affected. Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The Company believes that domestic health care providers currently are reimbursed for the cost of purchasing the Company's SNF and for the CardioSEAL(R) Septal Occluders used in HDE procedures. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. The Company's independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

PRODUCT LIABILITY AND INSURANCE

  The Company's business involves the risk of product liability claims. The Company maintains product liability insurance with coverage limits of $1 million per occurrence on a claims made basis, with a maximum $2 million aggregate per policy year, and an umbrella policy of $10 million.

EMPLOYEES

  As of December 31, 2000, the Company employed 191 full-time employees and 30 part-time employees. The Company believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

   The Company currently leases an approximately 35,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts, including approximately 8,000 square feet previously occupied by ITC until June 2000. The Company also owns an approximately 80,000 square foot, state-of-the-art plant located in Biot, France, and leases an 11,500 square foot warehousing facility in Duluth, Georgia to house the United States operations, sales and marketing activities of the Neurosciences business unit.

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

   In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract.
As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. The Arbitrator did dismiss an approximate $314,000 portion of NMT's counter claim, but indicated, however, that $289,000 of that portion may still be recoverable by NMT in litigation outside the Arbitration process as "ordinary trade debts". The hearing on the merits of Elekta's claims and the Company's counterclaims has not been scheduled.

   On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants (France), a wholly owned subsidiary of the Company ("NMT France"), breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France is acting as the exclusive worldwide distributor of Sodem's products. Sodem sought approximately US$18 million in damages in addition to costs and fees of their attorneys. NMT France filed a counterclaim for approximately US$30 million plus costs. On February 23, 2001, Sodem and NMT France entered into a settlement agreement whereby the parties agreed to withdraw their respective claims. Pursuant to the settlement agreement, NMT France paid a settlement fee of US$500,000 and agreed to return the remaining inventory in the Company's possession.

   On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard does not have distribution rights to the Company's Recovery Filter(TM) under the 1992 U.S. distribution agreement between the Company and Bard Radiology, a division of Bard, and that the Company may sell the Recovery Filter(TM) technology to a third party without violating the agreement. Bard has filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. Hearings are scheduled to begin on April 30, 2001.

   Other than as described above, the Company has no material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

   The executive officers of the Company and their ages as of March 26, 2001 are as follows:

NAME                   AGE  POSITION
----                   ---  --------
   John E. Ahern        56  President, Chief Executive Officer and Chairman of the Board of Directors
   Richard E. Davis     43  Vice President  and Chief Financial Officer


   JOHN E. AHERN has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Most recently, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc., where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard's cardiovascular divisions. Mr. Ahern's medical device industry experience also includes Vice President of Worldwide Sales and Marketing at IntraSonix, Area Manager for the Middle East and North Africa at Abbott Laboratories and various sales and marketing positions at Becton Dickinson.

   RICHARD E. DAVIS has served as Vice President and Chief Financial Officer since February 2001. From August 2000 to February 2001 Mr. Davis served as Interim Chief Financial Officer of the Company through his employment with the consulting firm of Argus Management Corporation. From July 1998 to July 2000, Mr. Davis was Vice President and Chief Financial Officer of Q-Peak, Inc., a marketer and manufacturer of solid state laser systems. Prior to that, Mr. Davis was employed for ten years by TJX Companies, Inc. in various senior financial management positions where he was responsible for business and strategic planning, cash flow and expense management and accounting and operational controls.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)  Market Prices and Recent Sales of Unregistered Securities

  The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol NMTI. There were approximately 89 stockholders of record of the Company's Common Stock on March 26, 2001, representing approximately 1,825 shareholder accounts. The following table lists for the periods indicated the high and low closing prices for the Company's Common Stock.


     Period                  High     Low
     ------                  -----   ------
     1999
     ----
     First quarter.........  5 5/8    3 1/4
     Second quarter........  4 1/2    2 3/8
     Third quarter.........  7 1/2    2 3/4
     Fourth quarter........  3 1/8    1 3/4

     2000
     ----
     First quarter.........      6    2 7/8
     Second quarter........  4 3/4  2 11/16
     Third quarter.........      4   2 1/16
     Fourth quarter........  2 1/4    13/16

  During the years ended December 31, 1999 and 2000, the Company issued the following unregistered securities:


  In April 1999, the Company issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $3.41 per share, to a noteholder of the Company. The warrants may be exercised at any time and from time to time until February 14, 2004. The warrant contains weighted-average anti-dilution price protection. These securities were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

  In April 2000, the Company issued a warrant to purchase 20,000 shares of Common Stock at an exercise price of $4.94 per share, to a noteholder of the Company. The warrants may be exercised at any time and from time to time until April 3, 2005. The warrant contains weighted-average anti-dilution price protection. These securities were offered and issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.


Dividend Policy
---------------

  The Company did not declare or pay any cash dividends on shares of its Common Stock during the years ended December 31, 2000 and 1999 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings which it may realize will be retained for use in its business.

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





                                                                                   YEAR ENDED DECEMBER 31,
                                                                  1996          1997         1998         1999         2000
                                                               -----------   -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:                                                In thousands, except per share data

Revenues:
   Product Sales                                                  $ 4,557       $ 8,565     $ 23,024     $ 32,949     $ 35,662
   License fees and royalties                                       2,375         1,500        2,029        2,130          811
   Product development                                                 92            61            1            -            -
                                                               -----------   -----------  -----------  -----------  -----------
                                                                    7,024        10,126       25,054       35,079       36,473

Costs and Expenses:
   Cost of product sales                                            2,387         3,765       10,819       15,215       15,019
   Research and development                                         2,662         2,974        3,640        4,462        4,951
   General and administrative                                       2,284         2,873        5,043        9,050        9,535
   Selling and marketing                                              311         1,010        4,391        8,428        8,786
   Impairment of long-lived assets                                      -             -            -        6,801        7,054
   Settlement of litigation                                             -             -            -            -          673
   In-process research and development                              1,111         2,449        4,710            -            -
   Merger and integration charge                                        -             -          687            -            -
   Write-down of note receivable from Image
     Technologies Corporation                                           -             -            -        1,364            -
   Restructuring charge                                                 -           194            -            -            -
                                                               -----------   -----------  -----------  -----------  -----------
       Total costs and expenses                                     8,755        13,265       29,290       45,320       46,018
                                                               -----------   -----------  -----------  -----------  -----------

Loss from operations                                               (1,731)       (3,139)      (4,236)     (10,241)      (9,545)

Equity in loss of Image Technologies Corporation                        -             -         (437)        (489)           -
Gain on sale of investment in Image Technologies Corporation            -             -            -            -          440
Currency transaction gain (loss)                                        -           (15)         (88)         105          191
Interest expense                                                      (42)          (46)      (1,461)      (2,814)      (1,237)
Interest income                                                       610         1,592        1,168          479          211
                                                               -----------   -----------  -----------  -----------  -----------
       Total other income (expense)                                   568         1,531         (818)      (2,719)        (395)
                                                               -----------   -----------  -----------  -----------  -----------

Loss before income taxes                                           (1,163)       (1,608)      (5,054)     (12,960)      (9,940)

Extraordinary loss on early extinguishment of debt                      -             -            -       (2,618)           -
Provision for income taxes                                              -           230          745          180            -
                                                               -----------   -----------  -----------  -----------  -----------

Net loss from continuing operations                                (1,163)       (1,838)      (5,799)     (15,758)      (9,940)
Net gain (loss) from discontinued operations                            -                      2,120       (3,295)         345
                                                               -----------   -----------  -----------  -----------  -----------

Net loss                                                         $ (1,163)     $ (1,838)    $ (3,679)   $ (19,053)    $ (9,595)
                                                               ===========   ===========  ===========  ===========  ===========


Basic and diluted income (loss) per share:
   Continuing operations                                          $ (0.17)      $ (0.19)     $ (0.57)     $ (1.47)     $ (0.91)
   Discontinued operations                                              -             -         0.21        (0.31)        0.03
                                                               -----------   -----------  -----------  -----------  -----------
   Net loss                                                       $ (0.17)      $ (0.19)     $ (0.36)     $ (1.77)     $ (0.88)
                                                               ===========   ===========  ===========  ===========  ===========

Weighted average common shares outstanding                          6,749         9,596       10,193       10,751       10,909
                                                               ===========   ===========  ===========  ===========  ===========



                                                                         AT DECEMBER 31,
                                                   1996          1997         1998         1999         2000
                                                -----------   -----------  -----------  -----------  -----------
                                                                         In thousands

BALANCE SHEET DATA:
Cash and cash equivalents                          $ 4,082       $ 5,561      $ 4,007      $ 3,533      $ 6,761
Short-term investments                              25,273        20,822        5,114            -            -
Working capital                                     30,301        29,262       17,343        8,765        6,420
Total assets                                        34,930        35,006       63,715       38,747       19,091
Long-term obligations                                  416           612       18,903       14,853        4,422
Stockholders' Equity                                33,320        32,772       34,169       14,161        4,326



The following table presents our unaudited statement of operations data for each quarter in the two years ended December 31, 2000. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this document. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this document. Please see the discussion on discontinued operations in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations). These operating results are not necessarily indicative of the results of operations that may be expected for any future period.





                                                                                    THREE MONTHS ENDED
                                                ------------------------------------------------------------------------------------
                                                 MAR. 31   JUN. 30    SEP. 30    DEC. 31   MAR. 31     JUN. 30   SEP. 30    DEC. 31
                                                  1999      1999       1999       1999       2000       2000      2000       2000
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
STATEMENT OF OPERATIONS DATA:                                             In thousands, except per share data
                                                                                     (unaudited)

Revenues:
   Product Sales                                 $ 7,316   $ 8,792    $ 8,884    $ 7,957    $ 9,756   $  9,000  $   8,992  $  7,914
   License fees and royalties                        450       418        425        837        249        193        203       166
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
                                                   7,766     9,210      9,309      8,794     10,005      9,193      9,195     8,080
Costs and Expenses:
   Cost of product sales                           2,898     4,112      3,607      4,598      4,029      3,612      4,263     3,114
   Research and development                          960     1,137      1,200      1,165      1,275      1,372      1,334       970
   General and administrative                      2,188     2,039      2,246      2,577      2,398      2,135      3,497     1,505
   Selling and marketing                           2,104     1,554      2,122      2,648      2,018      2,483      2,367     1,918
   Impairment of long-lived assets                     -         -          -      6,801          -      7,054          -         -
   Settlement of litigation                            -         -          -          -          -          -          -       673
   Write-down of note receivable from
     Image Technologies Corporation                    -         -      1,364          -          -          -          -         -
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
                                                   8,150     8,842     10,539     17,789      9,720     16,656     11,461     8,180
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------

Income (loss) from operations                       (384)      368     (1,230)    (8,995)       285     (7,463)    (2,266)     (100)

Equity in loss of Image Technologies
  Corporation                                       (134)     (165)      (189)         -          -          -          -         -
Gain on sale of investment in Image
  Technologies Corporation                             -         -          -          -          -          -          -       440
Currency transaction gain (loss)                     201        26       (221)        98        133        118        189      (249)
Interest expense                                    (733)     (682)      (622)      (777)      (360)      (480)      (199)     (199)
Interest income                                      168       165        116         30         10         57         69        75
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
                                                    (498)     (656)      (916)      (649)      (217)      (305)        59        67
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------

Income (loss) before income taxes                   (882)     (288)    (2,146)    (9,644)        68     (7,768)    (2,207)      (33)
Extraordinary loss on early
  extinguishment of debt                               -         -     (2,618)         -          -          -          -         -
Provision (benefit) for income taxes                (180)       96        (24)       288          -          -          -         -
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------

Net income (loss) from continuing
  operations                                        (702)     (384)    (4,740)    (9,932)        68     (7,768)    (2,207)      (33)
Net gain (loss) from discontinued
  operations                                         167        66         70     (3,598)         -       (933)         -     1,278
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
Net income (loss)                                 $ (535)   $ (318)  $ (4,670)  $(13,530)      $ 68   $ (8,701)  $ (2,207)  $ 1,245
                                                ========= =========  =========  =========  =========  ========= ========== =========

Basic and diluted income (loss) per share:
   Continuing operations                         $ (0.07)  $ (0.04)   $ (0.44)   $ (0.92)    $ 0.01    $ (0.71)   $ (0.20)  $     -
   Discontinued operations                          0.02      0.01       0.01      (0.33)         -      (0.09)         -      0.12
                                                --------- ---------  ---------  ---------  ---------  --------- ---------- ---------
   Net income (loss)                             $ (0.05)  $ (0.03)   $ (0.43)   $ (1.25)    $ 0.01    $ (0.80)   $ (0.20)   $ 0.11
                                                ========= =========  =========  =========  =========  ========= ========== =========

Weighted average common shares outstanding        10,684    10,767     10,769     10,783     10,822     10,919     10,939    10,954
                                                ========= =========  =========  =========  =========  ========= ========== =========



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

OVERVIEW

   Since its inception in 1986, the Company has focused its efforts on the design, development and commercialization of medical technologies which are delivered by minimally invasive procedures. Products and products under development include cardiac septal repair devices, vena cava filters and self-expanding stents. In July 1998, the Company acquired the neurosurgical instruments business ("ENI") of Elekta AB (PUBL) for approximately $33 million in cash and operated the business as the Company's neurosciences business unit. In April 2000, following a decision by the Company's board of directors to discontinue the U.K. operations of its neurosciences business unit, the Company sold certain assets of that division, including the Selector(R) Ultasonic Aspirator, and Ruggles(TM) Surgical instruments products. This sale reflected the Company's strategic decision to refocus its efforts on its core septal repair, filter and stent products.

   The Company recorded a $3.5 million loss on this sale in the year ended December 31, 1999. The Company has recorded a gain on the sale of the U.K. operations of $345,000 in the year ended December 31, 2000, representing a revision of estimates made concerning the costs associated with the sale. The net loss of $3.2 million was comprised of proceeds of $12 million, estimated transaction and other costs of $3.8 million and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale. The Company is exploring strategic alternatives with respect to the remaining businesses which comprise the neurosciences business unit.

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

   In November 1994, the Company entered into an agreement with Boston Scientific pursuant to which Boston Scientific obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Under this license agreement, Boston Scientific is responsible for performing clinical trials for stents under development and for reimbursing the Company for any stent development costs incurred by the Company. The Company receives royalties based upon product sales and certain manufacturing cost reduction incentive payments from Boston Scientific under the license agreement, which are included in the Company's revenues.

   In February 1996, the Company acquired, through the issuance of Common Stock, the rights to develop and commercialize its cardiac septal repair devices. The Company commenced sales of the CardioSEAL(R) Septal Occluder at the end of September 1996 in connection with clinical trials of the device, and the device has been sold commercially in Europe and other international markets since July 1997. Since September 1999, the FDA has granted approval for use of the CardioSEAL(R) product under HDE regulations for three indications. The Company manufactures this device at its facility in Boston.

   The Company has agreed to make certain royalty payments to Children's Medical Center Corporation based on net sales of the CardioSEAL(R) Septal Occluder. The Company has also agreed to pay certain royalties to Morris Simon, M.D., the Company's Chief Scientific Director, co-founder and a current Director, and to Beth Israel Hospital, Boston, based on sales of products using the technology invented by Dr. Simon relating to the SNF. In addition, pursuant to the Company's employment agreement with Mr. Stephen J. Kleshinski the Company has agreed to pay certain royalties based on sales or licenses of products where Mr. Kleshinski was the sole or joint inventor. Mr. Kleshinski's employment agreement terminated as of December 31, 2000.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

   Revenues. Revenues for the year ended December 31, 2000 increased 4% to $36.5 million from $35.1 million for the year ended December 31, 1999. Product sales increased 8% to $35.7 million compared to $32.9 million. An approximately $4.3 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximately $1.5 million decrease in product sales from the neurosciences business unit.

   License fees and royalties for the year ended December 31, 2000 decreased 62% to $811,000 from $2.1 million for the year ended December 31, 1999. These revenues relate primarily to the exclusive distribution of the Company's stent technology by Boston Scientific Corporation and included $671,000 and $1.5 million of royalties and $140,000 and $300,000 of cost-sharing payments for the years ended December 31, 2000 and 1999, respectively. The $829,000 decrease in royalty payments is attributable to the elimination of quarterly guaranteed minimums of $375,000 as of December 31, 1999. Additionally, for the year ended December 31, 1999 the Company's neurosciences business unit received patent license payments of approximately $400,000.

   Cost of Product Sales. Cost of product sales decreased by $200,000 to $15.0 million for the year ended December 31, 2000 from $15.2 million for the year ended December 31, 1999. Cost of product sales, as a percent of product sales, decreased to 42.1% for the year ended December 31, 2000 as compared to 46.2 % for the year ended December 31, 1999. The decrease in cost of product sales as a percent of product sales in 2000 is primarily attributable to a shifting sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines.

   Research and Development. Research and development expense increased by $500,000 or 11% to $5.0 million for the year ended December 31, 2000 from $4.5 million for the year ended December 31, 1999. The increase is primarily attributable to contract management, clinical monitoring, data management and biostatisical analysis in support of the FDA approval process for various medical use applications of the CardioSEAL(R) and StarFlex(TM) products.

   General and Administrative. General and administrative expenses increased by 5.5% to $9.5 million for the year ended December 31, 2000 from $9.1 million for the year ended December 31, 1999. The increase is primarily attributable to a significant increase in legal fees associated with ongoing litigation and general corporate matters.

   Selling and Marketing. Selling and marketing expenses increased by 4.3% to $8.8 million for the year ended December 31, 2000 from $8.4 million for the year ended December 31, 1999. This increase is primarily attributable to the development of a direct sales force for the CardioSEAL(R) products in the United States and Europe.

   Impairment of Long-lived Assets. The neurosciences business unit has continued to incur operating losses for the year ended December 31, 2000, which has caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. In the second quarter, based upon these considerations, an undiscounted cash flow analysis and other considerations, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. The long-lived assets consist primarily of a building and other fixed assets located in the Company's Biot, France facility. The current year impairment charge follows a $6.8 million impairment charge for the year ended December 31, 1999 for goodwill recorded upon the acquisition of neurosciences business unit in July 1998.

   Settlement of Litigation. For the year ended December 31, 2000, the Company recorded a charge of $673,000 associated with the settlement, after year-end, of litigation between Sodem Diffusion SA ("Sodem") and NMT NeuroSciences Implants (France) SA ("NMT France"), a wholly owned subsidiary of the Company (see Note 6 of the Notes to Consolidated Financial Statements).

   Gain on Sale of Investment in Image Technologies Corporation. During the year ended December 31, 2000, the Company sold its investment in Image Technologies Corporation for $350,000 cash proceeds plus assumption of the Company's position as guarantor of certain ITC liabilities (see Notes 4 and 9(c) of the Notes to Consolidated Financial Statements).

   Interest Expense. Interest expense for the year ended December 31, 2000 decreased by 56% to $1.2 million from $2.8 million for the year ended December 31, 1999. The decrease is attributable to the repayment of $6 million of the Company's subordinated note in September 1999 and the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit (see Note 9(a) and 9(b) of the Notes to Consolidated Financial Statements).

   Interest Income. Interest income for the year ended December 31, 2000 decreased by 56% to $211,000 from $480,000 for the year ended December 31, 1999. This decrease is primarily attributable to the use of $6 million of cash to repay a portion of the subordinated note in September 1999.

   Gain (Loss) on Sale of Discontinued Operations. Net gain from discontinued operations was $345,000 for the year ended December 31, 2000 compared to a net loss of $3.3 million for the year ended December 31, 1999. The net loss in 1999 represented a $3.5 million loss on the sale of the U.K. operations of the Company's neurosciences business unit, partially offset by $200,000 of income from the discontinued operations. The gain from discontinued operations in 2000 represents a revision of estimates made concerning the costs associated with the sale of the U.K. operations (see Note 3(a) of Notes to Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

   Revenues. Revenues for the year ended December 31, 1999 increased to $35.1 million from $25.1 million for the year ended December 31, 1998. Product sales increased to $32.9 million for the year ended December 31, 1999 from $23.0 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year's revenues related to the Company's neurosciences business unit during 1999 when compared to 1998 as the Company acquired this division on July 8, 1998. Additionally the Company had increased unit sales of vena cava filters and CardioSEAL Septal Occluders in the year ended December 31, 1999 as compared with the year ended December 31, 1998. Finally, in September 1999, the Company received approvals from the FDA for use of the CadioSEAL Septal Occluder under certain HDE regulations which contributed to the increased unit sales of that product during the year ended December 31, 1999.

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

   Cost of Product Sales. Cost of product sales increased to $15.2 million for the year ended December 31, 1999 from $10.8 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year's cost of sales related to the Company's neurosciences business unit during 1999 when compared to the partial year in 1998. Also contributing to this increase were costs attributable to the Company's increased unit sales of vena cava filters and CardioSEAL(R)

Septal Occluders in the year ended December 31, 1999 as compared with the year ended December 31, 1998. Cost of product sales, as a percent of product sales, remained relatively consistent at 46% for the year ended December 31, 1999 as compared with 47% for the year ended December 31, 1998.


  Research and Development. Research and development expense increased to $4.5 million for the year ended December 31, 1999 from $3.6 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year of research and development expenses related to the Company's neurosciences business unit during 1999 when compared to the partial year in 1998. Also contributing to this increase in research and development expense were increased regulatory and clinical trial expenses relating to clinical trials of the CardioSEAL Septal Occluder, as well as for more recent clinical trials related to fenestrated Fontan procedures (FEF), and ventricular septal defects (VSDs) for which the Company received FDA approval under HDE regulations in September 1999. In addition, the Company has had increased activity in the Company's development programs for vena cava filters, including CE Mark approval for its removable vena cava filter in September 1999, and for other products under development.

  General and Administrative. General and administrative expenses increased to $9.1 million for the year ended December 31, 1999 from $5.0 million for the year ended December 31, 1998. The increase is primarily attributable to the effect of including a full year of general and administrative expenses related to the Company's neurosciences business unit during 1999 when compared to the partial year in 1998. In addition, the Company had increased professional fees and travel expenses related to supporting the operations of the Company's neurosciences business unit for the full year ended December 31, 1999 as compared to the partial year for the year ended December 31, 1998.

  Selling and Marketing. Selling and marketing expenses increased to $8.4 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998 primarily attributable to the effect of including a full year of selling and marketing expenses related to the Company's neurosciences business unit during 1999 when compared to the partial year in 1998. During 1998, marketing activities related to the CardioSEAL Septal Occluder relating to clinical trials and the commencement of commercial sales of the CardioSEAL Septal Occluder that began in June 1997 in European and other international markets increased. During 1999, the marketing efforts related to these clinical trials decreased as the trials were coming to completion. However, marketing efforts were increased for new clinical trials relating to fenestrated Fontan procedures (FEF), and ventricular septal defects (VSDs) for which the Company received FDA approval under HDE regulations in September 1999.

  Write Down of Notes Receivable from Image Technologies Corporation. During the year ended December 31, 1999, the Company performed a detailed review of the ITC operations. Based upon this analysis and discussion with ITC's management and other investors, the Company determined that there was a significant risk that the Company's notes receivable from ITC would not be repaid. The analysis and discussions indicated that at September 30, 1999, (1) ITC had insufficient cash resources to fund its operations, (2) ITC's product revenue had declined during the year ended December 31, 1999 and was significantly below planned levels and
(3) ITC was seeking additional capital from numerous sources and that any future financings would likely be dilutive to the Company's equity position and could contain a security interest senior to the Company. Accordingly, the Company charged the carrying value of the notes receivable of approximately $1.4 million to operations during the year ended December 31, 1999.

  Impairment of Long-lived Asset. In connection with the sale of the U.K. operations and certain other assets of its neurosciences business unit on April 5, 2000 (see Note 3(a) of the Notes to Consolidated Financial Statements), the Company recorded at December 31, 1999 a $6.8 million impairment charge for goodwill recorded upon the acquisition of the neurosciences business unit in July 1998. This impairment charge was determined based upon the Company's analysis of estimated cash flows of its neurosciences business unit and the carrying value of all of the long-lived assets of neurosciences business unit which were not sold in April 2000. The Company's assessment of the value of the assets of neurosciences business unit was corroborated by independent outside parties.

  Equity in Net Loss of Image Technologies Corporation. During the year ended December 31, 1999 and 1998, the Company recorded $489,000 and $437,000, respectively, as its equity in the loss of ITC. The carrying value of the note receivable from ITC has been reduced by these amounts and charged to operations during the year ended December 31, 1999. See Note 4 of the Notes to Consolidated Financial Statements.

  Interest Expense. Interest expense was $2.8 million for the year ended December 31, 1999 as compared to $1.5 million for the year ended December 31, 1998. The increase was primarily the result of the Company's acquisition of ENI on July 8, 1998 for which the Company borrowed $20 million of subordinated debt, which accrues interest at 10.101% per annum. In addition, the amortization of original issue discount related to the subordinated note of $531,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively, is included in interest expense in the statements of operations. See Note 9 of the Notes to Consolidated Financial Statements. In April 2000, the Company repaid approximately $7.3 million of outstanding debt obligations from proceeds received from the sale of the U.K. operations and certain other assets of the neurosciences business unit.

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

  Extraordinary Loss on Early Extinguishment of Debt. In connection with the $14 million reduction in September 1999 of its $20 million subordinated note payable to an affiliate of a significant stockholder of the Company (see Note 9 of the Notes to Consolidated Financial Statements), the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the statement of operations which primarily relates to the accelerated pro-rata write-off of the original issue discount and deferred financing costs of the subordinated note payable.

  Provision for Income Taxes. The Company had a provision for income taxes of $180,000 for the year ended December 31, 1999 which represents the taxes on income generated in France by the Company's neuroscience. business unit The Company generated a net operating loss for federal and state income tax purposes in the United States in the year ended December 31, 1999. The Company had a provision for income taxes of $745,000 for the year ended December 31, 1998 based on an operating income before the write-off of in-process research and development expenses of $4,710,000, the equity in loss of ITC of $437,145 and other nondeductible items and an estimated effective tax rate of approximately 40%.

  Loss on Sale of Discontinued Operations. On April 5, 2000, the Company sold the U.K. operations and certain other assets of the neurosciences business unit, which consisted primarily of the Selector (R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery product lines, including certain assets and liabilities for $12.0 million in cash. The Company recorded a $3.5 million loss on this sale, comprised of proceeds of $12.0 million less estimated transaction costs of $3.7 million, and net assets sold of $11.8 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale. Included in the loss on sale are the estimated operating results of the discontinued operations for the period from January 1, 2000 to April 1, 2000. The Company has not allocated interest expense to discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents and marketable securities of $6.8 million at December 31, 2000 as compared to $3.5 million as of December 31, 1999. During year ended December 31, 2000, the Company's operations provided cash of approximately $2.1 million which consisted of approximately $9.9 million of cash used by operations prior to approximately $8.8 million of noncash charges and $3.2 million net decrease in working capital items.


   In July 1998, the Company financed a portion of the acquisition of ENI with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes, as needed. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. In April 2000, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the neurosciences business unit (see Note 3(a) of the Notes to Consolidated Financial Statements) to reduce the subordinated note payable by $500,000 and to repay the entire senior secured debt balance of $7.3 million. In September 2000, the working capital portion of the senior secured debt facility was terminated by the bank. At December 31, 2000, the outstanding balance of the subordinated note, net of original issue discount of approximately $551,000, was approximately $4.9 million. At December 31, 2000, the Company was in compliance with newly amended subordinated debt covenants relating to maintenance of tangible net equity. In addition, the subordinated debt covenants relating to maintenance of certain ratios, tangible net equity and income were amended for 2001. The $1.0 million current portion of the subordinated debt balance consists of (a) $200,000 due January 2001 from the proceeds obtained in connection with the sale of the Company's investment in ITC (see Note 4 of the Notes to Consolidated Financial Statements); and (b) $800,000 due April 2001 in connection with the amended debt covenants agreement.

   Purchases of property and equipment for use in the Company's manufacturing, research and development and general and administrative activities, exclusive of the assumption of equipment under lease and capital lease obligations of approximately

$90,000 from ITC, amounted to $395,000 for the year ended December 31, 2000. In September 2000, the Company entered into a new equipment financing agreement for up to a maximum of $250,000 of purchases based upon a 3-year term. As of December 31, 2000 approximately $100,000 of purchases were in the process of being financed under this arrangement, leaving approximately $150,000 available to finance future equipment purchases.

  The Company is party to various contractual arrangements including royalty arrangements and employment and consulting agreements with current employees and consultants. Minimum guaranteed royalty payments for 2001 are approximately $300,000.

  The Company also has committed to purchase certain minimum quantities of the vena cava filter component from a supplier through June 2001, which agreement is expected to be extended through December 2001. See Note 10 of Notes to the Consolidated Financial Statements.

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

  The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least 2001.

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

  As of December 31, 2000, the impact of the euro conversion has not had a material impact on the operations of the Company.

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

WE HAVE HISTORICALLY FAILED TO MEET COVENANTS IN OUR LOAN AGREEMENTS AND MAY FACE DIFFICULTIES IN MEETING THEM IN THE FUTURE.

  We financed a significant portion of the acquisition of our neurosurgical instruments business with $20 million of subordinated debt borrowed from an affiliate of Whitney & Co., one of our significant stockholders. As of December 31, 1999 and through the first nine months of 2000, we were not in compliance with certain of the debt covenants and obtained necessary waivers of default from the lender. As of December 31, 2000 the subordinated debt covenants have been modified and the Company is in compliance as of that date. In connection with the revised covenants the Company has agreed to a further subordinated note repayment of $800,000 in April 2001. Although we believe that we will be able to satisfy the covenants as modified, our failure to meet our financial plan could result in our breach of certain of the covenants. If we breach any of these covenants and are not successful in obtaining a waiver, the noteholder could demand immediate repayment of the note. In addition, in the event of a breach of certain of the covenants, the interest rate we owe in connection with the debt may increase. We may seek to refinance this debt. We cannot be certain that we will be able to refinance on terms that are favorable to us or at all.

WE MAY FACE DIFFICULTIES IN SATISFYING OUR FUTURE CAPITAL REQUIREMENTS.

  In the event that we are unable to obtain access to additional capital on terms that are favorable to us or at all, we may fail to meet our financial plan. Moreover, our failure to meet our financial plan could result in our breach of certain debt covenants. Our capital requirements will depend on a number of factors, including:

   .  product sales;
   . progress of research and development programs and preclinical and clinical testing;
   . cost and time involved in obtaining regulatory approvals, and cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and
   . unanticipated needs for capital, such as a successful claim for indemnification by the buyer of our neurosurgical instruments business against us under the purchase agreement.

WE MAY FACE CHALLENGES MAINTAINING OUR NASDAQ NATIONAL MARKET LISTING.

   On January 26, 2001, we received a delisting notification from the Nasdaq National Market for failure to maintain net tangible assets of at least $4 million. We appealed this determination and, on March 22, 2001, we appeared before a hearing panel of the Nasdaq National Market and presented evidence of our ability to meet the Nasdaq National Market maintenance requirements. Although we believe that we will continue to meet the requirements for inclusion on the Nasdaq National Market, we cannot assure you that the panel will find in our favor. If the panel decides to delist us, we will be removed immediately from the Nasdaq National Market without prior notification. If we are delisted, we will have constrained access to capital markets and you may find it more difficult to buy and sell our securities.

WE MAY FACE CHALLENGES IN REFOCUSING OUR BUSINESS STRATEGY.

  In connection with the commercialization of our CardioSEAL(R) product, and the recent sale of a portion of our neurosciences business unit, we have had to refocus our business strategy. This refocusing has placed significant demands on a new senior management team and other resources. Our future success will depend on our ability to manage and implement our refocused business strategy effectively, including by:

   . developing and improving our operational, financial and other internal systems;
   . improving our sales and marketing capabilities; and . continuing to train, motivate and manage our employees.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

  Before certain of our products can be marketed and sold in the United States, including our CardioSEAL(R) product, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

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

OUR FUTURE SUCCESS MAY DEPEND IN PART UPON MAINTENANCE OF BUSINESS RELATIONSHIPS WITH COLLABORATORS.

  We have entered into distribution agreements with each of Bard Radiology and Bard International granting them exclusive distribution rights to our SNF, and into a license agreement with Boston Scientific granting Boston Scientific exclusive worldwide rights to develop, manufacture, market and distribute our stent technology, along with products incorporating such technology. Although each of Bard Radiology and Bard International has agreed not to sell competing filters, Boston Scientific is not prohibited from selling other stents and, in fact, manufactures and licenses from others a variety of stents that may compete with our stents. Boston Scientific may choose to emphasize such other stents in its developmental and marketing efforts. We cannot be certain that our arrangements will be renewed or that our existing relationships with the companies will continue in their current form. In August 2000, the Company filed a demand for arbitration relating to the 1992 distribution agreement with Bard Radiology. Our business could be materially adversely affected if these arrangements prove unsuccessful or if these companies terminate their arrangements with us, negotiate lower prices, sell additional competing products, whether manufactured by themselves or others, or otherwise alter the nature of their relationships with us.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

  Our neurosurgical implants and cardiac septal repair devices are marketed through our direct sales force and distributors. Because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL(R) Septal Occluder and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

   Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2002 to 2018. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

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

INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sale of the UK operations of its Neurosciences division and consistently reduced its foreign currency exposure, it remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

  The Company's most significant foreign currency exposures relate to its manufacturing activities and assets in France. The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating these foreign currency accounts into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on June 7, 2001 (the "2001 Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

  Officers are elected on an annual basis and serve at the discretion of the Board.

  The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION

  The response to this Item is contained in the 2001 Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this Item is contained in the 2001 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this Item is contained in the 2001 Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

     Financial Statements of NMT Medical, Inc. and Subsidiaries:

        Report of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
        Notes to Consolidated Financial Statements

      (b) Financial Statement Schedules. The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

      (c) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. The Company has identified with asterisks in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

      (d) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NMT MEDICAL, INC.

                                By:  /s/ John E. Ahern
                                     -----------------
                                    John E. Ahern
                                    President and Chief Executive Officer
Dated: March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                    DATE

                                        President, Chief Executive Officer    March 30, 2001
/s/ John E. Ahern                       and Chairman of the Board (Principal
--------------------------------------  Executive Officer)
John E. Ahern

                                        Vice President and                    March 30, 2001
/s/ Richard E. Davis                    Chief Financial Officer (Principal
--------------------------------------  Financial and Accounting Officer)
Richard E. Davis


/s/ Robert G. Brown                     Director                              March 30, 2001
--------------------------------------
Robert G. Brown

                                        Director                              March 30, 2001
/s/ Cheryl Clarkson
--------------------------------------
Cheryl Clarkson

/s/ R. John Fletcher                    Director                              March 30, 2001
--------------------------------------
R. John Fletcher

/s/ C. Leonard Gordon                   Director                              March 30, 2001
--------------------------------------
C. Leonard Gordon, Esq.

/s/ James E. Lock                       Director                              March 30, 2001
--------------------------------------
James E. Lock, M.D.


/s/ Francis J. Martin                   Director                              March 30, 2001
--------------------------------------
Francis J. Martin

/s/ Morris Simon                        Director                              March 30, 2001
--------------------------------------
Morris Simon, M.D.


                                    Appendix
                                    --------

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants..................................   A-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............   A-3

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999, and 1998.........................................   A-4

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2000, 1999, and 1998.........................................   A-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2000, 1999, and 1998......................................................   A-6

Notes to Consolidated Financial Statements................................   A-7

                    Report of Independent Public Accountants

To NMT Medical, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts

March 2, 2001

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                      Consolidated Balance Sheets


                                                                              At December 31,
                                                                            2000            1999
                                                                        ------------    ------------

Assets
Current assets:
         Cash and cash equivalents                                      $  6,761,144    $  3,533,475
         Accounts receivable, net of reserves of $1,079,000 and
           $913,000 in 2000 and 1999, respectively                         5,446,647       7,900,099
         Inventories                                                       3,440,254       4,634,348
         Prepaid expenses and other current assets                         1,115,070       2,429,016
                                                                        ------------    ------------
                 Total current assets                                     16,763,115      18,496,938
                                                                        ------------    ------------

Property and equipment, at cost:
         Land and buildings                                                4,650,000       4,650,000
         Laboratory and computer equipment                                 3,555,212       3,284,294
         Leasehold improvements                                            3,129,897       3,268,897
         Equipment under capital lease                                     2,480,512       2,258,982
         Office furniture and equipment                                    1,103,662       1,062,228
                                                                        ------------    ------------
                                                                          14,919,283      14,524,401
         Less- Accumulated depreciation and amortization                  13,052,460       3,506,354
                                                                        ------------    ------------
                                                                           1,866,823      11,018,047
                                                                        ------------    ------------

Other assets                                                                 461,474         839,733
Net assets from discontinued operations                                         --         8,392,448
                                                                        ------------    ------------

                                                                        $ 19,091,412    $ 38,747,166
                                                                        ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                               $  3,533,194    $  4,100,081
         Accrued expenses                                                  5,228,846       4,629,366
         Current portion of debt obligations                               1,581,459       1,002,877
                                                                        ------------    ------------
                 Total current liabilities                                10,343,499       9,732,324
                                                                        ------------    ------------

Long-term debt obligations, net of current portion                         4,421,522      13,570,355
Deferred tax liability                                                          --         1,283,008

Commitments and Contingencies (Notes 10 and 17)

Stockholders' equity
         Preferred stock, $.001 par value
              Authorized--3,000,000 shares
              Issued and outstanding--none
         Common stock, $.001 par value
              Authorized--30,000,000 shares
              Issued and outstanding--10,954,463 and 10,783,278
                shares in 2000 and 1999, respectively                         10,955          10,784
         Additional paid-in capital                                       42,031,096      41,439,959
         Cumulative translation adjustment                                (1,539,595)       (708,253)
         Accumulated deficit                                             (36,176,065)    (26,581,011)
                                                                        ------------    ------------
                 Total Stockholders' Equity                                4,326,391      14,161,479
                                                                        ------------    ------------

                                                                        $ 19,091,412    $ 38,747,166
                                                                        ============    ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                     Consolidated Statements of Operations


                                                                          For The Years Ended December 31,
                                                                      2000             1999             1998
                                                                  ------------     ------------     ------------

Revenues:
     Product sales                                                $ 35,662,466     $ 32,948,829     $ 23,024,740
     License fees and royalties                                        810,539        2,130,539        2,028,973
                                                                  ------------     ------------     ------------
                                                                    36,473,005       35,079,368       25,053,713
                                                                  ------------     ------------     ------------
Costs and Expenses:
     Cost of product sales                                          15,018,482       15,215,081       10,819,003
     Research and development                                        4,951,154        4,462,359        3,639,728
     General and administrative                                      9,534,577        9,050,244        5,043,872
     Selling and marketing                                           8,786,264        8,427,357        4,390,739
     Impairment of long-lived assets                                 7,054,106        6,801,000             --
     Settlement of litigation                                          673,000             --               --
     Acquired in-process research and development                         --               --          4,710,000
     Merger and integration charge                                        --               --            687,242
     Write-down of note receivable from Image
          Technologies Corporation                                        --          1,364,369             --
                                                                  ------------     ------------     ------------
           Total costs and expenses                                 46,017,583       45,320,410       29,290,584
                                                                  ------------     ------------     ------------

           Loss from operations                                     (9,544,578)     (10,241,042)      (4,236,871)

Other Income (Expense):
     Equity in net loss of Image Technologies Corporation                 --           (488,529)        (437,145)
     Gain on sale of investment in Image Technologies Corporation      439,781             --               --
     Currency transaction gain (loss)                                  190,997          104,625          (87,596)
     Interest expense                                               (1,237,556)      (2,814,211)      (1,461,346)
     Interest income                                                   211,098          479,617        1,168,056
                                                                  ------------     ------------     ------------
           Total other expense, net                                   (395,680)      (2,718,498)        (818,031)
                                                                  ------------     ------------     ------------

           Loss before income taxes                                 (9,940,258)     (12,959,540)      (5,054,902)

Extraordinary loss on early extinguishment of debt                        --         (2,618,428)            --
Provision for income taxes                                                --            180,000          744,538
                                                                  ------------     ------------     ------------

           Net loss from continuing operations                      (9,940,258)     (15,757,968)      (5,799,440)

Discontinued operations:
     Net income from discontinued operations, net of income
          taxes of $0, $265,000 and $142,000 during the years
          ended December 31, 2000, 1999 and 1998, respectively            --            236,827        2,120,000
     Gain (loss) on sale of discontinued operations                    345,204       (3,531,552)            --
                                                                  ------------     ------------     ------------
     Net gain (loss) from discontinued operations                      345,204       (3,294,725)       2,120,000
                                                                  ------------     ------------     ------------

Net loss                                                          $ (9,595,054)    $(19,052,693)    $ (3,679,440)
                                                                  ============     ============     ============

Basic and diluted net (loss) income per common share:
           Continuing operations                                  $      (0.91)    $      (1.47)    $      (0.57)
           Discontinued operations                                        0.03            (0.31)            0.21
                                                                  ------------     ------------     ------------
           Net loss                                               $      (0.88)    $      (1.77)    $      (0.36)
                                                                  ============     ============     ============

Basic and diluted weighted average common shares outstanding        10,908,945       10,751,070       10,192,663
                                                                  ============     ============     ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                Consolidated Statements of Stockholders' Equity


                                                           Convertible
                                                         Preferred Stock           Common Stock
                                                   ------------------------ ----------------------------  Additional
                                                    Number of      $0.001      Number of      $0.001       Paid-in      Accumulated
                                                      Shares     Par Value       Shares     Par Value      Capital        Deficit
                                                   ------------------------ -------------------------- -------------- --------------
Balance, December 31, 1997                                -        $   -       9,823,186     $9,824     $36,610,997    $ (3,848,878)
   Common stock issued under the employee
     stock purchase plan                                  -            -          11,972         12          69,221              -
   Common stock issued as a finders' fee in
     connection with the acquisition of Elekta
     Neurosurgical Instruments                            -            -         113,793        114         659,885              -
   Common stock issued for original issue
     discount on subordinated debt                        -            -         561,207        561       3,254,440              -
   Exercise of common stock options                       -            -         169,959        170         303,055              -
   Compensation relating to acceleration of
     vesting of common stock options                      -            -               -          -          11,679              -
   Cumulative translation adjustment                      -            -               -          -               -              -
   Tax benefit related to exercise of common
     stock options                                        -            -               -          -          90,000              -
   Net loss                                               -            -               -          -               -     (3,679,440)
                                                  -----------------------  -------------------------  -------------- --------------

   Total comprehensive loss



Balance, December 31, 1998                                -            -      10,680,117     10,681      40,999,277     (7,528,318)
   Common stock issued under the employee
     stock purchase plan                                  -            -          22,461         22          59,104              -
   Common stock warrants issued in
     connection with debt waivers                         -            -               -          -         128,600              -
   Exercise of common stock options                       -            -          80,700         81         106,978              -
   Compensation expense related to
     nonemployee stock options                            -            -               -          -         146,000              -
   Cumulative translation adjustment                      -            -               -          -               -              -
   Net loss                                               -            -               -          -               -    (19,052,693)


                                                  -----------------------  -------------------------  -------------- --------------

   Total comprehensive loss



Balance, December 31, 1999                                -            -      10,783,278     10,784      41,439,959    (26,581,011)
   Common stock issued under the employee
     stock purchase plan                                  -            -          29,276         29          63,769              -
   Exercise of common stock options and
     warrants                                             -            -         141,909        142         527,368              -
   Cumulative translation adjustment                      -            -               -          -               -              -
   Net loss                                               -            -               -          -               -     (9,595,054)
                                                  -----------------------  -------------------------  -------------- --------------

   Total comprehensive loss



Balance, December 31, 2000                                -      $     -     10,954,463      $10,955     $42,031,096  $(36,176,065)
                                                  =======================  =========================  ============== ==============







                                                        Cumulative          Total
                                                        Translation      Stockholders'    Comprehensive
                                                        Adjustment          Equity            Loss
                                                      ----------------  -------------- -----------------

Balance, December 31, 1997                             $        -       $32,771,943         $          -
   Common stock issued under the employee
     stock purchase plan                                        -            69,233                    -
   Common stock issued as a finders' fee in
     connection with the acquisition of Elekta
     Neurosurgical Instruments                                  -           659,999                    -
   Common stock issued for original issue
     discount on subordinated debt                              -         3,255,001                    -
   Exercise of common stock options                             -           303,225                    -
   Compensation relating to acceleration of
     vesting of common stock options                            -            11,679                    -
   Cumulative translation adjustment                      687,000           687,000              687,000
   Tax benefit related to exercise of common
     stock options                                                -            90,000                    -
   Net loss                                                     -        (3,679,440)           (3,679,440)
                                                    --------------  ----------------  -------------------

   Total comprehensive loss                                                                 $ (2,992,440)
                                                                                      ===================

Balance, December 31, 1998                                687,000        34,168,640         $          -
   Common stock issued under the employee
     stock purchase plan                                        -            59,126                    -
   Common stock warrants issued in
     connection with debt waivers                               -           128,600                    -
   Exercise of common stock options                             -           107,059                    -
   Compensation expense related to
     nonemployee stock options                                  -           146,000                    -
   Cumulative translation adjustment                   (1,395,253)       (1,395,253)          (1,395,253)
   Net loss                                                     -       (19,052,693)         (19,052,693)
                                                    --------------  ----------------  -------------------

   Total comprehensive loss                                                                 $(20,947,946)
                                                                                      ===================

Balance, December 31, 1999                               (708,253)       14,161,479         $          -
   Common stock issued under the employee
     stock purchase plan                                        -            63,798                    -
   Exercise of common stock options and
     warrants                                                   -           527,510                    -
   Cumulative translation adjustment                     (831,342)         (831,342)            (831,342)
   Net loss                                                     -        (9,595,054)          (9,595,054)
                                                    --------------  ----------------  -------------------

   Total comprehensive loss                                                                 $(10,426,396)
                                                                                      ===================

Balance, December 31, 2000                            $(1,539,595)      $  4,326,391
                                                    ==============  ================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) and Subsidiaries
                     Consolidated Statements of Cash Flow


                                                                                             For the Years Ended December 31,
                                                                                      --------------------------------------------
                                                                                          2000            1999            1998
                                                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                           $ (9,595,054)   $(19,052,693)   $ (3,679,440)
   Net (gain) loss from discontinued operations                                           (345,204)      3,294,725      (2,120,000)
                                                                                      ------------    ------------    ------------
   Net loss from continuing operations                                                  (9,940,258)    (15,757,968)     (5,799,440)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities --
       Impairment of long-lived asset                                                    7,054,106       6,801,000            --
       Depreciation and amortization                                                     1,157,020       2,067,395       1,391,088
       Noncash interest expense relating to original issue discount                        473,405         531,264         215,490
       Increase in accounts receivable reserves                                            145,239          42,000         596,000
       Acquired in-process research and development                                           --              --         4,710,000
       Noncash warrant issuance                                                               --           128,600            --
       Equity in loss of Image Technologies Corporation                                       --           488,529         437,145
       Expense recorded on acceleration and extension of stock options vesting                --           146,000          11,679
       Noncash tax provision                                                                  --           180,000         674,000
       Noncash interest expense relating to early extinguishment of debt                      --         2,358,970            --
       Write-down of note receivable from Image Technologies Corporation                      --         1,364,369            --
       Deferred tax benefit                                                                   --           (74,800)     (1,019,692)
       Changes in assets and liabilities--
            Accounts receivable                                                          1,770,385       2,078,314      (2,582,685)
            Inventories                                                                  1,052,358         579,357       2,745,588
            Prepaid expenses and other current assets                                      709,802         794,478         700,406
            Accounts payable                                                              (331,047)     (1,821,804)     (1,046,530)
            Accrued expenses                                                                25,650        (109,147)      2,714,238
            Deferred revenue                                                                  --              --          (300,000)
                                                                                      ------------    ------------    ------------

            Net cash provided by (used in) continuing operations                         2,116,660        (203,443)      3,447,287
                                                                                      ------------    ------------    ------------

            Net cash (used in) provided by discontinued operations                      (2,327,617)      1,589,828      (4,654,000)
                                                                                      ------------    ------------    ------------

Cash flows from investing activities:
   Maturities of marketable securities and long-term investments                              --         6,122,938      16,167,143
   Purchases of property, plant and equipment                                             (394,880)       (518,000)       (193,432)
   Decrease (increase) in other assets                                                     283,349        (497,213)       (636,238)
   Increase in investment in Image Technologies Corporation                                   --              --        (2,038,043)
   Cash paid for acquisition of Elekta Neurosurgical Instruments, net
    of cash acquired                                                                          --              --       (32,721,076)
   Proceeds from sale of discontinued operations                                        11,632,000            --              --
                                                                                      ------------    ------------    ------------

            Net cash provided by (used in) investing activities                         11,520,469       5,107,725     (19,421,646)
                                                                                      ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  527,510         107,059         303,225
   Proceeds from issuance of common stock pursuant to employee stock
     purchase plan                                                                          63,798          59,126          69,233
   (Payments of ) proceeds from subordinated note payable                                 (500,000)    (14,000,000)     20,000,000
   (Payments of) proceeds from financing arrangements                                     (428,000)        428,000            --
   (Payments of) proceeds from senior secured notes payable, net                        (7,279,134)      7,279,134            --
   Cash paid for deferred financing costs                                                     --              --          (852,849)
   Payments of bank debt                                                                      --              --          (523,000)
   Payments of capital lease obligations                                                  (489,640)       (252,816)       (190,519)
                                                                                      ------------    ------------    ------------

            Net cash (used in) provided by financing activities                         (8,105,466)     (6,379,497)     18,806,090
                                                                                      ------------    ------------    ------------

Effect of exchange rate changes on cash                                                     23,623        (588,152)        267,838
                                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     3,227,669        (473,539)     (1,554,431)
Cash and cash equivalents, beginning of period                                           3,533,475       4,007,014       5,561,445
                                                                                      ------------    ------------    ------------

Cash and cash equivalents, end of period                                              $  6,761,144    $  3,533,475    $  4,007,014
                                                                                      ============    ============    ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



  (1) OPERATIONS

      NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company or NMT) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and cardiac septal repair devices. The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL Septal Occluder is sold commercially in the U.S., for certain humanitarian uses only, and in Europe and other international markets. Through its neuroscience business unit, the Company develops, manufactures, markets and sells specialty devices for neurosurgery, including cerebral spinal fluid shunts on the Spetzler(TM) Titanium Aneurysm Clip. On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) surgical instruments and cryosurgery product lines and certain assets and liabilities for approximately $12.0 million in cash (see Note 3(a)).
      The results of these discontinued operations and the loss incurred upon the sale of the operations have been included as separate line items in the statement of operations in the accompanying financial statements for the years ended December 31, 2000, 1999 and 1998.

      Certain prior-period amounts have been reclassified to conform to the current period's presentation.

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

   (c) Cash and Cash Equivalents

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

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

    (d) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                    AT DECEMBER 31,
                                                2000             1999
                                             ----------       ----------
     Components                              $1,723,209       $2,379,474
     Finished goods                           1,717,045        2,254,874
                                             ----------       ----------
                                             $3,440,254       $4,634,348
                                             ==========       ==========

   Finished goods consist of materials, labor and manufacturing overhead.

   (e) Financial Instruments

   Statement of Financial Accounting Standards SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

   (f) Concentration of Credit Risk and Significant Customers

   SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of trade accounts receivable with customers in the health care industry. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral.

   Historically, the Company has not experienced significant losses related to its accounts receivable. The Company utilizes primarily one distributor for the sales of its filter products. This distributor had amounts due to the Company of approximately $470,000 and $748,000 as of December 31, 2000 and 1999, respectively. This distributor accounted for 23%, 26% and 33% of product revenues for fiscal 2000, 1999 and 1998, respectively. The Company also had one customer whose revenues accounted for 12% and 10% of product revenues for fiscal 1999 and 1998, respectively. At December 31, 2000 approximately 31% of gross accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2000, 1999 and 1998, foreign sales accounted for 38%, 48% and 45% of total revenues, respectively.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   (g) Impairment of Long-Lived Assets

   The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their fair market values.

   The carrying value of intangible assets, principally goodwill, is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. At December 31, 1999, the Company recorded a $6.8 million impairment charge for goodwill recorded upon the acquisition of the neurosciences business unit in July 1998. This impairment charge was determined based upon the Company's analysis of estimated cash flows of the neurosciences business unit and the carrying value of all of the long-lived assets of the neurosciences business unit which were sold in April 2000. The Company's assessment of the future value of the assets of the neurosciences business unit was corroborated by independent outside parties.

   During the year ended December 31, 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neuroscience business unit (exclusive of its U.K. operations sold in April 2000) to their estimated fair value. The long-lived assets that are impaired consist primarily of a building and other fixed assets located in the Company's Biot, France facility. The Company's estimates of fair value for such assets was based upon discounted cash flows and was corroborated by outside parties. This asset impairment charge does not include losses which may occur upon a decision to sell or liquidate the neuroscience business unit, including exit costs, transaction costs and additional losses on the sale or disposition of the assets.

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

   (i) Revenue Recognition

   The Company records product sales upon transfer of title to the customer, provided that there is persuasive evidence of an arrangement and the collection of the sales price is probable. Products sold to the Company's distributors are not subject to a right of return for unsold product. License fees and royalties are recognized as earned.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with SAB No. 101.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


   (j)  Net Loss per Common and Potential Common Share

   Basic and diluted net loss per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share was determined by dividing net loss available for common shareholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock options and warrants have been excluded, as they are antidilutive. Options and warrants to purchase a total of 2,401,949, 2,308,697 and 2,150,014 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2000, 1999 and 1998, respectively.


   (k) Foreign Currency

   The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity. The net change in cumulative foreign currency gain (loss) amounted to ($831,000), ($1,395,000) and $687,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company had foreign currency exchange transaction gains of approximately $191,000 and $105,000 for the years ended December 31, 2000 and 1999, respectively, and a foreign currency exchange transaction loss of $88,000 for the year ended December 31, 1998. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.


   (l) Comprehensive Income

   The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. If presented on the statement of operations, comprehensive net loss would have increased the reported net loss by $831,000 and $1,395,000 for the years ended December 31, 2000 and 1999 and decreased the net loss by $687,000 for the year ended December 31, 1998.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   (m) Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued to Employees in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. The adoption of this pronouncement did not have a significant impact on the Company's financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose them to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company may do so in the future to the extent that operations expand domestically and abroad. The Company will adopt SFAS No. 133, as required by SFAS No. 137, in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.


   (n) Pension Obligations

   In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning December 15, 1997. During the year ended December 31, 1998, the Company adopted the provisions of SFAS No. 132, which modified accounting and reporting disclosure standards for pension and other postretirement benefit plans. As part of the acquisition of Elekta Neurosurgical Instruments ("ENI"), the Company assumed a defined benefit plan covering substantially all of its U.K. employees. This defined benefit plan was included in liabilities assumed by the purchaser of the Company's U.K. operations in April 2000 (see Note 3(a)).

   In October 1996, the Company adopted a qualified defined contribution plan. Under the Company's 401(k) Plan, U.S. employees may defer up to 15% of their salary, subject to certain limitations. The Company did not make any employee matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   (o) Supplemental Cash Flow Information and Noncash Investing and Financing Activities

   The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                                    For the Years Ended December 31,
                                                                                     2000        1999         1998
                                                                                   --------   ----------  ------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for--
            Interest                                                               $741,425   $1,983,001  $  1,371,912
                                                                                   ========   ==========  ============
            Income Taxes                                                           $ 50,000   $  121,148  $    728,324
                                                                                   ========   ==========  ============
Supplemental disclosure of noncash financing and investing transactions:
   Equipment acquired under capital lease obligations                              $ 89,847   $1,100,000  $    195,827
                                                                                   ========   ==========  ============
   Noncash tax benefit relating to exercise of stock options                       $    ---   $       --  $     90,000
                                                                                   ========   ==========  ============
   Original issue discount recorded related to stock warrant issued in
               connection with subordinated notes payable                          $    ---   $       --  $  3,255,001
                                                                                   ========   ==========  ============
    Acquisition of Elekta Neurosurgical Instruments (ENI):
               Fair value of identifiable assets acquired                          $    ---   $       --  $ 26,475,000
               Goodwill and other intangibles                                           ---           --    14,396,075
               In-process research and development                                      ---           --     4,710,000
               Liabilities assumed                                                      ---           --   (10,007,000)
               Issuance of Common Stock in connection with acquisition                  ---           --      (659,999)
               Cash acquired                                                            ---           --    (2,193,000)
                                                                                   --------   ----------  ------------
               Cash paid for purchase of ENI, net of cash acquired                 $    ---   $       --  $ 32,721,076
                                                                                   ========   ==========  ============

(3)    NEUROSCIENCES BUSINESS UNIT

  (a)  Sale of U.K. Operations of Neurosciences Business Unit

   On April 5, 2000, the Company sold the U.K. operations of its neuroscience business unit including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery businesses and certain assets and liabilities for $12.0 million in cash. The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company has recorded a gain on the sale of the U.K. operations of approximately $345,000 in the year ended December 31, 2000, representing a revision of estimates made concerning the costs associated with the sale. The total net loss of $3.2 million was comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.8 million, and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale.

   The net assets sold consisted of the following:

   Current assets                                            $ 6,807,000
   Property and equipment, net                                 1,203,000
   Goodwill and other intangible assets, net                   5,495,000
                                                             -----------
   Total assets                                               13,505,000
   Current liabilities                                        (2,089,000)
                                                             -----------
                                                             $11,416,000
                                                             ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(3)  NEUROSCIENCES BUSINESS UNIT - (CONTINUED)

   The consolidated financial statements of the Company have been restated to reflect the financial results of the U.K. entity as a discontinued operation for the year ended December 31, 1998. The Company did not allocate interest expense associated with the senior secured debt and subordinated notes discussed in Notes 9(a) and 9(b) to discontinued operations.

   The Company used approximately $7.3 million of the proceeds from this sale to fully pay down its senior secured debt agreement and $500,000 to pay down its subordinated note agreement as discussed in Notes 9(a) and 9(b).

   (b) Acquisition of Elekta Neurosurgical Instruments

   On July 8, 1998 the Company acquired ENI, the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation, for approximately $33 million, plus acquisition costs of approximately $3.1 million. The acquisition has been accounted for as a purchase in accordance with the requirements of APB Opinion No. 16, Business Combinations, and accordingly ENI's results of operations are included in those of the Company beginning on the date of the acquisition. The transaction was financed with $13 million of the Company's cash, $3.1 million of acquisition costs and $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company (See Note 9(a)). A significant portion of the purchase price was identified as intangible assets in an independent appraisal, using proven valuation procedures and techniques.

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

   The remaining premium of approximately $17.2 million was allocated to the following identifiable assets, goodwill and other intangibles:


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

(3)  NEUROSCIENCES BUSINESS UNIT - (CONTINUED)


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
                                                              -----------
                                                              $33,381,075
                                                              ===========

  The Company issued 113,793 shares of the Company's $.001 par value common stock, valued at $5.80 per share, to a significant stockholder as a finder's fee in connection with the acquisition. In addition, the Company incurred direct acquisition costs of approximately $1.9 million. These amounts have been included in the purchase price.

  For the years ended December 31, 2000 and 1999, impairment charges of $7.1 million and $6.8 million were recorded against tangible assets and goodwill, respectively, related to the above acquisition (see Note 2(g)).

(4) INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

  In May 1997 the Company invested $2.3 million in Image Technologies Corporation (ITC) in exchange for 345,722 shares of ITC's redeemable convertible Series A preferred stock, $.01 par value per share, which represented a 23% ownership interest in ITC. During the years ended December 31, 1999 and 1998, the Company recorded $489,000 and $437,000, respectively, as its equity in the net loss of ITC. Under the terms of this agreement, the Company also extended to ITC a $2 million credit line that bore interest at 10% per annum, payable monthly beginning March 31, 2001. This $2 million senior note was secured by substantially all of the assets of ITC. The principal amount of the note was convertible, at the option of the Company, into additional shares of ITC Series A preferred stock at a price per share of $2.54 at any time before January 1, 2001 and, if converted, any interest accrued as of such date would have been forgiven. If not converted, the note was payable on December 31, 2002. On December 30, 1998 and February 3, 1999, the Company amended its revolving credit note agreement with ITC to provide for additional borrowings of $50,000 and $100,000, respectively, under which ITC borrowed $38,043 and $100,000. The borrowings under the $50,000 note were repaid in April 1999. The $100,000 note accrued interest at 10% per annum and was generally subject to the same terms as the $2 million credit line agreement, except that it was convertible into additional shares of ITC Series A preferred stock at a price per share of $9.97. In connection with the issuance of the $100,000 note, ITC granted a warrant to the Company to purchase 10,030 shares of ITC Series A preferred stock at $9.97 per share. As of December 31, 1999, ITC borrowed $2.1 million under these agreements and owed the Company accrued interest of $281,000. During the year ended December 31, 1999, the Company performed a detailed review of the ITC operations. Based upon this analysis and discussion with ITC's management and investors, the Company determined that there was a significant risk that its notes receivable would not be repaid by ITC. The analyses and discussions indicated that during the year ended December 31, 1999, ITC had insufficient cash resources to fund its operations, that product revenue had declined during 1999 and was far below planned levels and that ITC was

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(4)  INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION - (CONTINUED)

  seeking additional capital from numerous sources and that any future financing would possibly be dilutive to the Company's equity position and may contain a security interest senior to the Company's notes receivable. Accordingly, the Company charged the carrying value of the notes receivable to operations during the year ended December 31, 1999.

  At November 30, 2000, the Company sold its investment in ITC for $350,000 plus assumption of NMT's position as guarantor of certain ITC liabilities. The Company recorded a gain on this sale of $439,781 (see Note 9(c)).



(5) MERGER AND INTEGRATION CHARGE

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



(6) SETTLEMENT OF LITIGATION

   On July 17, 2000 Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants ("NMT France"), a wholly owned subsidiary of the Company, breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France was acting as the exclusive worldwide distributor of Sodem's products. Sodem sought approximately $18 million in damages in addition to costs and fees of their attorneys. NMT France filed a counterclaim for approximately $30 million plus costs. On February 23, 2001 NMT France and Sodem settled the litigation, resulting in a charge of $673,000 in the accompanying statement of operations for the year ended December 31, 2000, consisting of a $500,000 settlement fee paid to Sodem plus legal fees and associated costs.



(7) INCOME TAXES

   The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(7)  INCOME TAXES - (CONTINUED)

   The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 consists of the following:


                                                   At December 31,
                                           2000          1999          1998
                                         --------     ---------    ----------
            Foreign - current            $      -     $ 180,000    $  701,192
            Federal - current                  --      (300,000)      411,038
            State - current                    --            --        13,000
                                         --------     ---------    ----------
                                               --      (120,000)    1,125,230
                                         --------     ---------    ----------

            Foreign - deferred                 --       (75,000)     (169,192)
            Federal - deferred                 --       375,000      (167,500)
            State - deferred                    -            --       (44,000)
                                         --------     ---------    ----------
                                               --       300,000      (380,692)
                                         --------     ---------    ----------
                                         $     --     $ 180,000    $  744,538
                                         ========     =========    ==========

   The Company has federal and state net operating loss carryforwards of approximately $3.0 million to reduce to reduce federal and state taxable income in future periods, if any, and approximately $699,000 of tax credit carryforwards, to reduce federal and state income taxes in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in their utilization may be limited by aggregate changes in significant ownership of the Company over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2020.

   As of December 31, 2000, the Company has available foreign net operating loss carryforwards of approximately $2.2 million. The Company did not allocate any of the purchase price to the net operating losses due to the uncertainty surrounding the ability to utilize the losses and the possibility that the losses are subject to review and possible adjustments by foreign tax authorities. The Company was able to utilize approximately $450,000 and $1.8 million of acquired operating losses during the years ended December 31, 1999 and 1998, respectively. The Company recorded the tax effect of utilizing these loss carryforwards in the amounts of $180,000 and $674,000 as a reduction in the carrying value of the goodwill during the years ended December 31, 1999 and 1998, respectively.

   The provision for income taxes in the year ended December 31, 1999 represents the taxes on income generated in France by the neuroscience business unit. The Company generated a net operating loss for federal and state income tax purposes in the United States in the years ended December 31, 2000 and 1999.

   The provision for income taxes in 1998 is calculated on the income before provision for taxes without taking into account the write-off of acquired in-process research and development ($4,710,000), the equity in the loss of ITC ($437,145) and goodwill amortization ($140,000).

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(7)  INCOME TAXES - (CONTINUED)

   The tax effects of temporary differences that give rise to the significant portions of the current deferred tax asset (included in prepaid expenses and other current assets) at December 31, 2000 and 1999 are as follows:

                                                          AT DECEMBER 31,
                                                       2000          1999
                                                    -----------   -----------

      Net operating loss carryforwards              $ 1,202,000   $ 1,646,000
      Tax credit carryforwards                          699,000       190,000
      Timing differences, including reserves
       accruals, and write-offs                       3,006,000     5,867,000
                                                    -----------   -----------
                                                      4,907,000     7,703,000
      Less - Valuation allowance                     (4,907,000)   (7,703,000)
                                                    -----------   -----------
      Net deferred tax asset                                 --            --
      Deferred tax liability related to
       the acquisition of ENI                                --    (1,283,000)
                                                    -----------   -----------
      Net deferred tax asset (liability)             $       --   $(1,283,000)
                                                    ===========   ===========

   The Company has provided a valuation allowance for its gross deferred tax asset due to the uncertainty surrounding the ability to realize this asset. The deferred tax liability relates primarily to the tax impact of the difference in the tax basis and book basis of the building and leasehold improvements resulting from the ENI purchase accounting.

(8) LICENSE FEES AND ROYALTIES

   On November 22, 1994, the Company licensed exclusive, worldwide rights, including the right to sublicense to others, to develop, produce and market its stent technology to an unrelated third party (the License Agreement). Under the License Agreement, the Company earned approximately $811,000, $1,779,000 and $1,729,000 in royalty revenues during the years ended December 31, 2000, 1999 and 1998, respectively.

(9) DEBT OBLIGATIONS

   The Company has the following debt outstanding as of December 31, 2000 and 1999:


                                                       2000           1999
                                                    ----------    -----------
       Subordinated note payable                    $4,948,783    $ 5,232,412
       Senior secured notes payable                         --      7,279,134
       Capital lease obligations                     1,054,198      1,633,686
       Line of credit facility                              --        428,000
                                                    ----------    -----------
                                                     6,002,981     14,573,232
       Less--Current portion                         1,581,459      1,002,877
                                                    ----------    -----------
                                                    $4,421,522    $13,570,355
                                                    ==========    ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9)      DEBT OBLIGATIONS - (CONTINUED)


   (a) Subordinated Note Payable

   The Company financed a significant portion of the acquisition of ENI (see
   Note 3(b)) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

   On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (see Note 9(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. In conjunction with this transaction, the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in the accompanying statement of operations, which primarily relates to the accelerated pro rata write-off of the original issue discount and deferred financing costs of the subordinated note payable. The remaining original issue discount at December 31, 2000 is being amortized to interest expense over 33 months. The Company recorded approximately $216,000 and $531,000 of interest expense relating to the amortization of original issue discount for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company was in compliance with newly amended debt covenants of the subordinated note payable. At December 31, 2000 the $1 million current portion of the subordinated debt consists of (a) $200,000 due January 2001 from the proceeds obtained in connection with the sale of the Company's investment in ITC (see Note 4); and (b) $800,000 due April 2001.



   (b) Senior Secured Debt

   On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (see
   Note 9(a)). The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes, as needed. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. As of December 31, 1999, the Company had outstanding borrowings of $7.3 million under this facility. In April 2000, the Company paid down this note in its entirety from the proceeds obtained in connection with the sale of part of its neurosciences business unit (see Note 3(a)). The bank terminated the availability of this facility in September 2000.

   (c)   Capital Lease Obligations

   In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leased equipment at an interest rate that is 200 basis points above the bank's cost of funds. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through November 2001. Borrowings of $572,000 were made under this agreement, of which approximately $88,000 was outstanding as of December 31, 2000.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9)  DEBT OBLIGATIONS - (CONTINUED)


   Upon expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provided the Company with similar terms and the option to borrow up to $1 million in the aggregate for the Company and ITC through March 31, 1998. Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through December 2002. Borrowings of $376,000 were made under this agreement by the Company, of which approximately $144,000 was outstanding as of December 31, 2000.

   On April 1, 1998, the Company entered into a new agreement with this bank that provided the Company with similar terms and the option to borrow up to $750,000 through March 31, 1999. Borrowings of $169,000 have been made under this new agreement by the Company, of which approximately $106,000 was outstanding as of December 31, 2000, respectively. Leases under these agreements are payable in equal monthly installments over a period of 60 months and expire through May 2004.

   In June 2000, certain ITC capital lease obligations and related equipment were transferred to the Company. These leases had outstanding borrowings of approximately $73,000 at December 31, 2000.

   The Company had been the guarantor of other outstanding lease obligations of ITC under the above-referenced bank agreements. Effective November 30, 2000, this guarantee has been assumed by a third party in connection with the Company's sale of its investment in ITC (see note 4).


   In June 1999, the Company entered into a lease agreement with a bank for approximately $150,000 to be used for equipment purchases. Borrowings under this agreement accrue interest at 6.67%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in June 2002. Approximately $33,000 is outstanding under this agreement as of December 31, 2000.

   In December 1999, the Company entered into a lease agreement with a bank for approximately $1 million to be used for equipment purchases. Borrowings under this agreement accrue interest at 5.64%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in December 2002. Approximately $610,000 of borrowings is outstanding as of December 31, 2000.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(9)  DEBT OBLIGATIONS - (CONTINUED)

   (d)   Lines of Credit

   In June 1999, the Company entered into lease finance facility agreement with a bank for approximately $475,000. Borrowings under this facility accrue interest at a rate of 5.38% per annum and are collateralized by the Company's accounts receivables. Borrowings of $428,000 under this line were outstanding as of December 31, 1999 and were paid in full during the first quarter of 2000.

   In September 2000, the Company entered into an equipment lease financing facility providing for borrowings of up to $250,000. Leases under this agreement are payable in equal monthly installments over 36 months. There were no borrowings under this agreement as of December 31, 2000. Approximately $100,000 of equipment purchases at December 31, 2000 will be financed under this facility.



   (e)  Future Maturities of Debt Obligations

   Future payments of the Company's subordinated note, senior secured debt, and capital lease obligations are as follows:

                YEAR ENDING                             AMOUNT
                -----------                             ------
                   2001                              $ 1,649,901
                   2002                                  466,807
                   2003                                4,544,299
                   2004                                    1,854
                                                     -----------
                                                       6,662,861

Less--Unamortized original issue discount               (551,217)
Less--Amount representing interest                      (108,663)
                                                     -----------
                                                       6,002,981
Less--Current portion                                 (1,581,459)
                                                     -----------
                                                     $ 4,421,522
                                                     ===========


(10) COMMITMENTS

   (a) Manufacturing Agreement

   The Company contracts with an unrelated third party for the manufacture of certain components. Under the amended agreement dated February 15, 1996, the Company is required to purchase minimum annual unit quantities through June 2001. As of December 31, 2000, the minimum remaining purchase commitment is approximately $100,000. The agreement is expected to be extended for an additional six months ending December 2001. In addition, in the event of an order cancellation or product conversion, the Company has agreed to purchase all in-process materials and all special materials purchased by the manufacturer for use in the production of these components, limited to purchase orders through 180 days after cancellation.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(10)  COMMITMENTS - (CONTINUED)

   (b)   Operating Leases

   The Company has entered into operating leases for office and laboratory space and motor vehicle leases, including the ITC office lease assumed by the Company in June 2000. These leases expire through 2006. The leases require payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts.

   Future minimum rental payments due under operating lease agreements as of December 31, 2000 are approximately as follows:

             YEAR ENDING                             AMOUNT
             -----------                             ------
                2001                               $  865,000
                2002                                  779,000
                2003                                  658,000
                2004                                  558,000
                2005                                  551,000
             Thereafter                               321,000
                                                   ----------
                                                   $3,732,000
                                                   ==========

   Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $797,000, $602,000 and $524,000, respectively.

   (c) Royalties

   The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, the Company has agreed to pay royalties to certain employees and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $30,000 per year.

   In addition to the aforementioned, during the year ended December 31, 1998, the Company entered into an agreement to pay minimum royalties of $87,500 per quarter through September 2001 to two individuals for a product for which these individuals own the rights. Any excess of the minimum royalties paid over the royalties earned are creditable against future sales until expiration of the associated patents. At December 31, 2000, approximately $174,000 and $200,000 of minimum royalties in excess of royalties earned were classified as prepaid expenses and other assets, respectively, on the accompanying balance sheet.

   Additionally, these individuals are entitled to $50,000 per quarter for their product development and marketing consulting efforts through the quarter ended June 30, 2000. The Company recorded $175,000, $200,000 and $100,000 for such services during the years ended December 31, 2000, 1999 and 1998, respectively.

   Royalty expense under royalty agreements was $1,648,000, $838,000 and $640,000 for the years December 31, 2000, 1999 and 1998, respectively.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS

   (a) Nonqualified Stock Options

   The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire on the earlier of approximately seven to ten years from date of issuance or 90 days after termination of service as an officer, director, employee and/or consultant. As of December 31, 2000, 1,061,279 shares are subject to outstanding options at exercise prices of $.76-$14.00 per share.

   (b) Stock Option Plans

   1994 Stock Option Plan.   In May 1994, the Board of Directors approved a
   stock option plan (the 1994 Plan), which authorizes the Company to issue options to purchase up to 315,789 shares of the Company's common stock. The Company may grant options to officers, key employees, directors and consultants of the Company at an exercise price not less than fair market value as determined by the Board of Directors. Through December 31, 2000, the Company has granted 308,368 options under the 1994 Plan. As of December 31, 2000, 30,890 shares are subject to outstanding options at exercise prices of $2.15-$8.93 per share. At December 31, 2000, pursuant to the terms of the 1994 Plan, no further options may be granted under the 1994 Plan.

   1996 Stock Option Plan.   The Company's 1996 Stock Option Plan (the 1996
   Plan) was approved by the Company's stockholders in July 1996. The 1996 Plan provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 2000, 394,400 shares are subject to outstanding options at exercise prices of $2.00-$14.63 per share. The Board of Directors has appointed a Stock Option Committee of the Board as the Plan Administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Plan Administrator. Subject to the terms of the 1996 Plan, the Plan Administrator determines the terms and conditions of options granted. At December 31, 2000, 205,600 shares are available for future grants under the 1996 Plan.

   The 1996 Director's Stock Plan.   The Company's 1996 stock option plan for
   nonemployee directors (the 1996 Directors' Stock Plan) was approved by the Company's stockholders in July 1996. The 1996 Directors' Stock Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to directors of the Company who are not employees of the Company and who do not otherwise receive compensation from the Company. Under the 1996 Directors' Stock Plan, 150,000 shares of common stock have been reserved for issuance of options. Each eligible director serving on the Board on the effective date of the 1996 Directors' Stock Plan automatically received an option to purchase 10,000 shares of common stock at a price equal to the initial public offering price, subject to vesting in equal monthly installments over a period of three years.

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

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS - (CONTINUED)


   In each year other than the year in which a director receives an initial grant of options, such director will automatically receive options to purchase 2,500 shares of common stock that shall become fully vested six months after the date of grant. As of December 31, 2000, 92,500 shares are subject to outstanding options at an exercise price of $2.38-$13.13 per share, of which 68,889 shares are exercisable. At December 31, 2000, 57,500 shares are available for future grant under the 1996 Directors' Stock Plan.


   1998 Stock Incentive Plan.   The Company's 1998 Stock Incentive Plan (the
   1998 Plan) was approved by the Company's stockholders during 1998. The 1998 Plan provides for the grant of options to acquire a maximum of 800,000 shares of common stock. As of December 31, 2000, 660,800 shares are subject to outstanding options at exercise prices of $1.88-$6.50 per share. The 1998 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. Subject to the terms of the 1998 Plan, the Board of Directors determines the terms and conditions of options granted. As of December 31, 2000, 37,170 shares are available for future grants under the 1998 Plan.


   The following table summarizes all stock option activity under all of the Company's stock option plans, including grants outside of the 1998, 1996 and 1994 Plans:

                                                                 WEIGHTED
                                                             AVERAGE EXERCISE
                                                 NUMBER OF      PRICE PER
                                                  SHARES          SHARE
                                                 ---------   ----------------
Balance, December 31, 1997                       1,746,861       $   4.44
  Granted                                          459,600           7.20
  Canceled                                        (103,229)          9.19
  Exercised                                       (169,959)          1.79
                                                 ---------       --------
Balance, December 31, 1998                       1,933,273           5.05
                                                 ---------       --------
  Granted                                          281,675           3.70
  Canceled                                         (67,292)          8.67
  Exercised                                        (80,700)          1.33
                                                 ---------       --------
Balance, December 31, 1999                       2,066,956       $   4.90
                                                 ---------       --------
 Granted                                           639,565           2.97
 Cancelled                                        (424,404)          5.35
 Exercised                                         (42,249)          2.44
                                                 ---------       --------
Balance, December 31, 2000                       2,239,868       $   4.30
                                                 =========       ========
Exercisable, December 31, 2000                   1,466,284       $   4.44
                                                 =========       ========
Exercisable, December 31, 1999                   1,470,903       $   4.32
                                                 =========       ========
Exercisable, December 31, 1998                   1,286,891       $   3.67
                                                 =========       ========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS - (CONTINUED)

   The following detail pertains to outstanding options of the Company at December 31, 2000:

                                      WEIGHTED     WEIGHTED AVERAGE                    WEIGHTED
                  EXERCISE PRICE      AVERAGE          REMAINING                        AVERAGE
   NUMBER OF        RANGE PER      EXERCISE PRICE  CONTRACTUAL LIFE     NUMBER OF    EXERCISE PRICE
    SHARES            SHARE          PER SHARE            OF              SHARES       PER SHARE
  OUTSTANDING      OUTSTANDING      OUTSTANDING  OPTIONS OUTSTANDING   EXERCISABLE    EXERCISABLE
  -----------      -----------      -----------  -------------------   -----------    -----------
     65,786       $   .76-1.14          $ 0.99         3.23 Years          65,786         $ 0.99
  1,215,753          1.88-2.75            2.26         6.68 Years         790,045           2.16
    102,597          2.88-4.25            3.31         8.31 Years          40,912           3.29
    235,050          4.38-6.50            4.64         8.44 Years          72,085           4.70
    362,682          6.63-9.88            7.28         6.16 Years         300,955           7.22
    258,000        10.00-14.63           10.70         6.21 Years         196,501          10.63
  ---------       ------------          ------      -------------       ---------         ------
  2,239,868       $ .76-14.63           $ 4.30         6.70 Years       1,466,284         $ 4.44
  =========       ============          ======      =============       =========         ======

   The Company accounts for its stock-based compensation plans under APB Opinion No. 25. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans.

   The Company has adopted the disclosure-only alternative under SFAS No. 123 for grants to employees which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted in 1998, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.


   The assumptions used and the weighted average information for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                            2000              1999             1998
                                                         -----------       -----------      -----------
Risk-free interest rates                                 5.78%-6.72%       4.80%-6.38%      4.65%-5.72%
Expected dividend yield                                          --                --               --
Expected lives                                              7 years          7 years          7 years
Expected volatility                                          52%               87%              66%
Weighted average grant-date fair value of options
 granted during the period                               $     1.76        $     2.90       $     4.66


   The effect of applying SFAS No. 123 would be as follows for the years ended December 31, 2000, 1999 and 1998:

                                                          2000             1999            1998
                                                      ------------     ------------     -----------
Net loss:
       As reported                                    $ (9,595,054)    $(19,052,693)    $(3,679,440)
                                                      ============     ============     ===========
       Pro forma                                      $(10,173,512)    $(20,101,646)    $(4,564,706)
                                                      ============     ============     ===========
Basic and diluted net loss per common share:
       As reported                                    $       (.88)    $      (1.77)    $      (.36)
                                                      ============     ============     ===========
       Pro forma                                      $       (.93)    $      (2.10)    $      (.47)
                                                      ============     ============     ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(11) STOCK OPTIONS AND WARRANTS - (CONTINUED)


   (c) Warrants

   The following table summarizes the Company's warrant activity:

                                                                  WEIGHTED
                                                              AVERAGE EXERCISE
                                              NUMBER OF          PRICE PER
                                               SHARES              SHARE
                                         ------------------  -----------------
   Balance, December 31, 1997                  188,252             $3.21
    Granted                                     28,489              2.15
    Canceled                                        --                --
    Exercised                                       --                --
                                               -------             -----
   Balance, December 31, 1998                  216,741              3.07
    Granted                                     25,000              3.41
                                               -------             -----
   Balance, December 31, 1999                  241,741              3.10
    Granted                                     20,000              4.94
    Exercised                                  (99,660)             4.26
                                               -------             -----
   Balance, December 31, 2000                  162,081             $2.62
                                               =======             =====
   Exercisable, December 31, 2000              162,081             $2.62
                                               =======             =====

   Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, the Company believes that equity classification is appropriate for all outstanding warrants.

   On April 15, 1999, the Company negotiated a waiver of the default with the holder of the subordinated note payable (see Note 9(a)). In connection with such waiver, the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock at $3.41 per share.

   On April 3, 2000, in connection with the Company's pay down of debt discussed in Note 9(b), the Company issued the noteholder warrants to purchase 20,000 shares of the Company's common stock at $4.94 per share.

   The Company determined the value of these warrants using the Black-Scholes pricing model and charged such values to interest expense for the year ended December 31, 1999.

   (d)  Employee Stock Purchase Plan

   Effective October 1, 1997, the Company's shareholders approved an employee stock purchase plan (the Stock Plan). The Stock Plan allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's stock on the either the beginning or ending of the six-month offering period. The Company has reserved 90,000 of its $.001 par value common stock for issuance under this Stock Plan. The Company issued 29,276 and 22,461 shares of common stock under the Stock Plan during the years ended December 31, 2000 and 1999, respectively.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(12) RELATED PARTY TRANSACTIONS

   During the years ended December 31, 2000, 1999 and 1998, one shareholder provided consulting services to the Company, at a rate of $100,000 per annum. Additionally, during the year ended December 31, 1999, an affiliate of a stockholder provided consulting services to the Company amounting to approximately $103,000.

   In September 1998, a former employee of the Company entered into a secured promissory note agreement with the Company under which the former employee borrowed $167,100 plus interest at 10 % per annum and was due the earlier of September 30, 1999 or the tenth business day on which the closing price of the Company's stock is greater than $8.00 per share for any consecutive three-day period. As of December 31, 1999, the amount owed under this note agreement was approximately $131,000. The note agreement was extended under similar terms to September 30, 2000 and was paid in full as of March 31, 2000.

   On September 1, 1998 a former employee of the Company borrowed $25,000 from the Company. The loan accrues interest at 10.101% per annum and is collateralized. The loan was due on January 15, 2000 but was subsequently extended to June 30, 2000 under similar terms. Subsequent to year-end approximately $11,000 of this loan has been repaid.



(13) ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                  AT DECEMBER 31,
                                               2000            1999
                                            ----------      ----------
     Payroll and payroll related            $1,765,165      $1,607,773
     Taxes                                     446,944         635,530
     Legal settlement                          628,000              --
     Other accrued expenses                  2,388,737       2,386,063
                                            ----------      ----------
                                            $5,228,846      $4,629,366
                                            ==========      ==========



(14) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   Revenues by country for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                       2000           1999            1998
                                    -----------    -----------     -----------
     Destination
     -----------
     United States                  $22,600,000    $18,251,000     $13,835,000
     The Netherlands                  2,855,000      4,565,000       2,870,000
     Germany                          2,344,000      2,986,000       1,872,000
     France                           1,218,000      1,888,000         947,000
     Other                            7,456,005      7,389,368       5,529,713
                                    -----------    -----------     -----------
                                    $36,473,005    $35,079,368     $25,053,713
                                    ===========    ===========     ===========

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(14) FINANCIAL INFORMATION BY GEOGRAPHIC AREA - (CONTINUED)

   Long-lived assets by country as of December 31, 2000 and 1999 are as follows:

                                         2000             1999
                                      -----------      -----------
      Destination
      -----------
      France                          $ 8,968,999      $ 9,265,766
      United States                     5,867,621        5,201,635
      Other                                82,663           57,000
                                      -----------      -----------
                                      $14,919,283      $14,524,401
                                      ===========      ===========



(15) SEGMENT REPORTING

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

   The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the cardiovascular segment includes minimally-invasive medical devices that were the primary products of the Company prior to the acquisition of ENI while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI).

   The Company's operating segments include the cardiovascular business unit and the neuroscience business unit. Revenues for the cardiovascular business unit are derived from sales of the Simon Nitinol Filter(R) (SNF) and the CardioSEAL(R) Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neuroscience business unit are derived from sales of cerebral spinal fluid shunts and Spetzler(TM) Titanium Aneurysm Clips.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(15) SEGMENT REPORTING - (CONTINUED)

   The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                      2000            1999            1998
                                                   -----------     -----------     -----------
  Segment Revenues:
     Cardiovascular products                       $18,596,005     $15,058,368     $13,989,713
     Neurosurgical products                         17,877,000      20,021,000      11,064,000
                                                   -----------     -----------     -----------
           Total revenues                          $36,473,005     $35,079,368     $25,053,713
                                                   ===========     ===========     ===========

  Segment Interest Income:
     Cardiovascular products                       $   211,098     $   479,617     $ 1,168,056
     Neurosurgical products                                 --              --              --
                                                   -----------     -----------     -----------
           Total                                   $   211,098     $   479,617     $ 1,168,056
                                                   ===========     ===========     ===========

  Segment Interest Expense:
     Cardiovascular products                       $ 1,168,556     $ 2,426,211     $ 1,324,346
     Neurosurgical products                             69,000         388,000         137,000
                                                   -----------     -----------     -----------
           Total                                   $ 1,237,556     $ 2,814,211     $ 1,461,346
                                                   ===========     ===========     ===========

  Segment Income Tax Provision:
     Cardiovascular products                       $        --     $        --     $   744,538
     Neurosurgical products                                 --         180,000              --
                                                   -----------     -----------     -----------
           Total                                   $        --     $   180,000     $   744,538
                                                   ===========     ===========     ===========

  Segment Depreciation and Amortization:
     Cardiovascular products                       $   637,944     $ 1,071,395     $   892,088
     Neurosurgical products                            519,076         966,000         499,000
                                                   -----------     -----------     -----------
           Total                                   $ 1,157,020     $ 2,067,395     $ 1,391,088
                                                   ===========     ===========     ===========

  Segment Equity in Net Loss of Investees:
     Cardiovascular products                       $        --     $  (488,529)    $  (437,145)
     Neurosurgical products                                 --              --              --
                                                   -----------     -----------     -----------
           Total                                   $        --     $  (488,529)    $  (437,145)
                                                   ===========     ===========     ===========


Segment Significant Noncash Items:
     Cardiovascular products                       $        --     $  1,364,369    $ 5,397,242
     Neurosurgical products                          7,054,106        6,801,000             --
                                                   -----------     ------------    -----------
           Total                                   $ 7,054,106     $  8,165,369    $ 5,397,242
                                                   ===========     ============    ===========

  Segment Income (Loss):
     Cardiovascular products                       $  (941,331)    $ (7,654,968)   $(5,378,440)
     Neurosurgical products                         (8,998,927)      (8,103,000)      (421,000)
                                                   -----------     ------------    -----------
           Total net loss                          $(9,940,258)    $(15,757,968)   $(5,799,440)
                                                   ===========     ============    ===========


NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(15) SEGMENT REPORTING - (CONTINUED)

   Segment balance sheet information is as follows as of December 31, 2000 and 1999:

                                                    2000            1999
                                                 -----------     -----------
  Segment Long-Lived Tangible Assets:
     Cardiovascular products                     $ 4,550,284     $ 3,963,402
     Neurosurgical products                       10,368,999      10,560,999
                                                 -----------     -----------
           Total                                 $14,919,283     $14,524,401
                                                 ===========     ===========

(16) VALUATION OF QUALIFYING ACCOUNTS

   The following table sets forth the activity in the Company's allowance for doubtful accounts and sales returns:


                 BALANCE AT                        UNCOLLECTIBLE
  YEARS ENDED     BEGINNING    PROVISION FOR          AMOUNTS                         BALANCE AT END OF
 DECEMBER 31,     OF PERIOD  BAD DEBT AND RETURNS   WRITTEN OFF    OTHER ADDITIONS         PERIOD
 ------------     ---------  --------------------   -----------    ---------------         ------
     1998       $ 125,000        $ 596,000          $   (5,000)     $ 155,000*         $    871,000
     1999         871,000          185,000            (143,000)            --               913,000
     2000         913,000          228,000             (62,000)            --             1,079,000

*Represents additions arising from the acquisition of ENI, net of reserves reclassified to net assets from discontinued operations.

(17) LEGAL PROCEEDINGS

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

   In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract.
As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. The Arbitrator did dismiss an approximate $314,000 portion of NMT's counter claim, but indicated, however, that $289,000 of that portion may still be recoverable by NMT in litigation outside the Arbitration process as "ordinary trade debts". The hearing on the merits of Elekta's claims and the Company's counterclaims has not been scheduled.

NMT MEDICAL, INC. (FORMERLY NITINOL MEDICAL TECHNOLOGIES, INC.) AND SUBSIDIARIES

(17) LEGAL PROCEEDINGS  (CONTINUED)

   On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard does not have distribution rights to the Company's Recovery Filter(TM) under the 1992 U.S. distribution agreement between the Company and Bard Radiology, a division of Bard, and that the Company may sell the Recovery Filter(TM) technology to a third party without violating the agreement. Bard has filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. Hearings are scheduled to begin on April 30, 2001.

   Other than as described above, the Company has no material pending legal proceedings.

                                  EXHIBIT INDEX

Exhibit No.            Description of Exhibit
-----------            ----------------------

     2.1 Purchase Agreement, dated as of May, 1998, between the Company and Elekta AB (PUBL), as amended by Amendment No. 1 dated as of July 8, 1998. (4)

     2.2 Purchase Agreement by and among the Company, NMT NeuroSciences (US), Inc., NMT NeuroSciences Holdings (UK) Ltd., NMT NeuroSciences (UK) Ltd., Spembly Medical Ltd., Spembly Cryosurgery Ltd., Swedemed AB, Integra Neurosciences Holdings (UK) Ltd., and Integra Selector Corporation, dated as of March 20, 2000. (12)

     2.3 Asset Purchase Agreement by and among NMT NeuroSciences (US), Inc., the Company and Integra Selector Corporation, dated as of March 20, 2000. (12)

     3.1  Second Amended and Restated Certificate of Incorporation. (5)

     3.2 Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (9)

     3.3  Amended and Restated By-laws. (1)

     4.1  Form of Common Stock Certificate. (12)

     4.2 Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (8)

     10.1 Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

     10.2 Registration Rights Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

     10.3 Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

     10.4 Stock Purchase Warrant by and between the Company and Fletcher Spaght, Inc., dated as of July 1, 1998. (11)

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

       10.17 License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)(2)

       10.18 Share Purchase Warrant by and between the Company and Lloyd A. Marks, dated April 15, 1996. (1)

       10.19 Employment Agreement by and between the Company and Thomas M. Tully dated January 1, 1999. (7) (**)

       10.20 Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

       10.21 Employment Agreement by and between the Company and David Chazanovitz, dated February 13, 1996, as amended as of June 15, 1996.(1)(**)

     10.21.1 Amendment to Employment Agreement by and between the Company and David Chazanovitz, dated July 9, 1996. (1)(**)

Exhibit No.            Description of Exhibit
-----------            ----------------------

       10.22 Employment Agreement by and between the Company and David Chazanovitz dated July 1, 1998. (7) (**)

       10.23 Employment Agreement by and between the Company and Stephen J. Kleshinski, dated July 22, 1993, as supplemented by agreement dated as of June 1, 1994. (**) (12)

       10.24 Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

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

       10.47 Credit Agreement, dated as of September 13, 1999, among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender (10)

       10.48 $5 Million Promissory Note, dated as of September 13, 1999, issued by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co. (10)

       10.49 Guarantee, dated as of September 13, 1999, made by NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems, Inc. in favor of Brown Brothers Harriman & Co. (10)

       10.50 Security Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems, Inc., as Debtors, and Brown Brothers Harriman & Co., as Lender. (10)

       10.51 Collateral Patent Assignment, dated as of September 13, 1999, made by the Company in favor of Brown Brothers Harriman & Co. (10)

       10.52 Pledge Agreement, dated as of September 13, 1999, between NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT NeuroSciences Innovasive Systems, Inc., as Pledgors, and Brown Brothers Harriman & Co., as Lender. (10)

       10.53 Amendment No. 2 to Subordinated Note and Common Stock Purchase Agreement, dated as of September 13, 1999, by and among the Company, Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co. (10)

Exhibit No.            Description of Exhibit
-----------            ----------------------

       10.54 $6 Million Subordinated Promissory Note, dated as of July 8, 1998, issued by the Company in favor of Whitney Subordinated Debt Fund, L.P. (10)

       10.55 Letter Agreement of Waiver of Compliance with Certain Covenants under Credit Agreements, dated as of November 15, 1999, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc., as Borrowers, and Brown Brothers Harriman & Co., as Lender. (10)

       10.56 Waiver No. 2, made as of November 12, 1999, by and between the Company and Whitney Subordinated Debt Fund, L.P. (10)

       10.57 Waiver and Consent Agreement by and among Brown Brothers Harriman & Co., J.H. Whitney & Co., Whitney Subordinated Debt Fund, L.P. and the Borrowers named therein, dated as of March 20, 2000. (12)

       10.58  Common Stock Purchase Warrant No. BBH-1. (12)

       10.59 Amendment No. 3 to Subordinated Note and Common Stock Purchase Agreement, dated as of April 5, 2000, by and among NMT Medical, Inc., Whitney Subordinated Debt Fund, L.P. and, for certain purposes, J.H. Whitney & Co. (13)

       10.60 First Amendment to Credit Agreement, dated as of April 5, 2000, by and among NMT Medical, Inc., NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences
              (US), Inc., NMT NeuroSciences (IP), Inc. and NMT Neurosciences Innovasive Systems, Inc. as the Borrowers and Brown Brothers Harriman & Co. as the Lender. (14)

       10.61 Severance and Settlement Agreement and Release, dated as of April 8, 2000, by and between NMT Medical, Inc. and Thomas M. Tully.
              (13) (**)

       10.62 Employment Agreement by and between the Company and John E. Ahern, dated as of September 21, 2000. (15) (**)

       10.63 Waiver and Amendment No. 4, made as of November 13, 2000, by and between the Company and Whitney Subordinated Debt Fund, L.P. (15)

       10.64 Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000.(**)

       10.65 Settlement Agreement, dated as of February 14, 2001, by and between the Company and C. Leonard Gordon.(**)

       10.66 License Agreement, dated as of October 2000, by and between the Company and Children's Medical Center Corporation.

       10.67 Termination Agreement, dated as of March 29, 2001, by and among the Company, NMT Heart, Inc., NMT Investments Corp., NMT NeuroSciences (International), Inc., NMT NeuroSciences (US), Inc., NMT NeuroSciences (IP), Inc., and NMT NeuroSciences Innovasive Systems, Inc. and Brown Brothers Harriman & Co.

       10.68 Termination Agreement, dated as of March 29, 2001, by and among NMT NeuroSciences Implants (France) SA, NMT NeuroSciences Instruments (France) SARL and Brown Brothers Harriman & Co.

       10.69 Amendment No. 5, dated as of December 31, 2000, by and between the Company and Whitney Subordinated Debt Fund, L.P.

       21.1   Subsidiaries of the Registrant.

       23.1   Consent of Arthur Andersen LLP.


-----------------

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

(3) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated July 8, 1998.

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to Exhibits to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended April 31, 1998.

(7) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

(12) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(14) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(15) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.