Form 10-K/A
period 2000-12-31
NMT MEDICAL INC
filed 2001-04-30
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  ____________

                                  FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000


                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 95-4090463
             --------                                 ----------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


      27 Wormwood Street, Boston,                     02210-1625
      ---------------------------                     ----------
              Massachusetts                           (Zip Code)
              -------------
(Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (617) 737-0930

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $.001 par value per share
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X]       No [ ]

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below for each director and nominee are his or her name and age, position(s) with the Company, principal occupation and business experience during the past five years, and, where applicable, the year of first election as a director of the Company:

     JOHN E. AHERN, age 56, has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Most recently, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc. ("Bard"), where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of the company's cardiovascular divisions. Mr. Ahern's 35 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at IntraSonix, Area Manager for the Middle East and North Africa at Abbott Laboratories and various sales and marketing positions at Becton Dickinson & Co.

     MORRIS SIMON, M.D., age 75, a co-founder of the Company, has served as a director and the Scientific Director of the Company since 1986. Dr. Simon currently provides consulting services to the Company. Since 1973, Dr. Simon has been a Chairman and Director of Clinical Radiology at Boston's Beth Israel Hospital, now Beth Israel Deaconess Medical Center. Since 1976, he has been a Professor of Radiology at Harvard Medical School and in 1997 became Professor Emeritus. The Company is an outgrowth of his pioneering research on the medical potential of the thermal shape-memory alloy, nitinol, initiated in his laboratory at Beth Israel Hospital.

     C. LEONARD GORDON, age 70, was appointed Acting President and Chief Executive Officer of the Company from April 2000 until May 2000 when he was appointed Managing Director of the Company. A co-founder of the Company, Mr. Gordon served as the Company's Chief Executive Officer from August 1990 to January 1996, as the Company's President from 1992 to January 1996 and as Chairman of the Board of Directors from January 1996 until January 1998. Mr. Gordon has served as a director of the Company since its inception in 1986. Mr. Gordon has been engaged in venture capital enterprises for more than ten years, particularly in the field of new medical technologies and devices. He was co-founder and Chief Executive Officer of (i) OXiGENE, Inc. a publicly-traded company engaged in the design and development of drugs and (ii) Biofield Corp., a publicly-traded medical device company that has developed a breast cancer detection system. Mr. Gordon serves as Manager and Chief Executive Officer of Molecular Discoveries, LLC, a privately-held biotechnology company. Mr. Gordon's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders and he is not a nominee of the Board of Directors for election at this meeting.

     R. JOHN FLETCHER, age 55, was elected a director of the Company in January 1996. In May 2000, he served in the Office of the Chief Executive Officer of the Company as part of the Company's interim management team until September 21, 2000 when John E. Ahern was hired as Chief Executive Officer. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company specializing in strategic development for health care and high technology businesses ("Fletcher Spaght"). Prior to founding Fletcher Spaght in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of Directors of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght ("InnerVentions"), which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a publicly traded biotechnology company developing orally administered pharmaceutical products.

     ROBERT G. BROWN, age 57, was elected a director in September 2000. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992 and as a director of the Company from 1992 to 1997. From 1971 to 1985, Mr. Brown held various sales and marketing positions with Medi-tech Inc. and the Medi-tech division of Boston Scientific Corp. and Boston Scientific International Corporation, including Vice President, Marketing and International

Market Development for Medi-tech Inc. and Director, Market Development for Boston Scientific International Corporation. From 1969 to 1971 he was a sales representative for Baxter Laboratories. Mr. Brown holds a B.S. from the University of Vermont. Mr. Brown also served as an officer in the United States Marine Corps from 1966 to 1969.

     JAMES E. LOCK, M.D., age 51, was elected a director of the Company in August 2000. Dr. Lock is Chairman of the Department of Cardiology at Children's Hospital, and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at the Stanford University, and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock became the first septal occlusion device to receive from the Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston Children's Heart Foundation, is the president of the Aldo Castanda Foundation and serves on the Board of Directors of the Children's Hospital Trust.

     CHERYL L. CLARKSON, age 47, was elected a director of the Company in January 2001. Ms. Clarkson is the founder and Chief Executive Officer of SkinHealth, Inc., a physician-based dermatology company which operates SkinHealth Centers throughout Eastern New England. Ms. Clarkson has previously served as the Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc. and spent ten years with American Hospital Supply Corporation in various management positions. She is a member of several boards of directors of privately-held companies in the health care and medical device industry and serves as an overseer for two large teaching hospitals.

     FRANCIS J. MARTIN, age 63, was elected a director of the Company in February 2001. Mr. Martin is Chairman and Chief Executive Officer of Florence Medical LTD (Israel) and Chairman and President/Chief Executive Officer of Florence Medical, Inc., the global commercialization unit based in Boston, since 1999. Florence Medical, Inc. is involved in developing and marketing vascular blood flow software systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. Since 1995, he is Founder, Chairman and Chief Executive Officer of CorMedica Corporation - a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. He has an extensive background in the medical device industry having founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1994. Prior to that Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he had several domestic and international marketing and sales management positions.
Mr. Martin is a board member of several privately-held medical device companies.

     In connection with the acquisition by the Company of the CardioSEAL(R) Septal Occluder technology in 1996 from InnerVentions, the Company agreed to use its best efforts to nominate a designee of Fletcher Spaght as a director of the Company, and certain of the Company's stockholders agreed to vote their shares of Common Stock in favor of such designee. Fletcher Spaght's designee, R. John Fletcher, the founder and Chief Executive Officer of Fletcher Spaght, was first elected to the Board of Directors of the Company in January 1996 and has served on the Board of Directors of the Company since that time.

     In connection with the Company's 1996 preferred stock financing, in which Equity Partners purchased 1,829,010 shares (on a Common Stock equivalent basis) of the Company's capital stock, certain of the Company's stockholders agreed to vote their shares of Common Stock in favor of two Board designees of Equity Partners. Equity Partners' designees were Jeffrey R. Jay, M.D. and Jeffrey F. Thompson. Dr. Jay was elected to the Board of Directors of the Company in March 1996. Mr. Thompson was elected to the Board of Directors of the Company in June 1999. Dr. Jay and Mr. Thompson served on the Board of Directors of the Company until they resigned in November 2000. In March 2001, Equity Partners and the Company entered into a letter agreement pursuant to which Equity Partners terminated its right to designate persons for election to the Company's Board of Directors. Under this letter agreement, Equity Partners, together with the Debt Fund, have the right to designate one person to attend all meetings of the Board of Directors and to have certain other information and observation rights until such time as the payment by the Company of all principal and interest on its subordinated note payable to the Debt Fund. The current designee of Equity Partners and the Debt Fund is Mr. Thompson.

     There are no family relationships among any of the executive officers and director nominees of the Company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 2000 its executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock timely complied with all Section 16(a) filing requirements.

     On August 4, 2000, Robert Van Tassel filed a Statement of Changes in Beneficial Ownership to report the purchase of 2,000 shares of Common Stock at a purchase price of $4.00 per share on May 17, 2000, and the purchase of 1,000 shares of Common Stock at a purchase price of $4.75 per share on May 22, 2000.

     On April 26, 2001, James E. Lock, M.D. filed an Amended Initial Statement of Beneficial Ownership of Securities to report the grant of stock options to purchase 10,000 shares of Common Stock at an exercise price of $2.25 per share on August 25, 2000, the date of his initial election to the Board of Directors.

     On March 21, 2001, Richard E. Davis, the Vice President and Chief Financial Officer of the Company, filed an Initial Statement of Beneficial Ownership of Securities to report the grant of stock options to purchase 85,000 shares of Common Stock at an exercise price of $1.25 per share on February 14, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Joint Compensation and Options Committee is comprised of three members, each a non-employee director. The current members are Ms. Clarkson (the Chair), and Messrs. Brown and Martin. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992. During 2000, Mr. Gordon and Dr. Jay served on the Compensation Committee, and Mr. Fletcher and Dr. Jay served on the Stock Option Committee. Mr. Gordon served as Acting President and Chief Executive Officer from April 2000 until May 2000 when he was appointed Managing Director of the Company. Each of Mr. Fletcher and Dr. Jay served without compensation in the Office of the Chief Executive Officer from May 2000 through September 2000. Thomas M. Tully, the Company's former President and Chief Executive Officer, also served on the Compensation Committee, when it was separate from the Stock Option Committee, until his resignation from the Board of Directors on April 8, 2000. During 2000, each of Messrs. Fletcher and Gordon was a member of the board of directors of Image Technologies Corporation ("ITC") until November 30, 2000. In addition, Mr. Tully was a director of ITC and served as an executive officer of ITC while he was the President and Chief Executive Officer of the Company. See "Executive Compensation--Director Compensation" and "--Employment and Severance Agreements" relating to Messrs. Gordon and Tully and "Certain Relationships and Related Transactions" relating to Mr. Fletcher and Dr. Jay.

DIRECTOR COMPENSATION

     As of March 2001, each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $1,000 for attendance at each Board meeting and $500 for attendance at each telephonic Board meeting. During 2000, the fee for attendance at each Board meeting was $2,000 for each meeting, and $500 for each telephonic meeting. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and Committee meetings.

     In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provides for the issuance of a maximum of 150,000 shares of Common Stock. On the effective date of the Directors Plan, each non-employee director of the

Company who did not otherwise receive compensation from the Company received an option to purchase 10,000 shares of Common Stock. In addition, the Directors Plan also provides for an initial option grant to purchase 10,000 shares of Common Stock to each new non-employee director upon his or her initial election to the Board of Directors. These options vest in equal monthly installments over a three-year period. In addition to this initial grant, the Directors Plan provides for annual grants of stock options to purchase 2,500 shares of Common Stock to each eligible director, other than to a director who receives an initial grant of options in the same year. These annual options become fully vested six months after the date of grant. The exercise price of options granted under the Directors Plan is equal to the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee for the portion then exercisable at any time within one year after the optionee ceases to serve as a director of the Company.

     C. Leonard Gordon served as an employee of the Company as Acting President and Chief Executive Officer from April 8, 2000 until May 10, 2000, during which time Mr. Gordon received a salary of $36,641. Mr. Gordon entered into a Settlement Agreement with the Company, dated as of February 14, 2001 (the "Settlement Agreement"), under which he received $100,000 for the time he had served as Acting President and Chief Executive Officer and until September 2000, when John E. Ahern joined the Company as President and Chief Executive Officer, in addition to an option to purchase 60,000 shares of the Company's Common Stock at an exercise price equal to $1.25 per share, the closing price of the Common Stock on February 14, 2001. See "Executive Compensation--Employment and Severance Agreements" and "--Report of the Board of Directors on Executive Compensation".

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation for each of the last three years for the Company's Chief Executive Officer, former Chief Executive Officers, its other most highly compensated executive officer and two other former executive officers whose total annual salary and bonus exceeded $100,000 in the year ended December 31, 2000 (collectively, the "Named Executives").

                                                     Annual                      Long-Termn
                                                  Compensation              Compensation Awards
                                     --------------------------------      ----------------------
                                                                            Number of Securities
                                                Salary        Bonus           Underlying Stock            All Other
Name and Principal Position           Year       ($)           ($)              Options (#)(1)         Compensation ($)(2)
---------------------------           ----    -----------    -------        ---------------------     --------------------
John E. Ahern.......................  2000    $ 83,270(3)    $25,000               162,500(4)          $        --
 President and Chief
 Executive Officer

C. Leonard Gordon...................  2000     134,641(6)       --                  62,500(7)                   --
 Former Acting President and
 Chief Executive Officer(5)

Thomas M. Tully.....................  2000     106,372(9)       --                      --                290,277(10)
 Former President and Chief           1999     292,614        11,666               100,000                      --
  Executive Officer(8)                1998     249,760          --                   3,225                      --

Randall W. Davis....................  2000     190,051          --                  52,700                      --
 Former Acting Co-President
 and Vice President of Sales and
 Marketing(11)

David A. Chazanovitz................  2000     170,737          --                      --                205,000(13)
 Former President, NMT                1999     191,946          --                      --                      --
 Neurosciences Division(12)           1998     196,410          --                   3,225                      --

William J. Knight...................  2000     121,269          --                      --                      --
 Former Acting Co-President,          1999     160,414         9,000                16,750                      --
 Vice President-Finance and           1998      42,000        20,000                51,000                      --
  Administration, and Chief
  Financial Officer(14)

__________

(1)  The Company has never granted any stock appreciation rights.
(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executive in question for the fiscal year.
(3) Represents Mr. Ahern's compensation for the period commencing on the date when Mr. Ahern joined the Company (September 21, 2000) and ending on December 31, 2000. Mr. Ahern's annual base salary is $300,000. See "Executive Compensation -- Employment and Severance Agreements".
(4) Consists of an option to purchase 150,000 shares of Common Stock at an exercise price of $2.156 per share, which option represents a signing bonus (see "Executive Compensation -- Employment and Severance Agreements"), and an option to purchase 12,500 shares of Common Stock at an exercise price of $1.31 per share which was granted in February 2001 as a 2000 bonus.
(5) Mr. Gordon served as Acting President and Chief Executive Officer from April 8, 2000 through May 10, 2000.

(6) Includes a payment of $100,000 to Mr. Gordon for the time he had served as Acting President and Chief Executive Officer and until September 21, 2000, when John E. Ahern joined the Company as President and Chief Executive Officer, pursuant to the Settlement Agreement.
(7) Consists of an option to purchase 2,500 shares of Common Stock at an exercise price of $2.875 per share granted under the Directors Plan on August 18, 2000 and an option to purchase 60,000 shares of Common Stock at an exercise price of $1.25 per share granted on February 14, 2001 pursuant to the Settlement Agreement.
(8) Mr. Tully resigned as President and Chief Executive Officer and as a member of the Board of Directors of the Company on April 8, 2000. Mr. Tully continued to perform certain services for the Company as a part-time employee from April 8, 2000 through April 8, 2001 (the "Transition Service").
(9) Includes payment of $17,708 to Mr. Tully as compensation for the Transition Service during 2000.
(10) Represents payment of severance to Mr. Tully upon his resignation as President and Chief Executive Officer and as a director of the Company in April 2000.
(11) Mr. Randall W. Davis served as Acting Co-President of the Company from May 10, 2000 through September 21, 2000.
(12) Mr. Chazanovitz resigned as President, NMT Neurosciences Division in September 2000.
(13) Represents payment of severance to Mr. Chazanovitz.
(14) Mr. Knight resigned as Acting Co-President, Vice President-Finance and Chief Financial Officer on August 15, 2000. Amounts paid to Mr. Knight in 1998 represent his compensation for the period commencing in September 1998 when Mr. Knight joined the Company and ending on December 31, 1998, including a signing bonus paid to him upon his commencement of employment with the Company.
(15) Jeffrey R. Jay, M.D. and R. John Fletcher also served in the Office of Chief Executive Officer during 2000 but received no compensation for their services.
(16) Richard E. Davis joined the Company as Vice President and Chief Financial Officer in February 2001 and is, therefore, not included in this table.

                       OPTION GRANTS IN LAST FISCAL YEAR


     The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2000 to each of the Named Executives.

                                                       Individual Grants
                                  ----------------------------------------------------------
                                                    Percentage
                                                     of Total                                   Potential Realizable
                                      Number of      Options                                      Value at Assumed
                                     Securities     Granted to     Exercise or                 Annual Rates of Stock
                                     Underlying     Employees      Base Price                  Price Appreciation for
                                       Options      In Fiscal      Per Share      Expiration       Option Term(2)
             Name                    Granted (#)    Year (%)      ($/Share)(1)       Date          5%($)  10%($))
---------------------------------   ------------   ------------   ------------   -----------   ---------- --------------
John E. Ahern.....................     150,000(3)        23%           $2.156         9/21/10      $203,385     $515,416
C. Leonard Gordon.................       2,500(4)          *             2.88         8/18/10         4,525       11,475
Thomas M. Tully...................          --           --                --              --            --           --
Randall W. Davis..................       6,700            1%             4.94          2/1/10        20,837       52,729
                                         6,000            1%             2.69         4/17/10        10,140       25,740
                                        40,000            6%             2.63          9/1/10        66,000      167,600
David A. Chazanovitz..............          --           --                --              --            --           --
William J. Knight.................          --           --                --              --            --           --

__________

* Less than one percent.

(1) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.
(3) Excludes Mr. Ahern's option to purchase 12,500 shares of Common Stock at an exercise price of $1.31 per share which was granted in February 2001 as a 2000 bonus.
(4) Excludes Mr. Gordon's option to purchase 60,000 shares of Common Stock at an exercise price of $1.25 per share which was granted in February 2001 in connection with his services as Acting President and Chief Executive Officer during 2000.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     Year and Fiscal Year-End Option Values

     The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the year ended December 31, 2000, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 2000.




                                    Number of                     Number of Securities
                                     Shares                      Underlying Unexercised          Value of Unexercised
                                    Acquired                     Options at December 31,        In-The-Money Options At
                                       On        Value                  2000(#)                 December 31, 2000($)(2)
                                    Exercise    Realized      -------------   -------------   -------------  --------------
           Name                        (#)        ($)(1)       Exercisable    Unexercisable    Exercisable   Unexercisable
 -------------------------------   ----------   -----------   ------------   --------------   ------------   -------------
John E. Ahern(3)..................         --    $    --             9,375         140,625         $--            $--
C. Leonard Gordon(4)..............     20,000     15,750           202,747           2,778          --             --
Thomas M. Tully(5)................         --         --           472,815          50,000          --             --
Randall W. Davis(6)...............         --         --            93,622          55,700          --             --
David A. Chazanovitz(7)...........         --         --           114,409              --          --             --
William J. Knight.................         --         --                --              --          --             --

__________

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2) Represents the difference between the last reported sale price per share of the Common Stock on December 29, 2000, the last day of trading prior to the year end ($1.156 per share), as reported on the Nasdaq National Market, and the option exercise price, multiplied by the number of shares underlying the options.
(3) Exercisable consists of options to purchase 9,375 shares at an exercise price of $2.156 per share. Unexercisable consists of options to purchase 140,625 shares at an exercise price of $2.156 per share.
(4) Mr. Gordon exercised options to purchase 20,000 shares of Common Stock at an exercise price of $2.15 per share on July 11, 2000. Exercisable includes options to purchase 164,210 shares at an exercise price of $2.15 per share, 26,315 shares at $2.15 per share, 9,722 shares at $7.38 per share, and 2,500 shares at $3.38 per share. Unexercisable includes options to purchase 278 shares at an exercise price of $7.38 per share and 2,500 shares at $2.88 per share.
(5) Exercisable includes options to purchase 263,157 shares at an exercise price of $2.15 per share, 116,433 shares at $6.95 per share, 40,000 shares at $10.00 per share, 50,000 shares at $4.38 per share and 3,225 shares at $4.56 per share. Unexercisable consists of options to purchase 50,000 shares at an exercise price of $4.38 per share.
(6) Exercisable includes options to purchase 77,622 shares at an exercise price of $6.95 per share, 10,000 shares at $10.00 per share, 3,000 shares at $7.38 per share and 3,000 shares at $4.56 per share. Unexercisable includes options to purchase 3,000 shares at an exercise price of $7.38 per share, 6,700 shares at $4.94 per share, 6,000 shares at $2.69 per share and 40,000 shares at $2.63 per share.
(7) Exercisable includes options to purchase 78,684 shares at an exercise price of $2.15 per share, 25,000 shares at $10.00 per share, 7,500 shares at $7.38 per share and 3,225 at $4.56 per share.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Effective January 1, 1999, the Company entered into a three-year employment agreement with Thomas M. Tully, then the Company's President and Chief Executive Officer. Pursuant to this agreement, Mr. Tully received a salary of $292,200 in 1999. In addition, in connection with the execution of his employment agreement, the Company granted Mr. Tully stock options to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $4.38 per share and paid Mr. Tully a bonus of $11,666. The options will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), constitute incentive stock options, with any balance of the options to be treated as non-statutory options. The options vest in four equal annual installments on the first, second, third and fourth anniversaries of the grant date. Mr. Tully resigned from his position as

President and Chief Executive Officer of the Company on April 8, 2000. Pursuant to the terms of the Severance and Settlement Agreement and Release, dated as of April 8, 2000, by and between the Company and Mr. Tully, the Company paid Mr. Tully $290,277 as severance. In order to assist the Company with respect to management transition and several on-going marketing, litigation and other business issues, Mr. Tully entered into a one-year employment agreement with the Company, which agreement expired by its terms on April 8, 2001. Mr. Tully received a salary of $25,000 for his services during this 12 month period. During the term of this employment agreement, Mr. Tully's stock options continued to vest. All exercisable options held by Mr. Tully will expire three months after such termination of his employment. Mr. Tully has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

     Effective July 1, 1998, the Company entered into a two-year employment agreement with David A. Chazanovitz, the President of the Company's NMT neurosciences business unit. Pursuant to this agreement, Mr. Chazanovitz received a salary of $205,000 per year. In addition, the Company agreed to pay Mr. Chazanovitz additional cash compensation for extraordinary costs attributable to Mr. Chazanovitz's assignment in France. The agreement ended on July 1, 2000. Mr. Chazanovitz has agreed not to compete with the Company for a period of one year after he ceased to be employed by the Company. Mr. Chazanovitz resigned in September 2000 and received $205,000 from the Company as severance. All exercisable options held by Mr. Chazanovitz will expire in September 2001.

     The Company entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, the Company's President, Chief Executive Officer, and Chairman of the Board of Directors providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. Pursuant to this agreement, Mr. Ahern currently receives a salary of $300,000 per year. In addition, upon the execution of the agreement, the Company granted Mr. Ahern a stock option to purchase an aggregate of 150,000 shares of the Company's Common Stock at an exercise price of $2.156 per share. The options will, to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options. The options will vest in 48 equal monthly installments on each monthly anniversary of the date of grant (September 21, 2000). Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. For the year ended 2000, Mr. Ahern received a bonus of $25,000 and a stock option grant to purchase 12,500 shares of Common Stock. Mr. Ahern will be entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase 50,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus will:

 .   have an exercise price equal to the closing price of the Common Stock on the date of grant;

 .   to the maximum extent permissible under Section 422 of the Code of 1986, as amended, constitute incentive stock options, with any balance of the options to be treated as non-statutory stock options; and

 .   vest in 48 equal monthly installments on each monthly anniversary of the date of grant.

     Mr. Ahern has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

     Effective February 14, 2001, the Company entered into a Settlement Agreement with C. Leonard Gordon. Pursuant to this agreement, the Company paid Mr. Gordon $100,000 and granted him a non-statutory stock option to purchase 60,000 shares of Common Stock in connection with Mr. Gordon's service as Acting President and Chief Executive Officer during 2000.

     The Company entered into an employment agreement dated as of February 14, 2001, with Richard E. Davis, the Company's Vice President and Chief Financial Officer for a term of three years. Pursuant to this agreement, Mr. Davis currently receives a salary of $190,000 per year. In addition, upon execution of the agreement, the Company granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The options will, to the maximum extent permissible under
Section 422 of the Code, constitute incentive stock options. The options will vest in 48 equal monthly installments on each monthly anniversary of the date of grant (February 14, 2001). In addition, Mr. Davis will be entitled to receive an annual bonus consisting of a cash bonus of up to 30% of his salary then in effect provided that he has satisfied certain financial and performance goals and that the Company has achieved an agreed upon profit margin. Mr. Davis has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The full Board of Directors discharged the functions of the Compensation Committee during 2000, including establishing compensation policies with respect to the Company's executive officers, including the Chief Executive Officer and the other executive officers named in the Summary Compensation Table, and setting the compensation for these individuals.

     The Company's executive compensation program is designed to maximize the performance of the Company's executive officers and, thereby, to maximize the Company's business goals and stockholder returns. Executive compensation consists of a combination of base salary, annual cash bonuses and merit-based stock incentives. The Board of Directors considers merit-based stock incentives to be a critical component of an executive's compensation package for purposes of helping to align that executive's interests with stockholder interests.

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

     .  Competitive and Fair Compensation

          The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of similar companies in its industry and sets the Company's compensation guidelines based on this review. The Board of Directors believes that compensation for the Company's executive officers is within the range of compensation paid to executives with comparable qualifications, experience and responsibilities in the same or similar businesses and in companies of comparable size and success. The Board of Directors also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the Company.

     .  Sustained Performance

          Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which the Company's goals relating to its strategic, scientific and business plans are met, including such factors as meeting budgeted financial targets, continued innovation in the development of the Company's technologies and formation of new business alliances and acquisitions. Individual performance is evaluated by reviewing the attainment of specified individual objectives.

     In evaluating each executive's performance, the Board of Directors generally:

     . sets Company and individual goals and objectives at the beginning of the year;

     . evaluates and communicates the Company's assessment of the executive's performance and contributions to the Company; and

     . reviews base salary levels and determines cash bonuses and stock compensation awards based on the foregoing taking into account the comparative compensation practices of other companies in its industry.

     Components of Executive Compensation

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

     Compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program, which is currently administered by the Joint Compensation and Options Committee, is designed to align the long-term interests of the Company's employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his success in achieving the individual performance criteria described above. The option program generally uses a four-year vesting period to encourage key employees to continue in the employ of the Company. When granting stock options, it has generally been the policy of the Company to fix the exercise price of such options at 100% of the fair market value of the Common Stock on the date of grant. During 2000, all current executive officers received options to purchase an aggregate of 202,700 shares of Common Stock, at a weighted average exercise price of $2.36 per share.

     Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Code generally disallows a federal income tax deduction to public companies for certain compensation in excess of $1.0 million paid to a corporation's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. In general, the Company structures and administers its stock option plans in a manner intended to comply with the performance-based exception to Section 162(m) of the Code. The Company's Joint Compensation and Options Committee reviews the potential effect of Section 162(m) of the Code periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Joint Compensation and Options Committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performances of its employees.

     Mr. Ahern's 2000 Compensation

     Mr. Ahern became the President, Chief Executive Officer and Chairman of the Board of Directors on September 21, 2000. Pursuant to the terms of Mr. Ahern's employment agreement, the Company paid Mr. Ahern $83,270 during 2000 which corresponds to a $300,000 annual salary rate. In connection with bonus payments or other awards to Mr. Ahern, the Board of Directors established certain targets to be measured against actual performance at year end. In addition to a subjective assessment of the Company's overall performance at year end, the Board of Directors established certain specific performance targets relating to

     .  the Company's cash position,

     . the profitability of each of its neurosciences business unit and its cardiovascular business unit and

     .  the resolution of certain outstanding litigation.

     After reviewing the Company's actual year end results against these targets, the Board of Directors determined that Mr. Ahern had met or exceeded each of them. Accordingly, the Board of Directors authorized the Company to pay Mr. Ahern a cash bonus of $25,000 and granted an option to purchase an aggregate of 12,500 shares of Common Stock at an exercise price equal to $1.31 per share which corresponds to the fair market value of the Common Stock on the date of grant. Mr. Ahern did not participate in the Board of Director's consideration of his 2000 bonus compensation.

     Mr. Tully's 2000 Compensation

     Pursuant to the terms of his three year employment agreement with the Company, Mr. Tully's salary for 1999 increased to $292,200 from $249,760 in 1998. In connection with the signing of his employment contract, which became effective on January 1, 1999, Mr. Tully also received options to purchase

100,000 shares of Common Stock at an exercise price of $4.38 per share. Mr. Tully did not participate in the Compensation Committee's discussion of his 1999 bonus compensation. Mr. Tully resigned from his position as President and Chief Executive Officer of the company on April 8, 2000. For his services in 2000, Mr. Tully received $106,372. In addition, pursuant to the terms of his Severance and Settlement Agreement and Release, the Company paid Mr. Tully severance payment of $290,277. In order to assist the company with respect to management transition and several on-going marketing, litigation and other business issues, Mr. Tully entered into a one-year employment agreement with the Company, pursuant to which, Mr. Tully received a salary of $25,000 for his services during this 12-month period. During the term of this employment agreement, Mr. Tully's stock options continued to vest. All exercisable options held by Mr. Tully will expire three months following April 8, 2001, the date on which this employment agreement expired by its terms.

     Mr. Gordon's 2000 Compensation

     C. Leonard Gordon served as Acting President and Chief Executive Officer from April 8, 2000 until May 10, 2000, during which time Mr. Gordon received a salary of $36,641. Pursuant to the Settlement Agreement, Mr. Gordon also received $100,000 for the time he had served as Acting President and Chief Executive Officer and until September 2000, when John E. Ahern joined the Company as President and Chief Executive Officer, and an option to purchase 60,000 shares of the Company's Common Stock at an exercise price equal to $1.25 per share, the closing price of the Common Stock on February 14, 2001.

                                                             Board of Directors*

                                                         John E. Ahern, Chairman
                                                                 Robert G. Brown
                                                                R. John Fletcher
                                                               C. Leonard Gordon
                                                             James E. Lock, M.D.
                                                                    Morris Simon

* The names of Cheryl L. Clarkson and Francis J. Martin do not appear below this report of the Board of Directors because each of Ms. Clarkson and Mr. Martin were appointed to the Board of Directors after the year ended December 31, 2000. C. Leonard Gordon's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders to be held on June 7, 2001. Mr. Gordon is not a nominee of the Board of Directors for election at this meeting.


STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Common Stock of the Company from September 27, 1996 (the date the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended) through December 31, 2000 with the cumulative total return during this period of (i) The Nasdaq Stock Market - U.S. Index and (ii) The S&P Health Care (Medical Products and Supplies) Index. This graph assumes the investment of $100 on September 27, 1996 in the Company's Common Stock and in each of the indices listed above, and assumes dividends are reinvested.


                              [GRAPH APPEARS HERE]

                            CUMULATIVE TOTAL RETURN

                                     9/27/1996   12/1996   12/1997   12/1998   12/1999   12/2000
------------------------------------------------------------------------------------------------
NMT Medical, Inc.                      $100       $114      $ 73      $ 34       $ 26      $ 11
------------------------------------------------------------------------------------------------
Nasdaq
Stock Market-U.S. Index                $100       $113      $138      $195       $352      $218
------------------------------------------------------------------------------------------------
S&P Health Care (Medical Products
and Supplies) Index                    $100       $115      $144      $207       $192      $277
------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 28, 2001 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all directors and executive officers of the Company as of February 28, 2001 as a group:

                                                                                               Percentage
                                                                          Number of                of
                                                                           Shares              Outstanding
                                                                        Beneficially             Common
Name and Address of Beneficial Owner (1)                                  Owned(2)              Stock(3)
-----------------------------------------                                ----------            ----------
Entities affiliated with Whitney & Co.(4)..........................       2,504,010              22.86%
   177 Broad Street
   Stamford, CT 06901

C. Leonard Gordon(5)...............................................         806,432               7.22%
   c/o Molecular Discoveries, LLC
   360 Lexington Avenue
   New York, NY  10017

State of Wisconsin Investment Board(6).............................         677,500               6.19%
   P.O. Box 7842
   Madison, WI  53707

Dimensional Fund Advisors Inc.(7)..................................         651,400               5.95%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401

Fletcher Spaght, Inc.(8)...........................................         587,352               5.32%
   222 Berkeley Street
   Boston, MA 02116-3761

Thomas M. Tully(9).................................................         477,062               4.17%
   c/o NeoThermia Corporation
   One Apple Hill, Suite 316
   Natick, MA 01760

Morris Simon, M.D.(10).............................................         184,823               1.68%
   8 Otis Place
   Boston, MA 02108

Robert G. Brown(11)................................................         144,334               1.32%
   217 Echo Drive
   Jupiter, FL 33458

David A. Chazanovitz(12)...........................................         138,356               1.25%
   c/o Cambridge Heart, Inc.
   One Oak Park Drive
   Bedford, MA  01730

Randall W. Davis(13)...............................................          98,297                 *

John E. Ahern(14)..................................................          23,396                 *

                                                                                               Percentage
                                                                          Number of                of
                                                                           Shares              Outstanding
                                                                        Beneficially             Common
Name and Address of Beneficial Owner (1)                                  Owned(2)              Stock(3)
-----------------------------------------                                ----------            ----------
R. John Fletcher(15)...............................................          20,000                 *
   c/o Fletcher Spaght, Inc.
   222 Berkeley Street
   Boston, MA 02116-3761

Richard E. Davis(16)...............................................           3,542                 *

James E. Lock, M.D. (17)...........................................           2,222                 *
   c/o Children's Hospital
   300 Longwood Avenue
   Boston, MA 02115

William J. Knight (18).............................................           1,399                 *
   c/o Zycos, Inc.
   44 Hartwell Avenue
   Lexington, MA 02421

Cheryl L. Clarkson(19).............................................             556                 *
   c/o Skinhealth, Inc.
   233 Needham St., Suite 300
   Newton, MA 02464

Francis J. Martin(20)..............................................             556                 *
   c/o Florence Medical Ltd.
   869 Worcester St.
   Wellesley, MA 02482

All current directors and executive officers of the Company as a
   group (10 persons)(21)..........................................       1,871,510              16.33%

_________________
* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2) The number of shares of Common Stock beneficially owned by each holder named above is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after February 28, 2001 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power (or shares such power with an affiliate) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3) The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 10,954,463 shares of Common Stock outstanding on February 28, 2001 plus any shares of Common Stock issuable to the holder in question within 60 days after February 28, 2001 upon exercise of stock options or any other rights.
(4) The number of shares owned by Whitney & Co., a New York limited partnership ("Whitney"), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership ("Equity Partners"), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership ("Debt Fund"), and 113,793 shares held of record by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships.
(5) Mr. Gordon's shares are all owned jointly with his wife, except for 25,500 shares held in his wife's name. Also includes 220,525 shares of Common Stock issuable to Mr. Gordon within 60 days after February 28, 2001 upon exercise of stock options.

(6) This information is derived from information provided as of March 16, 2001 by State of Wisconsin Investment Board.
(7) This information is derived from information provided as of March 31, 2001 by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 651,400 shares of Common Stock as of December 31, 2000. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.
(8) Consists of an aggregate of 504,023 shares and warrants to purchase 83,329 shares of Common Stock at an exercise price of $2.15 per share held by Fletcher Spaght, Inc., of which Mr. Fletcher is the founder, Chief Executive Officer and a principal stockholder.
(9) Includes 472,815 shares of Common Stock issuable to Mr. Tully within 60 days after February 28, 2001 upon exercise of stock options. Mr. Tully resigned as President and Chief Executive Officer and a director on April 8, 2000. Mr. Tully performed certain services for the Company as a part-time employee from April 8, 2000 through April 8, 2001.
(10) Includes 39,472 shares of Common Stock issuable to Dr. Simon within 60 days after February 28, 2001 upon exercise of stock options. Also includes 26,314 shares which Dr. Simon owns jointly with his wife and 52,630 shares held in his name. Dr. Simon disclaims beneficial ownership of 66,406 shares owned by his wife.
(11) Includes 11,944 shares of Common Stock issuable to Mr. Brown within 60 days after February 28, 2001 upon exercise of stock options.
(12) Includes 114,409 shares of Common Stock issuable to Mr. Chazanovitz within 60 days after February 28, 2001 upon exercise of stock options. Mr. Chazanovitz resigned as President, NMT Neurosciences Division of the Company in September 2000.
(13) Includes 98,297 shares of Common Stock issuable to Mr. Randall Davis within 60 days after February 28, 2001 upon exercise of stock options.
(14) Consists of 22,396 shares of Common Stock issuable to Mr. Ahern within 60 days after February 28, 2001 upon exercise of stock options and 1,000 shares of Common Stock held by Vanguard Fiduciary Trust FBO John E. Ahern.
(15) Consists of 20,000 shares of Common Stock issuable to Mr. Fletcher within 60 days after February 28, 2001 upon exercise of stock options. Excludes shares held by Fletcher Spaght, Inc.
(16) Consists of 3,542 shares of Common Stock issuable to Mr. Richard E. Davis within 60 days after February 28, 2001 upon exercise of stock options.
(17) Consists of 2,222 shares of Common Stock issuable to Dr. Lock within 60 days after February 28, 2001 upon exercise of Stock Options.
(18) Mr. Knight resigned as Vice President-Finance and Chief Financial Officer on August 15, 2000.
(19) Consists of 556 shares of Common Stock issuable to Ms. Clarkson within 60 days of February 28, 2001 upon exercise of stock options.
(20) Consists of 556 shares of Common Stock issuable to Mr. Martin within 60 days of February 28, 2001 upon exercise of stock options.
(21) Includes an aggregate of 502,839 shares of Common Stock issuable upon exercise of stock options and warrants within 60 days after February 28, 2001 that are held by all current directors and executive officers as of February 28, 2001 as a group.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's July 1998 acquisition of the neurosurgical instruments business of Elekta AB (Publ), a Swedish corporation, was financed, in part, with a $20 million subordinated note issued to an affiliate of J.H. Whitney & Co., a significant stockholder of the Company. The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. In September 1999, the principal amount of the subordinated note was reduced to $6 million. In addition, in April 2000, the Company used a portion of the proceeds from its sale of the U.K. operations and certain other assets of the Company's neurosciences business unit to further reduce the principal amount of the subordinated note payable by $500,000 to $5.5 million.

     In April 1987, the Company entered into a Technology Purchase Agreement with Morris Simon, M.D. pursuant to which the Company agreed to pay Dr. Simon certain royalty payments based on sales of products using the technology invented by Dr. Simon relating to the Company's Simon Nitinol Filter. Dr. Simon assigned a percentage of his royalty payments to the Beth Israel Hospital Association. In February 1998, the Company and Dr. Simon entered into a two-year consulting agreement pursuant to which Dr. Simon agreed to perform certain consulting and advisory services for the Company, such services not to exceed eight days per month. The Company agreed to pay Dr. Simon $8,333 per month for such services as well as certain royalty payments and license fees based on sales of products which are covered by an issued patent and which are developed by Dr. Simon, solely or jointly with others, during the term of the consulting agreement. The term of the consulting agreement will be automatically extended for successive one-year periods unless either party gives 60 days' prior written notice. If the Company terminates the agreement, other than for material breach, the Company will be obligated to continue to pay Dr. Simon's monthly consulting fee for twelve months and will be obligated to continue to make royalty and license fee payments. In the event of Dr. Simon's death, the royalty payments and license fees shall continue to be payable to the executors or personal representatives of his estate. In addition, in connection with the consulting arrangement, Dr. Simon received non-qualified stock options to purchase 50,000 shares of Common Stock of the Company at an exercise price of $10.50 per share. The options vest upon the achievement of certain milestones as described in the option agreements, are exercisable for a period of ten years after the date of grant and become immediately exercisable in the event of a change of control of the Company. Certain of the shares of Common Stock issuable upon exercise of the options are subject to "piggy-back" registration rights. The Company paid Dr. Simon $100,000 for such services and approximately $104,000 as royalty payments in 2000.

     From June 1999 through November 1999, Fletcher Spaght provided certain consulting services to the Company, for which services the Company paid approximately $110,000 to Fletcher Spaght. During that period, Fletcher Spaght also provided consulting services to Image Technologies Corporation ("Image Technologies"), an affiliate of the Company at that time, for which services Image Technologies paid approximately $63,005 to Fletcher Spaght. At the request of Image Technologies, the Company advanced this payment to Fletcher Spaght and was reimbursed by Image Technologies shortly thereafter. R. John Fletcher, a member of the Board of Directors of the Company, is currently the Chief Executive Officer of Fletcher Spaght. Fletcher Spaght is a beneficial owner of more than 5% of the outstanding shares of Common Stock.

     In connection with certain consulting services provided by Fletcher Spaght to the Company with respect to the Company's neurosciences business unit, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of Common Stock from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings equal to $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673 and bearing interest equal to 5% per annum, payable on or before February 14, 2003.

     In connection with sales of the Company's CardioSEAL(R) product and pursuant to the terms of a license agreement with Children's Medical Center Corporation ("CMCC"), the Company paid an aggregate of $215,574 in royalties to CMCC during 2000. Dr. Lock, a member of the Board of Directors of the Company and an affiliate of CMCC, received approximately $95,000 of this royalty payment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NMT MEDICAL, INC.


                                    By:  /s/ John E. Ahern
                                         --------------------
                                         John E. Ahern
                                         President and Chief Executive Officer
Dated:  April 30, 2001