Form 10-Q
period 2001-03-31
NMT MEDICAL INC
filed 2001-05-15
CIK 1017259

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from             to             .
                                         -----------    -----------

                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       95-4090463
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


27 Wormwood Street, Boston, Massachusetts                     02210-1625
-----------------------------------------                     ----------
(Address of Principal Executive Offices)                      (Zip Code)

      Registrant's telephone number, including area code: (617) 737-0930

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 10, 2001 there were 10,975,869 shares of Common Stock, $.001 par value per share, outstanding.

                      NMT MEDICAL, INC. AND SUBSIDIARIES

                                     INDEX
                                                                                                   PAGE NUMBER
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........................        3

   Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000..........        4

   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000......        5

   Notes to Consolidated Financial Statements....................................................        6

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...       11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................       13

PART II.  OTHER INFORMATION
          -----------------

 Item 1. Legal Proceedings.......................................................................       13

 Item 6. Exhibits and Reports on Form 8-K........................................................       14

Signatures.......................................................................................       15

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                       At March 31,   At December 31,
                                                                            2001           2000
                                                                       ------------   --------------
Assets
Current assets:
  Cash and cash equivalents                                            $  6,550,785     $  6,761,144
  Accounts receivable, net of reserves of $1,039,000 and $1,079,000
      as of  March 31, 2001 and December 31, 2000, respectively           5,386,059        5,446,647
  Inventories                                                             3,224,983        3,440,254
  Prepaid expenses and other current assets                               1,065,985        1,115,070
                                                                       ------------     ------------
      Total current assets                                               16,227,812       16,763,115
                                                                       ------------     ------------

Property and equipment, at cost:
  Land and buildings                                                      4,650,000        4,650,000
  Laboratory and computer equipment                                       3,644,951        3,555,212
  Leasehold improvements                                                  3,142,586        3,129,897
  Equipment under capital lease                                           2,480,512        2,480,512
  Office furniture and equipment                                          1,111,175        1,103,662
                                                                       ------------     ------------
                                                                         15,029,224       14,919,283
  Less- Accumulated depreciation and amortization                        13,230,234       13,052,460
                                                                       ------------     ------------
                                                                          1,798,990        1,866,823
                                                                       ------------     ------------

Other assets                                                                504,937          461,474
                                                                       ------------     ------------
                                                                       $ 18,531,739     $ 19,091,412
                                                                       ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $  3,828,652     $  3,533,194
  Accrued expenses                                                        4,546,635        5,228,846
  Current portion of debt obligations                                     1,234,815        1,581,459
                                                                       ------------     ------------
      Total current liabilities                                           9,610,102       10,343,499
                                                                       ------------     ------------

Long-term debt obligations, net of current portion                        4,442,690        4,421,522


Commitments and Contingencies (Note 12)

Stockholders' equity
  Preferred stock, $.001 par value
    Authorized--3,000,000 shares
    Issued and outstanding--none
  Common stock, $.001 par value
    Authorized--30,000,000 shares
    Issued and outstanding--10,954,463 shares
      at March 31, 2001 and December 31, 2000                                10,955           10,955
  Additional paid-in capital                                             42,118,769       42,031,096
  Cumulative translation adjustment                                      (1,720,816)      (1,539,595)
  Accumulated deficit                                                   (35,929,961)     (36,176,065)
                                                                       ------------     ------------
      Total Stockholders' Equity                                          4,478,947        4,326,391
                                                                       ------------     ------------
                                                                       $ 18,531,739     $ 19,091,412
                                                                       ============     ============

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                   For The Three Months Ended March 31,
                                   ------------------------------------
                                            2001          2000
                                         ---------     ----------

Revenues:
   Product sales                       $10,144,167   $ 9,755,827
   License fees and royalties              204,171       249,233
                                       -----------   -----------

                                        10,348,338    10,005,060
                                       -----------   -----------

Costs and Expenses:
   Cost of product sales                 4,167,645     4,029,031
   Research and development              1,099,930     1,274,626
   General and administrative            2,612,264     2,398,260
   Selling and marketing                 2,123,897     2,018,544
                                       -----------   -----------

                                        10,003,736     9,720,461
                                       -----------   -----------

       Income from operations              344,602       284,599

Other Income (Expense):
   Currency transaction gain                41,175       133,414
   Interest expense                       (222,099)     (359,651)
   Interest income                          82,426         9,744
                                       -----------   -----------

                                           (98,498)     (216,493)
                                       -----------   -----------

       Net income                      $   246,104   $    68,106
                                       ===========   ===========


Income per common share:
       Basic                                 $0.02         $0.01
                                       ===========   ===========

       Diluted                               $0.02         $0.01
                                       ===========   ===========

Shares used in computing income
   per common share:
       Basic                            10,954,463    10,821,969
                                       ===========   ===========

       Diluted                          11,000,885    11,448,813
                                       ===========   ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      NMT MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                     For the Three Months Ended March 31,
                                                                     -----------------------------------
                                                                               2001          2000
                                                                           ----------   -----------
Cash flows from operating activities:
 Net income                                                                $  246,104   $    68,106

 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities --
   Depreciation and amortization                                              180,920       392,864
   Noncash interest expense relating to original issue discount                71,239        39,357
   Decrease in accounts receivable reserves                                   (35,000)      (12,875)
   Noncash compensation in connection with options and warrants                30,000            --
   Changes in assets and liabilities--
      Accounts receivable                                                      54,496    (1,530,236)
      Inventories                                                             122,729       514,717
      Prepaid expenses and other current assets                                27,984      (128,060)
      Accounts payable                                                        422,472      (895,971)
      Accrued expenses                                                       (916,997)      102,824
                                                                           ----------   -----------

      Net cash provided by (used in) continuing operations                    203,947    (1,449,274)
                                                                           ----------   -----------

      Net cash provided by discontinued operations                                 --       191,695
                                                                           ----------   -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                  (109,941)     (141,874)
 Decrease in other assets                                                          --       163,698
                                                                           ----------   -----------

      Net cash provided by (used in) investing activities                    (109,941)       21,824
                                                                           ----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                            --       474,205
 Payments of  subordinated note payable                                      (200,000)           --
 Payments of financing arrangements                                                --      (428,000)
 Payments of capital lease obligations                                       (185,651)     (184,053)
                                                                           ----------   -----------

      Net cash used in financing activities                                  (385,651)     (137,848)
                                                                           ----------   -----------

Effect of exchange rate changes on cash                                        81,286       250,903
                                                                           ----------   -----------

Net decrease in cash and cash equivalents                                    (210,359)   (1,122,700)
Cash and cash equivalents, beginning of period                              6,761,144     3,533,475
                                                                           ----------   -----------

Cash and cash equivalents, end of period                                   $6,550,785   $ 2,410,775
                                                                           ==========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for--
       Interest                                                            $  147,775   $   320,060
                                                                           ==========   ===========

       Income Taxes Paid                                                   $       --   $        --
                                                                           ==========   ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. OPERATIONS

NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company or
NMT) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and cardiac septal repair devices. The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL(R) Septal Occluder is sold commercially in the U.S., for certain humanitarian uses only, and in Europe and other international markets. Through its neuroscience business unit, the Company develops, manufactures, markets and sells specialty devices for neurosurgery, including cerebral spinal fluid shunts on the Spetzler(TM) Titanium Aneurysm Clip. On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) surgical instruments and cryosurgery product lines and certain assets and liabilities for approximately $12.0 million in cash (see Note 4).

The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

2. INTERIM FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of March 31, 2001 and for the three month period then ended are unaudited. In management's opinion, these unaudited Consolidated Financial Statements have been prepared on the same basis as the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report of Form 10-K, as amended, for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2001.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                          March 31,    December 31,
                                           2001           2000
                                         ----------    -----------
                    Components           $1,766,310    $1,723,209
                    Finished goods        1,458,673     1,717,045
                                         ----------    ----------
                                         $3,224,983    $3,440,254
                                         ==========    ==========

Finished goods consist of materials, labor and manufacturing overhead.

4. SALE OF U.K. OPERATIONS OF NEUROSCIENCES BUSINESS UNIT

On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery businesses and certain assets and liabilities for $12.0 million in cash. The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company recorded a gain upon the ultimate disposition of these operations of approximately $345,000 in the year ended December 31,

                      NMT MEDICAL, INC. AND SUBSIDIARIES

4.  SALE OF U.K. OPERATIONS OF NEUROSCIENCES BUSINESS UNIT  - (continued)

2000, representing a revision of those estimates made concerning the costs associated with the sale. The total net loss of $3.2 million was comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.8 million, and net assets sold of $11.4 million.

5.  SETTLEMENT OF LITIGATION

On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants ("NMT France"), a wholly owned subsidiary of the Company, breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France was acting as the exclusive worldwide distributor of Sodem's products. Sodem sought approximately $18 million in damages in addition to costs and fees of their attorneys. NMT France filed a counterclaim for approximately $30 million plus costs. On February 23, 2001, NMT France and Sodem settled the litigation, resulting in a charge of $673,000 for the year ended December 31, 2000, including payment of a $500,000 settlement fee paid to Sodem in February 2001.

6. DEBT OBLIGATIONS

(a) Subordinated Note Payable

The Company financed a significant portion of its 1998 acquisition of the neurosurgical instruments business of Elekta AB (PUBL) (Elekta) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

On September 13, 1999, the Company made a principal payment of $8 million in conjunction with the Senior Secured Debt (see Note 6(b)). The Company also used $6 million of its own cash to further reduce the principal amount of this note. In April 2000, the Company paid down $500,000 of this note with the proceeds from the sale of the U.K. operations of its neurosciences business unit. In January 2001 the Company paid down $200,000 of this note with the proceeds from its December 2000 sale of its investment in Image Technologies Corporation. At March 31, 2001 the outstanding balance of this note was $5,300,000 net of approximately $491,000 of unamortized original issue discount. Additionally, subsequent to March 31, 2001, the Company paid down $800,000 of this note in connection with the terms of the December 31, 2000 amendment of the subordinated note.

(b) Senior Secured Debt

On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (see Note 6(a)). In April 2000, the Company paid down this note in its entirety from the proceeds obtained in connection with the sale of part of its neurosciences business unit (see Note 4).

(c)   Lines of Credit

In September 2000, the Company entered into an equipment lease financing facility providing for borrowings of up to $250,000. Leases under this agreement are payable in equal monthly installments over 36 months. There were no borrowings under this facility as of March 31, 2001. Approximately $130,000 of equipment purchases at March 31, 2001 will be financed under this facility.

7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury method, if dilutive. Options

                      NMT MEDICAL, INC. AND SUBSIDIARIES

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - (continued)

and warrants to purchase a total of 2,297,301 and 801,651 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2000, respectively, as they are antidilutive.

8. FOREIGN CURRENCY

The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity (see Note 9). The cumulative foreign currency loss amounted to ($1,721,000) and ($1,540,000) as of March 31, 2001 and December 31, 2000, respectively. Additionally, the Company had foreign currency exchange transaction gains of approximately $41,000 and $133,000 for the three months ended March 31, 2001 and 2000, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

9. COMPREHENSIVE INCOME

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income (loss) reported by the Company are net income and foreign currency translation adjustments.

                                         For the Three Months Ended March 31,
                                                  2001           2000
                                               ----------     ----------

Net income                                    $  246,104     $   68,106
Foreign currency translation adjustments        (181,221)      (614,960)
                                               ----------     ----------
Comprehensive income (loss)                   $   64,883     $ (546,854)
                                               ==========     ==========

10. ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                March 31,    December 31,
                                                  2001          2000
                                               ----------     ----------

Payroll and payroll related                   $1,646,391     $1,765,165
Taxes                                            480,471        446,944
Legal settlement                                       -        628,000
Other accrued expenses                         2,419,773      2,388,737
                                               ----------     ----------

                                              $4,546,635     $5,228,846
                                              ==========     ==========

                      NMT MEDICAL, INC. AND SUBSIDIARIES

11.  Segment Reporting

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

The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets (i.e., the cardiovascular segment includes minimally-invasive medical devices that were the primary products of the Company prior to the acquisition of ENI, the neurosurgical instruments business of Elekta, while the neurosurgical segment includes primarily neurosurgical medical devices that were the primary products of ENI).

The Company's operating segments include the cardiovascular business unit and the neuroscience business unit. Revenues for the cardiovascular business unit are derived from sales of the Simon Nitinol Filter(R) (SNF) and the CardioSEAL(R) Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosciences business unit are derived from sales of cerebral spinal fluid shunts and Spetzler(TM) Titanium Aneurysm Clips.

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                     For The Three Months Ended March 31,
                                               2001          2000
                                           -----------   -----------

 Segment Revenues:
   Cardiovascular products                 $ 5,907,338   $ 5,134,060
   Neurosciences products                    4,441,000     4,871,000
                                           -----------   -----------

        Total                              $10,348,338   $10,005,060
                                           ===========   ===========

 Segment Interest Income:
   Cardiovascular products                 $    62,426   $     9,744
   Neurosciences products                       20,000            --
                                           -----------   -----------

        Total                              $    82,426   $     9,744
                                           ===========   ===========


 Segment Interest Expense:
   Cardiovascular products                 $   213,099   $   297,651
   Neurosciences products                        9,000        62,000
                                           -----------   -----------

        Total                              $   222,099   $   359,651
                                           ===========   ===========


 Segment Depreciation and Amortization:
   Cardiovascular products                 $   158,920   $   175,864
   Neurosciences products                       22,000       217,000
                                           -----------   -----------

        Total                              $   180,920   $   392,864
                                           ===========   ===========

                      NMT MEDICAL, INC. AND SUBSIDIARIES

11.  Segment Reporting - (continued)

Segment Income:

   Cardiovascular products        $   216,104   $   64,106
   Neurosciences products              30,000        4,000
                                  -----------   ----------

Total                             $   246,104   $   68,106
                                  ===========   ==========

Segment balance sheet information is as follows:

                                  At March 31, At December 31,
                                     2001          2000
                                  -----------   ----------

Segment Long-Lived Tangible Assets:
   Cardiovascular products        $ 4,640,225   $ 4,550,284
   Neurosciences products          10,388,999    10,368,999
                                  -----------   -----------

         Total                    $15,029,224   $14,919,283
                                  ===========   ===========

12. Contingencies

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. On April 25, 2001, the Court granted the Company's motion to stay all proceedings in this matter pending reexamination of the `420 patent by the United States Patent and Trademark Office.

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

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association seeking a determination that Bard did not have distribution rights to the Company's Recovery Filter(TM) under their 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery Filter a Product as defined in the 1992 Agreement. The parties are currently in discussions relating to the settlement of the remaining issues in the arbitration, for which hearings are otherwise scheduled to begin May 30, 2001.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology and product development and commercialization, potential product liability, management of growth, and dependence on significant corporate relationships, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended by Amendment No.1 thereto on Form 10-K/A.

Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for a full fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

REVENUES. Revenues for the three months ended March 31, 2001 increased 3% to $10.3 million from $10.0 million for the three months ended March 31, 2000. Product sales increased 4% to $10.1 million compared to $9.8 million. An approximately $900,000 increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximately $100,000 decrease in vena cava filter sales and a $500,000 decrease in product sales from the neurosciences business unit. License fees and royalties for the three months ended March 31, 2001 decreased 18.1% to $204,000 from $249,000 for the three months ended March 31, 2000 due to reduced sales by Boston Scientific Corporation of the Company's stent products.

COST OF PRODUCT SALES. Cost of product sales increased by $139,000 to approximately $4.2 million for the three months ended March 31, 2001 from approximately $4.0 million for the three months ended March 31, 2000. Cost of product sales, as a percent of product sales, decreased marginally to 41.1% for the three months ended March 31, 2001 as compared to 41.3 % for the three months ended March 31, 2000. The slight decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continuing shift of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines offset by higher royalty rates under the Company's amended license agreement with Children's Medical Center Corporation relating to CardioSEAL(R) sales.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 14% or $175,000 to approximately $1.1 million for the three months ended March 31, 2001 from approximately $1.3 million for the three months ended March 31, 2000. The decrease is primarily attributable to reduced contract management, clinical monitoring, data management and biostatisical analysis in support of the FDA approval process for various medical use applications of the CardioSEAL(R) and StarFlex(TM) products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 9% to $2.6 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. The increase is primarily attributable to a significant increase in legal fees associated with ongoing litigation, arbitration and general corporate matters partially offset by reduced headcount and reduced depreciation and amortization expense in the neurosciences business unit related to an asset impairment write-down in the second quarter of 2000.

SELLING AND MARKETING. Selling and marketing expenses increased by 5% to $2.1 million for the three months ended March 31, 2001 from $2.0 million for the three months ended March 31, 2000. This increase is primarily attributable to increased salaries, commissions and travel associated with the development of a direct sales force for the CardioSEAL(R) products in the United States and Europe.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 decreased by 38% to $222,000 from $360,000 for the three months ended March 31, 2000. The decrease is attributable to the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit partially offset by a writedown of a prorated amount of original issue discount in connection with the January 2001 repayment of $200,000 of the subordinated note. See Note 6 of Notes to Consolidated Financial Statements.

INTEREST INCOME. Interest income for the three months ended March 31, 2001 increased to $82,000 from $10,000 for the three months ended March 31, 2000. This increase is primarily attributable to increased cash balances derived principally from the net proceeds, after debt repayments, from the sale of the U.K. operations of the Company's neurosciences business unit.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.6 million at March 31, 2001 as compared to $6.8 million as of December 31, 2000. During three months ended March 31, 2001, the Company's operations provided cash of approximately $204,000 which consisted of approximately $246,000 of net income and approximately $247,000 of net noncash charges, offset by a $289,000 net decrease in cash related to working capital items, which included a payment of $500,000 in settlement of litigation (see Note 5 of Notes to Consolidated Financial Statements).

In July 1998, the Company financed a portion of the acquisition of ENI, the neurosurgical instruments business of Elekta (ENI), with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company (see Note 6 of Notes to Consolidated Financial Statements). The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes, as needed. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. In April 2000, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the neurosciences business unit (see Note 4 of Notes to Consolidated Financial Statements) to reduce the subordinated note payable by $500,000 and to repay the entire senior secured debt balance of $7.3 million. In September 2000, the working capital portion of the senior secured debt facility was terminated by the bank. In January 2001 the company repaid $200,000 of the subordinated note from the proceeds of the December 2000 sale of its investment in Image Technologies Corporation. At
March 31, 2001, the Company was in compliance with its subordinated debt covenants, amended as of December 31, 2000, relating to maintenance of tangible net equity and income before interest, taxes and depreciation. In addition, the subordinated debt covenants relating to maintenance of certain ratios, tangible net equity and income were amended for 2001. In connection with this amendment the Company, subsequent to March 31, 2001, repaid an additional $800,000 of the subordinated note.

Purchases of property and equipment for use in the Company's manufacturing, research and development and general and administrative activities amounted to $110,000 for the three months ended March 31, 2001. In September 2000, the Company entered into a new equipment financing agreement for up to a maximum of $250,000 of purchases based upon a 3-year term. As of March 31, 2001 approximately $130,000 of purchases were in the process of being financed under this arrangement, leaving approximately $120,000 available to finance future equipment purchases.

The Company is party to various contractual arrangements including royalty arrangements and employment and consulting agreements with current employees and consultants. Minimum guaranteed royalty payments for the balance of 2001 are approximately $120,000.

The Company also has committed to purchase certain minimum quantities of the vena cava filter component from a supplier through June 2001, which agreement has been extended through December 2001.

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

As of March 31, 2001, the impact of the euro conversion has not had a material impact on the operations of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sale of the UK operations of its neurosciences business unit and consistently reduced its foreign currency exposure, it remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. On April 25, 2001, the Court granted the Company's motion to stay all proceedings in this matter pending reexamination of the `420 patent by the United States Patent and Trademark Office.

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

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association seeking a determination that Bard did not have distribution rights to the Company's Recovery Filter(TM) under their 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery Filter a Product as defined in the 1992 Agreement. The parties are currently in discussions relating to the settlement of the remaining issues in the arbitration, for which hearings are otherwise scheduled to begin May 30, 2001.

Other than as described above, the Company has no material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

  (a)    Exhibits


     Exhibit No.  Description of Exhibit
     -----------  ----------------------

     10.1 Amendment No. 1 to Share Purchase Warrant, dated as of February 13, 2001, by and between NMT Medical, Inc. and Fletcher Spaght, Inc.

     10.2 Promissory Note, made on February 13, 2001, by Fletcher Spaght, Inc. in favor of NMT Medical, Inc.


  (b)    Reports on Form 8-K


On February 2, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had received notice on January 26, 2001 from the Nasdaq National Market ("NNM") that the NNM had determined to delist the Company's common stock from the NNM, effective at the opening of business on February 5, 2001, as a result of the Company not having been in compliance with its minimum $4 million net tangible asset requirement as reported in the Company's Form 10-Q for the quarterly period ended September 30, 2000, and that the Company would request a hearing to appeal NNM's determination.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NMT MEDICAL, INC.

Date: May 14, 2001               By:  /s/ John E. Ahern
                                      -----------------
                                      John E. Ahern
                                      President and Chief Executive Officer


Date: May 14, 2001               By:  /s/ Richard E. Davis
                                      --------------------
                                      Richard E. Davis
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.  Description of Exhibit
-----------  ----------------------

10.1 Amendment No. 1 to Share Purchase Warrant, dated as of February 13, 2001, by and between NMT Medical, Inc. and Fletcher Spaght, Inc.

10.2 Promissory Note, made on February 13, 2001, by Fletcher Spaght, Inc. in favor of NMT Medical, Inc.