Form 10-Q
period 2001-06-30
NMT MEDICAL INC
filed 2001-08-09
CIK 1017259

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

                  For the quarterly period ended June 30, 2001
                                       or

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                          95-4090463
          ------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     27 Wormwood Street, Boston, Massachusetts                  02210-1625
     ---------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (617) 737-0930


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 2001 there were 11,001,471 shares of Common Stock, $.001 par value per share, outstanding.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                        Page Number
Part I.  Financial Information
         ---------------------

         Item 1.   Financial  Statements

                   Consolidated Balance Sheets at June 30, 2001 and December 31, 2000......................................    3

                   Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000.........    4

                   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000...................    5

                   Notes to Consolidated Financial Statements..............................................................    6

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................   12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................   15

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings.........................................................................................   16

         Item 4. Submission of Matters to a Vote of Security Holders.......................................................   16

         Item 6. Exhibits and Reports on Form 8-K..........................................................................   17

Signatures.................................................................................................................   19

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                        At June 30,   At December 31,
                                                                           2001             2000
                                                                       ------------      ------------
Assets
Current assets:
  Cash and cash equivalents                                            $  5,828,090      $  6,761,144
  Accounts receivable, net of reserves of $1,024,000 and $1,079,000
      as of  June 30, 2001 and December 31, 2000, respectively            5,965,202         5,446,647
  Inventories                                                             3,011,003         3,440,254
  Prepaid expenses and other current assets                               1,313,397         1,115,070
                                                                       ------------      ------------

      Total current assets                                               16,117,692        16,763,115
                                                                       ------------      ------------

Property and equipment, at cost:
  Land and buildings                                                      4,650,000         4,650,000
  Laboratory and computer equipment                                       3,653,192         3,555,212
  Leasehold improvements                                                  3,142,586         3,129,897
  Equipment under capital lease                                           2,480,512         2,480,512
  Office furniture and equipment                                          1,103,341         1,103,662
                                                                       ------------      ------------

                                                                         15,029,631        14,919,283
  Less- Accumulated depreciation and amortization                        13,381,496        13,052,460
                                                                       ------------      ------------

                                                                          1,648,135         1,866,823
                                                                       ------------      ------------

Other assets                                                                472,622           461,474
                                                                       ------------      ------------

                                                                       $ 18,238,449      $ 19,091,412
                                                                       ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $  3,987,526      $  3,533,194
  Accrued expenses                                                        4,454,434         5,228,846
  Current portion of debt obligations                                       438,587         1,581,459
                                                                       ------------      ------------

      Total current liabilities                                           8,880,547        10,343,499
                                                                       ------------      ------------

Long-term debt obligations, net of current portion                        4,388,957         4,421,522

Commitments and Contingencies (Note 13)

Stockholders' equity
  Preferred stock, $.001 par value
    Authorized--3,000,000 shares
    Issued and outstanding--none
  Common stock, $.001 par value
    Authorized--30,000,000 shares
    Issued and outstanding--11,001,471 and 10,954,463 shares
      at June 30, 2001 and December 31, 2000, respectively                   11,002            10,955
  Additional paid-in capital                                             42,209,598        42,031,096
  Cumulative translation adjustment                                      (1,688,595)       (1,539,595)
  Accumulated deficit                                                   (35,563,060)      (36,176,065)
                                                                       ------------      ------------

      Total Stockholders' Equity                                          4,968,945         4,326,391
                                                                       ------------      ------------

                                                                       $ 18,238,449      $ 19,091,412
                                                                       ============      ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        For The Three Months Ended     For The Six Months Ended
                                                                 June 30,                      June 30,

                                                            2001           2000           2001          2000
                                                        -----------    -----------    -----------    -----------

Revenues:
   Product sales                                        $ 9,641,211    $ 9,000,572    $19,785,378    $18,756,399
   License fees and royalties                               196,975        192,857        401,146        442,090
                                                        -----------    -----------    -----------    -----------

                                                          9,838,186      9,193,429     20,186,524     19,198,489
                                                        -----------    -----------    -----------    -----------

Costs and Expenses:
   Cost of product sales                                  3,626,778      3,709,941      7,794,423      7,789,972
   Research and development                               1,117,357      1,372,265      2,217,287      2,646,891
   General and administrative                             2,657,900      2,135,121      5,270,164      4,533,381
   Selling and marketing                                  1,853,906      2,385,248      3,977,803      4,352,792
   Impairment of long-lived assets                               --      7,054,106             --      7,054,106
                                                        -----------    -----------    -----------    -----------

                                                          9,255,941     16,656,681     19,259,677     26,377,142
                                                        -----------    -----------    -----------    -----------

       Income (loss) from operations                        582,245     (7,463,252)       926,847     (7,178,653)

Other Income (Expense):
   Foreign currency transaction (loss) gain                  (5,074)       117,735         36,101        251,149
   Interest expense                                        (255,907)      (480,177)      (478,006)      (839,828)
   Interest income                                           45,637         57,089        128,063         66,833
                                                        -----------    -----------    -----------    -----------

                                                           (215,344)      (305,353)      (313,842)      (521,846)
                                                        -----------    -----------    -----------    -----------

   Net income (loss) from continuing operations             366,901     (7,768,605)       613,005     (7,700,499)
   Net loss from discontinued operations                         --       (932,596)            --       (932,596)
                                                        -----------    -----------    -----------    -----------

       Net income (loss)                                $   366,901    $(8,701,201)   $   613,005    $(8,633,095)
                                                        ===========    ===========    ===========    ===========


Income (loss) per common share - basic:
       Continuing operations                            $      0.03    $     (0.71)   $      0.06    $     (0.71)
       Discontinued operations                                   --          (0.09)            --          (0.09)
                                                        -----------    -----------    -----------    -----------
       Net income (loss)                                $      0.03    $     (0.80)   $      0.06    $     (0.79)
                                                        ===========    ===========    ===========    ===========

Income (loss) per common share - diluted:
       Continuing operations                            $      0.03    $     (0.71)   $      0.06    $     (0.71)
       Discontinued operations                                   --          (0.09)            --          (0.09)
                                                        -----------    -----------    -----------    -----------
       Net income (loss)                                $      0.03    $     (0.80)   $      0.06    $     (0.79)
                                                        ===========    ===========    ===========    ===========

Weighted average number of shares used to calculate
      income (loss) per common share:
       Basic                                             10,981,944     10,919,187     10,968,280     10,870,577
                                                        ===========    ===========    ===========    ===========

       Diluted                                           11,287,579     10,919,187     11,100,543     10,870,577
                                                        ===========    ===========    ===========    ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 For the Six Months Ended June 30,
                                                                                 --------------------------------

                                                                                        2001           2000
                                                                                    -----------    -----------

Cash flows from operating activities:
 Net income (loss)                                                                  $   613,005    $(8,633,095)
 Net loss from discontinued operations                                                       --       (932,596)
                                                                                    -----------    -----------
 Net income (loss) from continuing operations                                           613,005     (7,700,499)

 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities --
   Depreciation and amortization                                                        335,329        775,868
   Noncash interest expense relating to original issue discount                         209,865        394,472
   (Decrease) increase in accounts receivable reserves                                  (35,000)        64,239
   Impairment of long-lived assets                                                           --      7,054,106
   Stock-based compensation                                                              30,000             --
   Changes in assets and liabilities--
      Accounts receivable                                                              (551,356)       945,968
      Inventories                                                                       346,577        610,656
      Prepaid expenses and other current assets                                        (230,838)        19,473
      Accounts payable                                                                  574,020     (1,395,316)
      Accrued expenses                                                               (1,004,947)    (1,074,993)
                                                                                    -----------    -----------

      Net cash provided by (used in) continuing operations                              286,655       (306,026)
                                                                                    -----------    -----------

      Net cash used in discontinued operations                                               --     (1,555,575)
                                                                                    -----------    -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                            (110,348)       (10,091)
 Decrease in other assets                                                                    --        133,099
 Proceeds from sale of UK operations                                                         --     11,632,000
                                                                                    -----------    -----------

      Net cash (used in) provided by investing activities                              (110,348)    11,755,008
                                                                                    -----------    -----------

Cash flows from financing activities:
 Proceeds from exercise of common stock options and warrants                             19,350        484,512
 Proceeds from issuance of common stock pursuant to employee stock purchase plan         71,526         40,343
 Payments of  subordinated note payable                                              (1,000,000)      (500,000)
 Payments of financing arrangements                                                          --     (7,707,134)
 Payments of capital lease obligations                                                 (345,070)      (160,329)
                                                                                    -----------    -----------

      Net cash used in financing activities                                          (1,254,194)    (7,842,608)
                                                                                    -----------    -----------

Effect of exchange rate changes on cash                                                 144,833         68,553
                                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (933,054)     2,119,352
Cash and cash equivalents, beginning of period                                        6,761,144      3,533,475
                                                                                    -----------    -----------

Cash and cash equivalents, end of period                                            $ 5,828,090    $ 5,652,827
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for
       Interest                                                                     $   277,142    $   569,854
                                                                                    ===========    ===========

       Income Taxes Paid                                                            $        --    $    50,000
                                                                                    ===========    ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 1. OPERATIONS

 NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company or
 NMT) designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and cardiac septal repair devices. The Company's stents have been commercially launched in Europe and in the United States (U.S.) for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL(R) Septal Occluder is sold commercially in the U.S., for certain humanitarian uses only, and in Europe and other international markets. Through its neurosciences business unit, the Company develops, manufactures, markets and sells specialty devices for neurosurgery, including cerebral spinal fluid shunts and the Spetzler(TM) Titanium Aneurysm Clip. On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) surgical instruments and cryosurgery product lines and certain assets and liabilities for approximately $12.0 million in cash (see Note 4).

 The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

 Certain prior-period amounts have been reclassified to conform to the current period's presentation.

 2. INTERIM FINANCIAL STATEMENTS

 The accompanying consolidated financial statements as of June 30, 2001 and for the three and six month periods then ended are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2001.

 Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

 3.  INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                       June 30,    December 31,
                         2001           2000
                       ----------    ----------
    Components         $1,451,930    $1,723,209
    Finished goods      1,559,073     1,717,045
                       ----------    ----------

                       $3,011,003    $3,440,254
                       ==========    ==========

  Finished goods consist of materials, labor and manufacturing overhead.

 4.  SALE OF U.K. OPERATIONS OF NEUROSCIENCES BUSINESS UNIT

 On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery businesses and certain assets and liabilities, for approximately $12.0 million in cash. The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company recorded a gain on the sale of the U.K. operations of approximately $345,000 in the year ended December 31, 2000, representing a revision of those estimates made concerning the costs associated with the sale. The total net loss of $3.2 million was comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.8 million, and net assets sold of $11.4 million.

                       NMT Medical, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

 5.  SETTLEMENT OF LITIGATION

 On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants ("NMT France"), a wholly owned subsidiary of the Company, breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France was acting as the exclusive worldwide distributor of Sodem's products. Sodem sought approximately $18 million in damages in addition to costs and fees of their attorneys. NMT France filed a counterclaim for approximately $30 million plus costs. On February 23, 2001, NMT France and Sodem settled the litigation, resulting in a charge of $673,000 for the year ended December 31, 2000, including payment of a $500,000 settlement fee to Sodem in February 2001.

 6. DEBT OBLIGATIONS

 (a) Subordinated Note Payable

 The Company financed a significant portion of its 1998 acquisition of the neurosurgical instruments business of Elekta AB (PUBL) with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt is due September 30, 2003 with quarterly interest payable at 10.101% per annum and is subject to certain covenants, as amended.

 On September 13, 1999, the Company made a principal payment of $8 million in conjunction with the Senior Secured Debt (see Note 6(b)). The Company also used $6 million of its own cash to further reduce the principal amount of this note. In April 2000, the Company paid down $500,000 of this note with the proceeds from the sale of the U.K. operations of its neurosciences business unit. In January 2001 the Company paid down $200,000 of this note with the proceeds from the December 2000 sale of its investment in Image Technologies Corporation. In April 2001 the Company paid down $800,000 of this note in connection with the terms of the December 31, 2000 amendment of the subordinated note. For the three and six month periods ended June 30, 2001, approximately $94,000 and $114,000, respectively, was charged to interest expense in connection with the pro rata writedown of the unamortized original issue discount and deferred loan costs related to the subordinated note. At June 30, 2001 the outstanding balance of this note was $4,500,000, less approximately $382,000 of unamortized original issue discount.

 (b) Senior Secured Debt

 On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the Company's subordinated note payable (see
 Note 6(a)). In April 2000, the Company paid down this note in its entirety from the proceeds obtained in connection with the sale of the U.K. operations of its neurosciences business unit (see Note 4).

 (c)   Lines of Credit

 In September 2000, the Company entered into an equipment lease financing facility providing for borrowings of up to $250,000. Leases under this agreement are payable in equal monthly installments over 36 months. There were no borrowings under this facility as of June 30, 2001. Approximately $130,000 of equipment purchases at June 30, 2001 will be financed under this facility.

 7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

 Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury method, if dilutive. Options and warrants to purchase a total of 717,299 and 1,731,613 common shares for the three and six month periods ended June 30, 2001 and 2,265,317 and 2,265,317 common shares for the three and six month periods ended June 30, 2000 have been excluded from the computation of diluted weighted average shares outstanding as they are antidilutive.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

 8. STOCKHOLDERS' EQUITY

(a)  Option Repricing

 On March 1, 2001, the Company's Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company's current stock option plans. Under this exchange offer, certain employees elected to have a total of 324,771 existing options cancelled in exchange for 133,108 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options will be subject to variable plan accounting as defined in FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation. In addition, the Company has granted 87,150 additional options which are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and will revalue to market the repriced options, through the date of exercise, cancellation or expiration, at each reporting date. For the quarter ended June 30, 2001 compensation expense related to the repriced options was insignificant.

(b)  2001 Employee Stock Purchase Plan

 Effective October 1, 1997, the Company's shareholders approved the 1997 Employee Stock Purchase Plan (the "1997 ESPP"). The 1997 ESPP allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's common stock on either the beginning or ending date of each six month offering period.

 On June 7, 2001, the Company's shareholders voted to adopt a new employee stock purchase plan (the "2001 ESPP"). The Company has reserved 125,000 shares of common stock for issuance under the 2001 ESPP. The 2001 ESPP has substantially the same terms and conditions as the 1997 ESPP, which was terminated as of June 7, 2001.

 (c)   2001 Stock Incentive Plan

 On June 7, 2001, the Company's shareholders voted to adopt the 2001 Stock Incentive Plan (the "2001 Plan"). The Company has reserved 500,000 shares of common stock for issuance under the 2001 Plan. The 2001 Plan provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards, as appropriate, to eligible employees, officers, directors, consultants and advisors of the Company.

(d)  1996 Stock Option Plan for Non-Employee Directors

 On June 7, 2001, the Company's shareholders voted to approve an amendment to the 1996 Stock Option Plan for Non-Employee Directors (the "Director's Plan") to (i) increase the number of shares of the Company's common stock authorized for issuance thereunder from 150,000 shares to 225,000 shares; (ii) increase the number of shares underlying each option granted thereunder to newly elected directors from 10,000 to 15,000 shares; and (iii) increase the number of shares underlying each option granted thereunder following an annual meeting of shareholders from 2,500 to 5,000 shares.


 9. FOREIGN CURRENCY

 The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity (see Note 10). The cumulative foreign currency loss amounted to ($1,688,595) and ($1,539,595) as of June 30, 2001 and December 31, 2000, respectively. Additionally, the Company had foreign currency exchange transaction gains (losses) of approximately ($5,000) and $36,000 for the three and six month periods ended June 30, 2001 and $118,000 and $251,000 for the three and six month periods ended June 30, 2000. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


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


                                                For the Three Months Ended   For the Six Months Ended
                                                        June 30,                     June 30,
                                                      2001           2000         2001        2000
                                                  --------    -----------   ----------   ------------

 Net income (loss)                                $366,901    $(8,701,201)   $ 613,005    $(8,633,095)
 Foreign currency translation adjustments           32,221       (197,382)    (149,000)      (812,342)
                                                  --------    -----------   ----------   ------------
 Comprehensive income (loss)                      $399,122    $(8,898,583)   $ 464,005    $(9,445,437)
                                                  ========    ===========   ==========   ============

 11.  ACCRUED EXPENSES

 Accrued expenses consist of the following:

                                                                June 30,                   December 31,
                                                                  2001                        2000
                                                              -----------                 ------------

 Payroll and payroll related                                   $1,728,692                 $1,765,165
 Taxes                                                            458,801                    446,944
 Legal settlement                                                      --                    628,000
 Other accrued expenses                                         2,266,941                  2,388,737
                                                              -----------                 ----------
                                                               $4,454,434                 $5,228,846
                                                              ===========                 ==========

 12.  Segment Reporting

 The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance.

 The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets.

 The Company's operating segments include the cardiovascular business unit and the neurosciences business unit. Revenues for the cardiovascular business unit are derived from sales of the Simon Nitinol Filter(R) (SNF) and the CardioSEAL(R) Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosciences business unit are derived from sales of cerebral spinal fluid shunts and Spetzler(TM) Titanium Aneurysm Clips.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

 12. SEGMENT REPORTING (continued)

 The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                            For The Three Months Ended    For The Six Months Ended
                                                     June 30,                      June 30,
                                                2001           2000           2001         2000
                                             ----------    -----------    -----------  -----------

 Segment Revenues:
   Cardiovascular business unit              $5,895,186    $ 4,806,429    $11,802,524  $ 9,940,489
   Neurosciences business unit                3,943,000      4,387,000      8,384,000    9,258,000
                                             ----------    -----------    -----------  -----------

        Total                                $9,838,186    $ 9,193,429    $20,186,524  $19,198,489
                                             ==========    ===========    ===========  ===========

 Segment Interest Income:
   Cardiovascular business unit              $   45,637    $    57,089    $   108,063  $    66,833
   Neurosciences business unit                       --             --         20,000           --
                                             ----------    -----------    -----------  -----------

        Total                                $   45,637    $    57,089    $   128,063  $    66,833
                                             ==========    ===========    ===========  ===========


 Segment Interest Expense:
   Cardiovascular business unit              $  258,907    $   473,177    $   472,006     $770.828
   Neurosciences business unit                   (3,000)         7,000          6,000       69,000
                                             ----------    -----------    -----------  -----------
         Total                               $  255,907    $   480,177    $   478,006  $   839,828
                                             ==========    ===========    ===========  ===========


 Segment Depreciation and Amortization:
   Cardiovascular business unit              $  150,409    $   158,351    $   309,329  $   305,777
   Neurosciences business unit                    4,000        243,000         26,000      470,091
                                             ----------    -----------    -----------  -----------
        Total                                $  154,409    $   401,351    $   335,329  $   775,868
                                             ==========    ===========    ===========  ===========

  Segment Income:
   Cardiovascular business unit              $  141,901    $  (511,225)   $   342,005  $  (363,427)
   Neurosciences business unit                  225,000     (8,189,976)       271,000   (8,269,668)
                                             ----------    -----------    -----------  -----------
  Total                                      $  366,901    $(8,701,201)   $   613,005  $(8,633,095)
                                             ==========    ===========    ===========  ===========

 Segment balance sheet information is as follows:

                                        At June 30,    At December 31,
                                           2001              2000
                                        -----------      -----------
 Segment Long-Lived Tangible Assets:
   Cardiovascular business unit         $ 4,648,632      $ 4,550,284
   Neurosciences business unit           10,380,999       10,368,999
                                        -----------      -----------
          Total                         $15,029,631      $14,919,283
                                        ===========      ===========

                      NMT Medical, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


 13. Contingencies

 The Company is a party to the following legal proceedings that could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

 In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. On April 25, 2001, the Court granted the Company's motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office.

 In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. In light of the Arbitrator's award, the parties have repleaded the claims and counterclaims. In its amended claim, Elekta seeks approximately $1.7 million in damages. In its amended counterclaim, NMT seeks approximately $2.8 million in damages. The hearing on the merits of Elekta's claims and the Company's counterclaims has not been scheduled.

 On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard did not have distribution rights to the Company's Recovery Filter(TM) under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery Filter(TM) a Product as defined in the 1992 Agreement. The parties are currently in discussions relating to the settlement of the remaining issues in the arbitration, for which hearings are otherwise indefinitely postponed.

 Other than as described above, the Company has no material pending legal proceedings.

 14. NEW ACCOUNTING PRONOUNCEMENTS

 In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

 In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not anticipate that the adoption of the statement will have a material impact on operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues for the three months ended June 30, 2001 increased 7.0% to $9.8 million from $9.2 million for the three months ended June 30, 2000. Product sales increased 7.1% to $9.6 million compared to $9.0 million. An approximately $1.1 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximately $500,000 decrease in product sales from the neurosciences business unit. License fees and royalties for the three months ended June 30, 2001 increased 2.1% to $197,000 from $193,000 for the three months ended June 30, 2000.

COST OF PRODUCT SALES. Cost of product sales decreased by $83,000 to approximately $3.6 million for the three months ended June 30, 2001 from approximately $3.7 million for the three months ended June 30, 2000. Cost of product sales, as a percent of product sales, decreased to 37.6% for the three months ended June 30, 2001 as compared to 41.2 % for the three months ended June 30, 2000. The decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continuing shift of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines, partially offset by higher royalty rates under the Company's amended CardioSEAL (R) license agreement with Children's Medical Center Corporation.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 18.6% or $255,000 to approximately $1.1 million for the three months ended June 30, 2001 from approximately $1.4 million for the three months ended June 30, 2000. The decrease is primarily attributable to a combination of reduced headcount and related personnel expenses, and streamlined project focus on the vena cava filter and PFO closure opportunities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 24.5% to $2.7 million for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000. The increase is primarily attributable to a significant increase in legal fees, primarily associated with ongoing arbitration and litigation matters, partially offset by reduced headcount and by reduced depreciation and amortization expense in the neurosciences business unit related to an asset impairment write-down in the second quarter of 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased by 22.3% to approximately $1.9 million for the three months ended June 30, 2001 from approximately $2.4 million for the three months ended June 30, 2000. This decrease is primarily attributable to the substantial shift from direct to channel sales in the U.S. operations of the neurosciences business unit, which resulted in reduced sales and marketing personnel, commissions, benefits and travel expenses, and in reduced exhibition and symposium costs.

IMPAIRMENT OF LONG-LIVED ASSETS. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. This charge was the result of continued operating losses in the neurosciences business unit, which had caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. The long-lived assets consisted primarily of a building and other fixed assets located in the Company's Biot, France facility.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 decreased by 46.7% to $256,000 from $480,000 for the three months ended June 30, 2000. The decrease is partially attributable to the repayments of $200,000 in January 2001 and $800,000 in April 2001 in connection with the sale of the Company's investment in Image Technologies Corporation and amendment of the loan covenant terms of the subordinated note, respectively. In addition, there were non cash charges to interest expense of $94,000 and $275,000 for the three months ended June 30, 2001 and 2000, representing the prorated writeoff of original issue discount and deferred loan costs in connection with the April 2001 repayment of $800,000 of the subordinated note and the writeoff of deferred financing costs related to the repayment of the senior secured debt, respectively.

INTEREST INCOME. Interest income for the three months ended June 30, 2001 decreased by 20.0% to $46,000 from $57,000 for the three months ended June 30, 2000. This decrease is primarily attributable to the use of $1,000,000 in cash for repayments of the subordinated note in January and April 2001 and reduced money market interest rates.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues for the six months ended June 30, 2001 increased 5.1% to $20.2 million from $19.2 million for the six months ended June 30, 2000. Product sales increased 5.5% to $19.8 million compared to $18.8 million. An approximately $2.0 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximately $100,000 decrease in vena cava filter sales and a $900,000 decrease in product sales from the neurosciences business unit. License fees and royalties for the six months ended June 30, 2001 decreased 9.3% to $401,000 from $442,000 for the six months ended June 30, 2000 due to reduced sales by Boston Scientific Corporation of the Company's stent products.

COST OF PRODUCT SALES. Cost of product sales remained flat at approximately $7.8 million for the six months ended June 30, 2001 and 2000. Cost of product sales, as a percent of product sales, decreased to 39.4% for the six months ended June 30, 2001 as compared to 41.5 % for the six months ended June 30, 2000. The slight decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continuing shift of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines, offset by higher royalty rates under the Company's amended CardioSEAL (R) license agreement with Children's Medical Center Corporation.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 16.2% or $430,000 to approximately $2.2 million for the six months ended June 30, 2001 from approximately $2.6 million for the six months ended June 30, 2000. The decrease is primarily attributable to a combination of reduced headcount and related personnel expenses, reduced contract management, clinical monitoring, data management and site payments in support of the FDA approval process for various medical use applications of the CardioSEAL(R) and StarFlex(TM) products and streamlined project focus on the vena cava filter and PFO closure opportunities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 16.3% to $5.3 million for the six months ended June 30, 2001 from $4.5 million for the six months ended June 30, 2000. The increase is primarily attributable to a significant increase in legal fees associated with ongoing arbitration and litigation and general corporate matters, partially offset by reduced headcount and by reduced depreciation and amortization expense in the neurosciences business unit related to an asset impairment write-down in the second quarter of 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased by 8.6% to $4.0 million for the six months ended June 30, 2001 from $4.35 million for the six months ended June 30, 2000. This decrease is primarily attributable to the substantial shift from direct to channel sales in the U.S. operations of the neurosciences business unit, which resulted in reduced sales and marketing personnel, commissions, benefits and travel expenses, and to reduced exhibition and symposium costs, partially offset by increased salaries, commissions and travel associated with the development of a direct sales force for the CardioSEAL (R) product line in the United States and Europe.

IMPAIRMENT OF LONG-LIVED ASSETS. In the second quarter of 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. This charge was the result of continued operating losses in the neurosciences business unit, which had caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. The long-lived assets consisted primarily of a building and other fixed assets located in the Company's Biot, France facility.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 decreased by 43.1% to 478,000 from $840,000 for the six months ended June 30, 2000. The decrease is partially attributable to the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit and repayments of $200,000 in January 2001 and $800,000 in April 2001 in connection with the sale of the Company's investment in Image Technologies Corporation and amendment of the loan covenant terms of the subordinated note, respectively. In addition, there were non-cash charges to interest expense of $114,000 and $275,000 for the six months ended June 30, 2001 and 2000 representing the prorated writeoff of original issue discount and deferred loan costs in connection with the January 2001 and April 2001 repayments of $1,000,000 of the subordinated note and the writeoff of deferred financing costs related to the repayment of the senior secured debt, respectively.

INTEREST INCOME. Interest income for the six months ended June 30, 2001 increased to $128,000 from $67,000 for the six months ended June 30, 2000. This increase is primarily attributable to increased cash balances derived principally from the net proceeds, after debt repayments, from the sale of the U.K. operations of the Company's neurosciences business unit in April, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.8 million at June 30, 2001 as compared to $6.8 million as of December 31, 2000. During the six months ended June 30, 2001, the Company's operations provided cash of approximately $287,000 which consisted of approximately $613,000 of net income and approximately $540,000 of net noncash charges, offset by a $866,000 net decrease in cash related to working capital items, which included a payment of $500,000 in settlement of litigation (see Note 5 of Notes to Consolidated Financial Statements).

In July 1998, the Company financed a portion of the acquisition of Elekta Neurosurgical Instruments (ENI) with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company (see Note 6 of Notes to Consolidated Financial Statements). The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes, as needed. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. In April 2000, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the neurosciences business unit (see Note 4 of Notes to Consolidated Financial Statements) to reduce the subordinated note payable by $500,000 and to repay the entire senior secured debt balance of $7.3 million. In September 2000, the working capital portion of the senior secured debt facility was terminated by the bank. In January 2001 the Company repaid $200,000 of the subordinated note from the proceeds of the December 2000 sale of its investment in Image Technologies Corporation. In April 2001 the Company repaid $800,000 of the subordinated note under the terms of an amendment to the note, effective December 31, 2000, under which debt covenants relating to maintenance of tangible net equity, income before interest, depreciation and taxes and certain ratios were amended. At June 30, 2001, the Company was in compliance with these amended subordinated debt covenants.

Purchases of property and equipment for use in the Company's manufacturing, research and development and general and administrative activities amounted to $110,000 for the six months ended June 30, 2001. In September 2000, the Company entered into a new equipment financing agreement for up to a maximum of $250,000 of purchases based upon a 3-year term. As of June 30, 2001 approximately $130,000 of purchases were in the process of being financed under this arrangement, leaving approximately $120,000 available to finance future equipment purchases.

The Company is party to various contractual arrangements including royalty arrangements and employment and consulting agreements with current employees and consultants. Minimum guaranteed royalty payments for the balance of 2001 are approximately $138,000.

The Company also has committed to purchase certain minimum quantities of the vena cava filter component from a supplier through June 2001, which agreement has been extended through December 2001.

All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others may require termination or severance payments as part of any early termination.

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

The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least the end of 2001.

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

As of June 30, 2001, the impact of the euro conversion has not had a material impact on the operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. On April 25, 2001, the Court granted the Company's motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office.

In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. In light of the Arbitrator's award, the parties have repleaded the claims and counterclaims. In its amended claim, Elekta seeks approximately $1.7 million in damages. In its amended counterclaim, NMT seeks approximately $2.8 million in damages. The hearing on the merits of Elekta's claims and the Company's counterclaims has not been scheduled.

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard did not have distribution rights to the Company's Recovery Filter(TM) under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery Filter(TM) a Product as defined in the 1992 Agreement. The parties are currently in discussions relating to the settlement of the remaining issues in the arbitration, for which hearings are otherwise indefinitely postponed.

Other than as described above, the Company has no material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders of the Company was held on June 7, 2001 (the "Meeting"). Present at the meeting in person or through representation by proxy were a total of 10,084,843 shares of Common Stock out of a total of 10,975,869 shares entitled to vote, thereby making a quorum. The action taken at the Meeting consisted of (1) the election of seven members of the Board of Directors of the Company, each to serve for a one-year term; (2) approval of an amendment to the 1996 Stock Option Plan for Non-Employee Directors to (i) increase the number of shares of the Company's common stock authorized for issuance thereunder from 150,000 shares to 225,000 shares, (ii) increase the number of shares underlying each option granted thereunder to newly elected directors from 10,000 to 15,000 shares and (iii) increase the number of shares underlying each option granted thereunder following an annual meeting of stockholders from 2,500 to 5,000 shares; (3) approval of the Company's 2001 Employee Stock Purchase Plan and the reservation of 125,000 shares of common stock for issuance thereunder; (4) approval of the Company's 2001 Stock Incentive Plan and the reservation of 500,000 shares of common stock for issuance thereunder; and (5) ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year. The results of the voting on the matters presented to the stockholders at the Meeting are as follows:

                            VOTES           VOTES
DIRECTORS                    FOR           WITHHELD
------------------------------------------------------
John E. Ahern              8,742,523      1,342,320
Robert G. Brown            9,420,023        664,820
Cheryl L. Clarkson         9,420,023        664,820
R. John Fletcher           9,370,862        713,981
James E. Lock, M.D.        9,370,862        713,981
Francis J. Martin          9,420,023        664,820
Morris Simon, M.D.         9,420,023        664,820

There were no abstentions or broker non-votes on this matter.

                                              VOTES                VOTES       VOTES
                                               FOR               WITHHELD    ABSTAINED   UNVOTED
                                            ========             ==========  =========  =========
AMENDMENT TO 1996 STOCK OPTION PLAN
 FOR NON-EMPLOYEE DIRECTORS                4,618,851              1,413,446   247,250   3,805,296

APPROVAL OF 2001 EMPLOYEE STOCK
 PURCHASE PLAN                             6,005,739                 34,408   239,400   3,805,296

APPROVAL OF 2001 STOCK INCENTIVE PLAN      4,615,659              1,426,388   237,500   3,805,296

RATIFICATION OF ARTHUR ANDERSEN LLP       10,072,843                  3,900     8,100          --


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

  (a)  Exhibits

Exhibit No.  Description of Exhibit
-----------  ----------------------
  10.1 Amendment No. 1 dated April 26, 2001 to Company 1996 Stock Option Plan for Non-Employee Directors
  10.2       Company 2001 Stock Incentive Plan
  10.3+ Amendment to Manufacturing Agreement by and between the Company and Lake Region Manufacturing, Inc., dated April 5, 2001
  10.4       Company 2001 Employee Stock Purchase Plan

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.


  (b)  Reports on Form 8-K

On April 17, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the 2001 Annual Meeting of Stockholders was to be held on June 7, 2001 and that stockholders of record at the close of business on April 23, 2001 would be entitled to notice and to vote at the Meeting.

On April 20, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had received notice from the Nasdaq National Market (the "NNM") that the Nasdaq Listing Qualifications Panel (the "Panel") of the NNM had determined to continue the listing of the Company's common stock on the NNM. This notice followed a hearing before the

Panel held on March 22, 2001 where representatives of the Company presented evidence relating to the Company's ongoing ability to meet the NNM's continued listing requirements, including the maintenance of net tangible assets equal to at least $4 million.

On June 11, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the results of the 2001 Annual Meeting of Stockholders held on June 7, 2001, and also announcing that C. Leonard Gordon resigned as a director of the Company on June 1, 2001, that Mr. Gordon cited certain disagreements with management and that Mr. Gordon was not a nominee of the board of directors for election at the annual meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NMT MEDICAL, INC.

Date: August 9, 2001        By:  /s/ John E. Ahern
                                 -----------------

                                John E. Ahern
                                President and Chief Executive Officer


Date: August 9, 2001        By:  /s/ Richard E. Davis
                                 --------------------

                                Richard E. Davis
                                Vice President and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.  Description of Exhibit
-----------  ----------------------
  10.1 Amendment No. 1 dated April 26, 2001 to Company 1996 Stock Option Plan for Non-Employee Directors
  10.2       Company 2001 Stock Incentive Plan
  10.3+ Amendment to Manufacturing Agreement by and between the Company and Lake Region Manufacturing, Inc., dated April 5, 2001
  10.4       Company 2001 Employee Stock Purchase Plan

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.