Form 10-Q
period 2001-09-30
NMT MEDICAL INC
filed 2001-11-08
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                       or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

                         Commission File No. 000-21001

                               NMT MEDICAL, INC.
             ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                    Delaware                          95-4090463
 -----------------------------------------------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)


     27 Wormwood Street, Boston, Massachusetts                  02210-1625
     -----------------------------------------                 -----------
      (Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (617) 737-0930


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 1, 2001 there were 11,061,078 shares of Common Stock, $.001 par value per share, outstanding.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                      Page Number


Part I.  Financial Information
         ---------------------
   Item 1. Financial Statements

   Consolidated Balance Sheets at September 30, 2001 and December 31, 2000............................                    3

   Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and
      2000............................................................................................                    4

   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000........                    5

   Notes to Consolidated Financial Statements.........................................................                    6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......                   12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................                   16

Part II  Other Information
         ------------------

   Item 1. Legal Proceedings..........................................................................                   16

   Item 6. Exhibits and Reports on Form 8-K...........................................................                   17

Signatures............................................................................................                   18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                         At September 30,   At December 31,
                                                                                              2001              2000
                                                                                         ------------      ------------
Assets
Current assets:
  Cash and cash equivalents                                                              $  6,101,796      $  6,761,144
  Accounts receivable, net of reserves of $1,129,000 and $1,079,000, respectively           6,387,857         5,446,647
  Inventories                                                                               2,728,380         3,440,254
  Prepaid expenses and other current assets                                                 1,410,948         1,115,070
                                                                                         ------------      ------------

      Total current assets                                                                 16,628,981        16,763,115
                                                                                         ------------      ------------

Property and equipment, at cost:
  Land and buildings                                                                        4,650,000         4,650,000
  Laboratory and computer equipment                                                         3,685,162         3,555,212
  Leasehold improvements                                                                    3,147,586         3,129,897
  Equipment under capital lease                                                             2,480,512         2,480,512
  Office furniture and equipment                                                            1,094,341         1,103,662
                                                                                         ------------      ------------

                                                                                           15,057,601        14,919,283
  Less- Accumulated depreciation and amortization                                          13,538,328        13,052,460
                                                                                         ------------      ------------

                                                                                            1,519,273         1,866,823
                                                                                         ------------      ------------

Other assets                                                                                  455,423           461,474
                                                                                         ------------      ------------

                                                                                         $ 18,603,677      $ 19,091,412
                                                                                         ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                       $  3,327,765      $  3,533,194
  Accrued expenses                                                                          4,734,046         5,228,846
  Current portion of debt obligations                                                         392,345         1,581,459
                                                                                         ------------      ------------

      Total current liabilities                                                             8,454,156        10,343,499
                                                                                         ------------      ------------

Long-term debt obligations, net of current portion                                          4,372,017         4,421,522
                                                                                         ------------      ------------

Commitments and Contingencies (Note 13)

Stockholders' equity
  Common stock, $.001 par value
    Authorized--30,000,000 shares
    Issued and outstanding--11,031,237 and 10,954,463 shares, respectively                     11,031            10,955
  Additional paid-in capital                                                               42,313,255        42,031,096
  Cumulative translation adjustment                                                        (1,573,647)       (1,539,595)
  Accumulated deficit                                                                     (34,973,135)      (36,176,065)
                                                                                         ------------      ------------

      Total Stockholders' Equity                                                            5,777,504         4,326,391
                                                                                         ------------      ------------

                                                                                         $ 18,603,677      $ 19,091,412
                                                                                         ============      ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        For The Three Months Ended     For The Nine Months Ended
                                                              September 30,                  September 30,
                                                        --------------------------    ---------------------------
                                                            2001           2000           2001            2000
                                                        -----------    -----------    -----------    ------------

Revenues:
   Product sales                                        $ 9,679,412    $ 8,992,108    $29,464,790    $ 27,748,507
   License fees and royalties                               136,403        202,184        537,549         644,274
                                                        -----------    -----------    -----------    ------------

                                                          9,815,815      9,194,292     30,002,339      28,392,781
                                                        -----------    -----------    -----------    ------------

Costs and Expenses:
   Cost of product sales                                  3,765,393      4,356,164     11,559,816      12,146,136
   Research and development                               1,065,676      1,333,965      3,282,963       3,980,856
   General and administrative                             2,047,900      3,496,523      7,318,064       8,029,904
   Selling and marketing                                  2,132,441      2,273,876      6,110,244       6,626,668
   Impairment of long-lived assets                               --             --             --       7,054,106
                                                        -----------    -----------    -----------    ------------

                                                          9,011,410     11,460,528     28,271,087      37,837,670
                                                        -----------    -----------    -----------    ------------

       Income (loss) from operations                        804,405     (2,266,236)     1,731,252      (9,444,889)

Other (Expense) Income:
   Foreign currency transaction (loss) gain                 (88,720)       189,188        (52,619)        440,337
   Interest expense                                        (166,100)      (199,058)      (644,106)     (1,038,886)
   Interest income                                           40,340         69,046        168,403         135,879
                                                        -----------    -----------    -----------    ------------

                                                           (214,480)        59,176       (528,322)       (462,670)
                                                        -----------    -----------    -----------    ------------

   Income (loss) from continuing operations                 589,925     (2,207,060)     1,202,930      (9,907,559)
   Loss from discontinued operations                             --             --             --        (932,596)
                                                        -----------    -----------    -----------    ------------
       Net income (loss)                                $   589,925    $(2,207,060)   $ 1,202,930    $(10,840,155)
                                                        ===========    ===========    ===========    ============


Income (loss) per common share - basic:
       Continuing operations                            $      0.05    $     (0.20)   $      0.11    $      (0.91)
       Discontinued operations                                   --             --             --           (0.09)
                                                        -----------    -----------    -----------    ------------
       Net income (loss)                                $      0.05    $     (0.20)   $      0.11    $      (1.00)
                                                        ===========    ===========    ===========    ============

Income (loss) per common share - diluted:
       Continuing operations                            $      0.05    $     (0.20)   $      0.11    $      (0.91)
       Discontinued operations                                   --             --             --           (0.09)
                                                        -----------    -----------    -----------    ------------
       Net income (loss)                                $      0.05    $     (0.20)   $      0.11    $      (1.00)
                                                        ===========    ===========    ===========    ============

Weighted average number of shares used to calculate
      income (loss) per common share:
       Basic                                             11,005,940     10,939,330     10,980,971      10,893,663
                                                        ===========    ===========    ===========    ============

       Diluted                                           11,543,678     10,939,330     11,231,557      10,893,663
                                                        ===========    ===========    ===========    ============



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                               For the Nine Months Ended September 30,
                                                                               ---------------------------------------
                                                                                       2001            2000
                                                                                    -----------    ------------

Cash flows from operating activities:
 Net income (loss)                                                                  $ 1,202,930    $(10,840,155)
 Loss from discontinued operations                                                           --        (932,596)
                                                                                    -----------    ------------
 Income (loss) from continuing operations                                             1,202,930      (9,907,559)

 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities --
   Depreciation and amortization                                                        496,309         952,094
   Noncash interest expense relating to original issue discount                         255,516         433,232
   Increase in accounts receivable reserves                                              68,500         389,239
   Impairment of long-lived assets                                                           --       7,054,106
   Stock-based compensation                                                              62,667              --
   Changes in assets and liabilities--
      Accounts receivable                                                            (1,009,434)      1,625,547
      Inventories                                                                       665,766       1,254,636
      Prepaid expenses and other current assets                                        (315,767)        346,265
      Accounts payable                                                                     (378)     (2,281,568)
      Accrued expenses                                                                 (689,156)        102,010
                                                                                    -----------    ------------

      Net cash provided by (used in) continuing operations                              736,953         (31,998)
                                                                                    -----------    ------------

      Net cash used in discontinued operations                                               --      (1,974,117)
                                                                                    -----------    ------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                            (138,318)        (83,619)
 Decrease in other assets                                                                 4,000         283,349
 Proceeds from sale of UK operations                                                         --      11,632,000
                                                                                    -----------    ------------

      Net cash (used in) provided by investing activities                              (134,318)     11,831,730
                                                                                    -----------    ------------

Cash flows from financing activities:
 Proceeds from exercise of common stock options and warrants                             90,369         527,512
 Proceeds from issuance of common stock pursuant to employee stock purchase plan         71,526          40,343
 Payments of subordinated note payable                                               (1,000,000)       (500,000)
 Payments of financing arrangements                                                          --      (7,707,134)
 Payments of capital lease obligations                                                 (444,852)       (366,037)
                                                                                    -----------    ------------

      Net cash used in financing activities                                          (1,282,957)     (8,005,316)
                                                                                    -----------    ------------

Effect of exchange rate changes on cash                                                  20,974         165,374
                                                                                    -----------    ------------

Net (decrease) increase in cash and cash equivalents                                   (659,348)      1,985,673
Cash and cash equivalents, beginning of period                                        6,761,144       3,533,475
                                                                                    -----------    ------------

Cash and cash equivalents, end of period                                            $ 6,101,796    $  5,519,148
                                                                                    ===========    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for
       Interest                                                                     $   281,953    $    634,993
                                                                                    ===========    ============

       Income Taxes                                                                 $        --    $     50,000
                                                                                    ===========    ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. OPERATIONS

NMT Medical, Inc. (the "Company" or "NMT") designs, develops and markets innovative medical devices that utilize advanced technologies and are delivered by minimally invasive procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's patented medical devices include self-expanding stents, vena cava filters and cardiac septal repair devices. The Company's stents have been commercially launched in Europe and in the United States ("U.S.") for certain indications, its vena cava filters are marketed in the U.S. and abroad and the CardioSEAL(R) Septal Occluder is sold commercially in the U.S., for certain humanitarian uses only, and in Europe and other international markets. Through its neurosciences business unit, the Company develops, manufactures, markets and sells specialty devices for neurosurgery, including cerebral spinal fluid shunts and aneurysm clips. On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to C.R. Bard, Inc. ("Bard") (see Note 15).

The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior-period amounts have been reclassified to conform to the current period's presentation.

2. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2001.

Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

3.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                September 30,  December 31,
                                   2001          2000
                                ----------    ----------
    Components                  $1,493,454    $1,723,209
    Finished goods               1,234,926     1,717,045
                                ----------    ----------
                                $2,728,380    $3,440,254
                                ==========    ==========

Finished goods consist of materials, labor and manufacturing overhead.

4.  DISCONTINUED OPERATION

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

                       NMT MEDICAL, INC. AND SUBSIDIARIES

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

In January 2001 the Company paid down $200,000 of this note with the proceeds from its December 2000 sale of its investment in Image Technologies Corporation. In April 2001 the Company paid down $800,000 of this note in connection with the terms of the December 31, 2000 amendment of the subordinated note. For the nine months ended September 30, 2001, approximately $114,000 was charged to interest expense in connection with the pro rata writedown of the unamortized original issue discount and deferred loan costs related to the subordinated note. At September 30, 2001 the outstanding balance of this note was $4,500,000, less approximately 345,000 of unamortized original issue discount. On November 5, 2001, the subordinated note was repaid in full from the proceeds of the sale of the assets comprising the Company's vena cava filter product line to Bard (see
Note 15).

(b) Line of Credit

In September 2000, the Company entered into an equipment lease financing facility providing for borrowings of up to $250,000. Leases under this agreement are payable in equal monthly installments over 36 months. There were no borrowings under this facility as of September 30, 2001.

7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury method, if dilutive. Options and warrants to purchase a total of 225,483 and 472,483 common shares for the three and nine month periods ended September 30, 2001, respectively, and 2,482,302 and 2,482,302 common shares for the three and nine month periods ended September 30, 2000, respectively, have been excluded from the computation of diluted weighted average shares outstanding as they are not dilutive.

                      NMT MEDICAL, INC. AND SUBSIDIARIES

7. NET INCOME PER COMMON SHARE AND COMMON EQUIVALENT SHARE (continued)

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

                                                                For the                     For the
                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                        ----------------------      ----------------------
                                                          2001          2000          2001          2000
                                                        --------      --------      ---------     --------

Weighted average common shares outstanding             11,005,940    10,939,330   10,980,971     10,893,663
Dilutive effect of assumed exercise of
  stock options and warrants                              537,738            --      250,586             --
                                                       ----------    ----------   ----------     ----------
Weighted average common shares outstanding
 assuming exercise of stock options and warrants       11,543,678    10,939,330   11,231,557     10,893,663
                                                       ==========    ==========   ==========     ==========

8. STOCKHOLDERS' EQUITY

(a) Option Repricing

On March 1, 2001, the Company's Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company's current stock option plans. Under this exchange offer, certain employees elected to have a total of 324,771 existing options cancelled in exchange for 133,108 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options will be subject to variable plan accounting as defined in FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation". In addition, the Company has granted 87,150 additional options which are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and will revalue to market the repriced options, through the date of exercise, cancellation or expiration, at each reporting date. For the three and nine month periods ended September 30, 2001 compensation expense related to the repriced options was approximately $33,000.

(b)  2001 Employee Stock Purchase Plan

On June 7, 2001, the Company's shareholders voted to adopt a new employee stock purchase plan (the "2001 ESPP"). The Company has reserved 125,000 shares of common stock for issuance under the 2001 ESPP. The 2001 ESPP has substantially the same terms and conditions as the 1997 employee stock purchase plan, which was terminated as of June 7, 2001. Eligible employees may purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's common stock on either the beginning or ending date of each six month offering period. For the initial offering period, from inception through September 30, 2001, 25,091 shares were issued to participating employees on October 1, 2001.

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

                      NMT MEDICAL, INC. AND SUBSIDIARIES

9. FOREIGN CURRENCY

The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity (see Note 10). The cumulative foreign currency loss amounted to ($1,573,647) and ($1,539,595) as of September 30, 2001 and December 31, 2000, respectively. Additionally, the Company had foreign currency exchange transaction (losses) gains of approximately ($89,000) and ($53,000) for the three and nine month periods ended September 30, 2001 and approximately $189,000 and $440,000 for the three and nine month periods ended September 30, 2000. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10. COMPREHENSIVE INCOME

The only components of comprehensive income (loss) reported by the Company are net income and foreign currency translation adjustments.

                                                 For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                September 30,
                                                   2001         2000           2001           2000
                                                 --------    -----------   ------------   ------------

Net income (loss)                                $589,925    $(2,207,060)    $1,202,930   $(10,840,155)
Foreign currency translation adjustments          114,948       (206,003)       (34,052)    (1,018,342)
                                                 --------    -----------   ------------   ------------
Comprehensive income (loss)                      $704,873    $(2,413,063)    $1,168,878   $(11,858,497)
                                                 ========    ===========   ============   ============

11.  ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                     September 30,  December 31,
                                                         2001          2000
                                                     -----------   ------------

Payroll and payroll related                          $ 1,907,013     $1,765,165
Taxes                                                    597,726        446,944
Legal settlement                                              --        628,000
Other accrued expenses                                 2,229,307      2,388,737
                                                     -----------   ------------

                                                     $ 4,734,046   $  5,228,846
                                                     ===========   ============


                       NMT MEDICAL, INC. AND SUBSIDIARIES

12. SEGMENT REPORTING

The Company's operating segments include the cardiovascular business unit and the neurosciences business unit. Revenues for the cardiovascular business unit are derived from sales of the Simon Nitinol Filter(R) (SNF) and the CardioSEAL(R) Septal Occluder, as well as from licensing revenues from the Company's self-expanding stents. Revenues for the neurosciences business unit are derived from sales of cerebral spinal fluid shunts and aneurysm clips. Segment information is presented as follows:

                                          For The Three Months Ended    For The Nine Months Ended
                                                 September 30,                September 30,
                                                2001         2000           2001         2000
                                            ----------   -----------    -----------  ------------

Segment Revenues:
  Cardiovascular business unit              $6,215,815   $ 4,997,292    $18,018,339  $ 14,937,781
  Neurosciences business unit                3,600,000     4,197,000     11,984,000    13,455,000
                                            ----------   -----------    -----------  ------------

      Total                                 $9,815,815   $ 9,194,292    $30,002,339  $ 28,392,781
                                            ==========   ===========    ===========  ============

Segment Interest Income:
  Cardiovascular business unit              $   37,340   $    69,046    $   145,403  $    135,879
  Neurosciences business unit                    3,000            --         23,000            --
                                            ----------   -----------    -----------  ------------

      Total                                 $   40,340   $    69,046    $   168,403  $    135,879
                                            ==========   ===========    ===========  ============


Segment Interest Expense:
  Cardiovascular business unit              $  164,100   $   199,058    $   636,106  $    969,886
  Neurosciences business unit                    2,000            --          8,000        69,000
                                            ----------   -----------    -----------  ------------

      Total                                 $  166,100   $   199,058    $   644,106  $  1,038,886
                                            ==========   ===========    ===========  ============


Segment Depreciation and Amortization:
  Cardiovascular business unit              $  151,980   $   176,226    $   461,309  $    482,003
  Neurosciences business unit                    9,000            --         35,000       470,091
                                            ----------   -----------    -----------  ------------
      Total                                 $  160,980   $   176,226    $   496,309  $    952,094
                                            ==========   ===========    ===========  ============


Segment Income:
  Cardiovascular business unit              $  547,925   $(1,007,060)   $   905,930  $ (1,370,487)
  Neurosciences business unit                   42,000    (1,200,000)       297,000    (9,469,668)
                                            ----------   -----------    -----------  ------------

      Total                                 $  589,925   $(2,207,060)   $ 1,202,930  $(10,840,155)
                                            ==========   ===========    ===========  ============


Segment balance sheet information is as follows:

                                          At September 30,  At December 31,
                                                2001             2000
                                            -----------      -----------
Segment Long-Lived Tangible Assets:
  Cardiovascular business unit              $ 4,672,602      $ 4,550,284
  Neurosciences business unit                10,384,999       10,368,999
                                            -----------      -----------

      Total                                 $15,057,601      $14,919,283
                                            ===========      ===========


                       NMT MEDICAL, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

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

On or about September 24, 2001, the Company's three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal, Sud-est (Nice) ("Reassessment"). The French authorities are seeking from the above-named NMT entities in excess of FF11 million (approximately $1.5 million, assuming an exchange rate of FF7.21 = USD1.00) in back taxes, interest and penalties. The Company intends to assert a significant portion of these claims as part of a further amended counterclaim against Elekta in the arbitration currently pending in the LCIA and to otherwise appeal the Reassessment.

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that C. R. Bard, Inc. ("Bard") did not have distribution rights to the Company's Recovery(TM) Filter under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery(TM) Filter a Product as defined in the 1992 Agreement. The parties have settled all issues related to the arbitration through the execution of a general release delivered pursuant to the sale by the Company of the assets of its vena cava filter product line to Bard on November 5, 2001 (see Note 15).

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center ("Beth Israel") a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of general release documents which became effective on November 5, 2001. The hearing on the merits of the disputes between the Company and Dr. Simon has not been scheduled. Dr. Simon is a director of the Company.

Other than as described above, the Company has no material pending legal proceedings.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

14. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not anticipate that the adoption of the statement will have a material impact on its operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

15. SUBSEQUENT EVENT

On November 5, 2001 the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company will receive $27 million in upfront cash payments plus up to $7 million tied to certain Company performance and delivery milestones. The Company will also receive ongoing royalty payments from Bard on sales of the vena cava filter products and will continue to manufacture the products for an interim period of time, as defined in the agreement. In addition, the Company and Bard settled their ongoing arbitration by execution of general release documents (see Note 13).



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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues for the three months ended September 30, 2001 increased 6.5% to $9.8 million from $9.2 million for the three months ended September 30, 2000. Product sales increased 7.8% to $9.7 million compared to $9.0 million. An approximately $2.1 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximate $800,000 decrease in vena cava filter product sales and a $600,000 decrease in product sales from the neurosciences business unit. License fees and royalties for the three months ended September 30, 2001 decreased 32.7% to $136,000 from $202,000 for the three months ended September 30, 2000.

COST OF PRODUCT SALES. Cost of product sales decreased by $591,000 to approximately $3.8 million for the three months ended September 30, 2001 from approximately $4.4 million for the three months ended September 30, 2000. Cost of product sales, as a percent of product sales, decreased to 38.9% for the three months ended September 30, 2001 as compared to 48.4% for the three months ended September 30, 2000. The decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continuing shift of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 20.1% or $268,000 to approximately $1.1 million for the three months ended September 30, 2001 from approximately $1.3 million for the three months ended September 30, 2000. The decrease is primarily attributable to a combination of reduced headcount and related personnel expenses, and streamlined project focus on the vena cava filter and PFO closure opportunities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 41.4% to approximately $2.0 million for the three months ended September 30, 2001 from $3.5 million for the three months ended September 30, 2000. The decrease is primarily attributable to the establishment of certain allowances for overdue accounts receivable and other reserves during the prior year and reduced headcount.

SELLING AND MARKETING. Selling and marketing expenses decreased by 6.2% to approximately $2.1 million for the three months ended September 30, 2001 from approximately $2.3 million for the three months ended September 30, 2000. This decrease is primarily attributable to the substantial shift from direct to channel sales in the U.S. operations of the neurosciences business unit, which resulted in reduced sales and marketing personnel, commissions, benefits and travel expenses.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001 decreased by 16.6% to $166,000 from $199,000 for the three months ended September 30, 2000. The decrease is primarily attributable to the repayments of the Company's subordinated note of $200,000 in January 2001 and $800,000 in April 2001 in connection with the sale of the Company's investment in Image Technologies Corporation and amendment of the loan covenant terms of the subordinated note, respectively.

INTEREST INCOME. Interest income for the three months ended September 30, 2001 decreased by 41.6% to $40,000 from $69,000 for the three months ended September 30, 2000. This decrease is primarily attributable to the use of $1,000,000 in cash for partial repayment of the subordinated note in January 2001 and April 2001 and reduced money market interest rates.

INCOME TAXES. The Company has not provided for income taxes in 2001 due to the utilization of net operating loss carryforwards for which income tax benefit had not been provided in the corresponding loss periods.



NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues for the nine months ended September 30, 2001 increased 5.7% to $30.0 million from $28.4 million for the nine months ended September 30, 2000. Product sales increased 6.2% to $29.5 million compared to $27.8 million. An approximate $4.1 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximate $900,000 decrease in vena cava filter sales and a $1.5 million decrease in product sales from the neurosciences business unit. License fees and royalties for the nine months ended September 30, 2001 decreased 16.5% to $538,000 from $644,000 for the nine months ended September 30, 2000 due to reduced sales by Boston Scientific Corporation of the Company's stent products.

COST OF PRODUCT SALES. Cost of product sales decreased 4.8% to approximately $11.6 million for the nine months ended September 30, 2001 from approximately $12.1 million for the nine months ended September 30, 2000. Cost of product sales, as a percent of product sales, decreased to 39.2% for the nine months ended September 30, 2001 as compared to 43.8% for the nine months ended September 30, 2000. The decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continuing shift of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders which have a lower product cost as a percent of sales than the Company's other product lines, offset by higher royalty rates under the Company's amended CardioSEAL (R) license agreement with Children's Medical Center Corporation.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by 17.5% or $698,000 to approximately $3.3 million for the nine months ended September 30, 2001 from approximately $4.0 million for the nine months ended September 30, 2000. The decrease is primarily attributable to a combination of reduced headcount and related personnel expenses, reduced contract management, clinical monitoring, data management and site payments in support of the FDA approval process for various medical use applications of the CardioSEAL(R) and StarFlex(TM) products and streamlined project focus on the vena cava filter and PFO closure opportunities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 8.9% to approximately $7.3 million for the nine months ended September 30, 2001 from $8.0 million for the nine months ended September 30, 2000. The decrease is primarily attributable to reduced headcount, decreased depreciation and amortization expense in the neurosciences business unit related to an asset impairment write-down in the second quarter of 2000 and the establishment of certain allowances for overdue accounts receivable and other reserves during the prior year, partially offset by increased legal fees associated with arbitration, litigation and general corporate matters.

SELLING AND MARKETING. Selling and marketing expenses decreased by 7.8% to $6.1 million for the nine months ended September 30, 2001 from $6.6 million for the nine months ended September 30, 2000. This decrease is primarily attributable to the substantial shift from direct to channel sales in the U.S. operations of the neurosciences business unit, which resulted in reduced sales and marketing personnel, commissions, benefits and travel expenses, partially offset by increased sales commissions and travel associated with the increased sales of the CardioSEAL (R) product line in the United States and Europe.

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

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 decreased by 38.0% to approximately $644,000 from $1.0 million for the nine months ended September 30, 2000. The decrease is partially attributable to the repayment of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit and repayments of $200,000 in January 2001 and $800,000 in April 2001 in connection with the sale of the Company's investment in Image Technologies Corporation and amendment of the loan covenant terms of the subordinated note, respectively. In addition, there were non-cash charges to interest expense of $114,000 and $275,000 for the nine months ended September 30, 2001 and 2000 representing the prorated writeoff of original issue discount and deferred loan costs in connection with the January 2001 and April 2001 repayment of $1,000,000 of the subordinated note and the writeoff of deferred financing costs related to the repayment of the senior secured debt, respectively.

INTEREST INCOME. Interest income for the nine months ended September 30, 2001 increased by 23.9% to $168,000 from $136,000 for the nine months ended September 30, 2000. This increase is primarily attributable to increased cash balances derived principally from the net proceeds, after debt repayments, from the sale of the U.K. operations of the Company's neurosciences business unit in April 2000.

INCOME TAXES. The Company has not provided for income taxes in 2001 due to the utilization of net operating loss carryforwards for which income tax benefit had not been provided in the corresponding loss periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.1 million at September 30, 2001 as compared to $6.8 million as of December 31, 2000. During the nine months ended September 30, 2001, the Company's operations provided cash of approximately $737,000 which consisted of approximately $1,203,000 of net income and approximately $883,000 of net noncash charges, offset by a

$1,349,000 net decrease in cash related to working capital items, which included a payment of $500,000 in settlement of litigation (see Note 5 of Notes to Consolidated Financial Statements).

In July 1998, the Company financed a portion of the acquisition of Elekta Neurosurgical Instruments ("ENI") with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company (see Note 6 of Notes to Consolidated Financial Statements). The subordinated note is due September 30, 2003 with quarterly interest payable at 10.101% per annum. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes, as needed. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. In April 2000, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the neurosciences business unit (see Note 4 of Notes to Consolidated Financial Statements) to reduce the subordinated note payable by $500,000 and to repay the entire senior secured debt balance of $7.3 million. In September 2000, the working capital portion of the senior secured debt facility was terminated by the bank. In January 2001 the Company repaid $200,000 of the subordinated note from the proceeds of the December 2000 sale of its investment in Image Technologies Corporation. In April 2001 the Company repaid $800,000 of the subordinated note under the terms of an amendment to the note, effective December 31, 2000, under which debt covenants relating to maintenance of tangible net equity, income before interest, depreciation and taxes and certain ratios were amended. At September 30, 2001, the Company was in compliance with these amended subordinated debt covenants. On November 5, 2001 the remaining $4.5 million principal amount of the subordinated note was repaid from the initial cash proceeds of the Bard transaction (see Note 15 of Notes to Consolidated Financial Statements).

Purchases of property and equipment for use in the Company's manufacturing, research and development and general and administrative activities amounted to $138,000 for the nine months ended September 30, 2001. In September 2000, the Company entered into a new equipment financing agreement for up to a maximum of $250,000 of purchases based upon a 3-year term. As of September 30, 2001 the entire $250,000 is available for future equipment purchase financing.

The Company also has committed to purchase certain minimum quantities of the vena cava filter component from a supplier through December 2001.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements with current employees and consultants. Minimum guaranteed royalty payments for the balance of 2001 are insignificant.

All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination.

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

As of September 30, 2001, the impact of the euro conversion has not had a material impact on the operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk in the form of foreign currency risk. Although the Company has decreased its international operations following the sale of the UK operations of its neurosciences business unit, the Company remains an international concern. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

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

On or about September 24, 2001, the Company's three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de

Controle Fiscal, Sud-est (Nice) ("Reassessment"). The French authorities are seeking from the above-named NMT entities in excess of FF11 million (approximately $1.5 million, assuming an exchange rate of FF7.21 = USD1.00) in back taxes, interest and penalties. The Company intends to assert a significant portion of these claims as part of a further amended counterclaim against Elekta in the arbitration currently pending in the LCIA and to otherwise appeal the Reassessment.

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard did not have distribution rights to the Company's Recovery(TM) Filter under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considers the Recovery(TM) Filter a Product as defined in the 1992 Agreement. The parties have settled all issues related to the arbitration through the execution of a general release delivered pursuant to the sale by the Company of the assets of its vena cava filter product line to Bard on November 5, 2001 (see Note 15 of Notes to Consolidated Financial Statements).

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center ("Beth Israel") a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts seeking resolution of disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which included one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of general release documents which became effective on November 5, 2001. The hearing on the merits of the disputes between the Company and Dr. Simon has not been scheduled. Dr. Simon is a director of the Company.

Other than as described above, the Company has no material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  There are no exhibits following this report.

  (b)    Reports on Form 8-K

  The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 8, 2001      NMT MEDICAL, INC.


                            By: /s/ John E. Ahern
                                --------------------------------------
                                John E. Ahern
                                President and Chief Executive Officer


Date: November 8, 2001      By: /s/ Richard E. Davis
                                ---------------------------------------
                                Richard E. Davis
                                Vice President and Chief Financial Officer