Form 10-K
period 2001-12-31
NMT MEDICAL INC
filed 2002-03-22
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

[X]  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 2001

                                       or

[ ]  Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

     For the transition period from           to             .
                                   -----------   ------------

                          Commission File No. 000-21001

                                NMT MEDICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      95-4090463
----------------------------------            ----------------------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                 27 Wormwood Street, Boston, Massachusetts 02210
       ------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

       Registrant's telephone number, including area code: (617) 737-0930

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, $.001 par value per share
                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant on March 19, 2002 was $50,107,317, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on that date. There were 11,360,451 shares of Common Stock outstanding as of March 19, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K
           Document                              into which incorporated
           --------                              -----------------------

Portions of the Registrant's Proxy               Items 10, 11, 12 and 13 of
Statement for the Annual                         Part III
Meeting of Stockholders to be held on
June 13, 2002

                                     PART I

ITEM I. BUSINESS

OVERVIEW

NMT Medical, Inc. (together with its subsidiaries, the "Company" or "NMT"), designs, develops and markets innovative and advanced medical devices that are delivered by minimally invasive, catheter-based procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company's cardiovascular business unit provides the interventional cardiologist with proprietary, catheter-based implant technologies that are designed to minimize or prevent the risk of embolic events. The cardiovascular business unit also serves the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques. The Company's neurosciences business unit serves the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts, external drainage products and aneurysm clips. The Company's two business units are managed separately. See Note 15 of Notes to the Consolidated Financial Statements.

The Company was founded in July 1986 to develop and commercialize medical devices using nitinol, a nickel-titanium alloy with unique superelastic and thermal shape memory characteristics. In April 1990, the Company obtained clearance from the United States Food and Drug Administration (the "FDA") to market its initial nitinol-based product, the Simon Nitinol Filter(R) ("SNF"), in the United States. The Company entered into an exclusive distribution agreement with Bard Radiology, a division of C. R. Bard, Inc. ("Bard"), for distribution of the SNF in the United States and certain other countries in May 1992. The Company's primary stent patent was issued in November 1994 and, during the same month, the Company entered into an exclusive license agreement with Boston Scientific Corporation ("Boston Scientific") to further develop, manufacture, market and distribute the Company's nitinol-based stents worldwide. In November 1995, the Company expanded its relationship with Bard by granting Bard International, Inc. the right to distribute the SNF in most markets outside the United States pursuant to an International Distribution Agreement. The Company acquired the rights to the CardioSEAL(R) Septal Occluder to expand its product base in February 1996 and, since September 1999, has received notifications from the FDA of the approval of the CardioSEAL(R) under Humanitarian Device Exemption ("HDE") regulations for three indications. In December 2001, the Company received pre-market approval ("PMA") from the FDA allowing commercial sale of the Company's CardioSEAL(R) in the United States for patients with ventricular septal defects ("VSD") that are not candidates for surgical closure.

In furtherance of the Company's then strategy to develop and commercialize a broad range of advanced medical technologies for minimally invasive applications, in July 1998 the Company acquired the neurosurgical instruments business of Elekta AB (PUBL), a Swedish corporation ("Elekta"), which became the Company's neurosciences business unit. In April 2000, the Company sold the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery businesses of its neurosciences business unit to companies controlled by Integra LifeSciences Holdings Corporation for $12 million in cash. The Company used the proceeds from the sale for debt reduction and for general working capital requirements. The Company's Consolidated Financial Statements included in this Annual Report treat these businesses as discontinued operations. See Note 4 of Notes to the Consolidated Financial Statements. The Company is exploring strategic alternatives with respect to the remaining neurosciences business unit.

In November 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to Bard for $27 million in up front cash payments, of which $8.5 million was paid at closing and $18.5 million was paid in January 2002. In addition, pursuant to the agreement with Bard, the Company will receive up to an additional $7 million in cash upon the achievement by the Company of certain performance and delivery milestones. The Company and Bard also entered into a Royalty Agreement pursuant to which the Company will receive ongoing royalty payments from Bard on its sales of vena cava filter products. The Company will also continue to manufacture certain vena cava filter products for Bard for an interim period of time. See Note 3 of Notes to the Consolidated Financial Statements.

PRODUCTS

Cardiovascular Business Unit

     The Company's cardiovascular business unit markets the following devices:

     .    cardiac septal repair devices,
     . vena cava filters, which product line the Company sold to Bard in November 2001, and
     .    stents.

Cardiac Septal Repair Devices
-----------------------------

In February 1996, the Company acquired the exclusive rights to the CardioSEAL(R) cardiac septal repair implant from InnerVentions, Inc., a licensee of the Boston Children's Hospital. In connection with the acquisition, the Company acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair devices, which are used for the repair of intracardiac shunts that result in abnormal blood flow through the chambers of the heart. The most common defects occur in either the atrial or ventricular septum which divides the left and right pumping chambers of the heart. The CardioSEAL(R) cardiac septal repair implant is a catheter-based, less costly alternative to open heart surgery.

Another common cardiac septal defect is the Patent Foramen Ovale ("PFO"), a transient hole that may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic stroke. Current treatment for patients who have experienced embolic strokes is lifelong anticoagulation therapy or open heart surgery. Both drug therapy and open heart surgery may present significant risks to the embolic stroke patient with a PFO. The Company's cardiac septal repair technology is a less invasive and less costly alternative to open heart surgery or drug treatment for this patient population.

In 1998, the Company introduced design enhancements to the CardioSEAL(R) cardiac septal repair device, the STARFlex(TM) centering system. The design of the STARFlex(TM) centering system allows the implant to self-adjust to variations in the anatomy of a septal defect without deforming the septum and interfering with the heart valves. These features accommodate easier implantation and the closure of larger defects which would otherwise not be possible. STARFlex(TM) was awarded the CE Mark in September 1998 and commercialization began internationally in October 1998. In 2001, two additional STARFlex(TM) systems for treatment of larger defects were awarded the CE Mark. Also, during 2000, the Company introduced the QuickLoad enhancement to the entire CardioSEAL(R) family, providing a more ergonomic implant loading system.

The Company estimates that the worldwide market potential for its cardiac septal repair technology is approximately 500,000 procedures annually, with current congenital heart defect procedures (ASD, VSD, etc.) counting for about 30,000 and the balance being the potential for the emerging PFO procedures.

The CardioSEAL(R) is sold commercially in Europe and other international markets. In the United States, the FDA classifies septal repair devices as Class III medical devices, which requires receipt of PMA prior to marketing. In December 2001, the Company received its first PMA from the FDA allowing commercial sale of the Company's CardioSEAL(R) in the United States for patients with VSD that are not candidates for surgical closure. Clinical trials of the CardioSEAL(R) for ASD and PFO closure are under way at a number of major hospitals and research centers in the United States and Canada. The clinical data from these trials will then be used for the submission of PMA applications with the FDA for the CardioSEAL(R).

The Company has established an international registry to support the clinical use of the CardioSEAL(R) cardiac septal repair implant in patients having PFO as the likely pathway of an embolic stroke or transient ischemic attack. The registry allows physicians around the world to pool their data on PFO closure in an organized manner so as to generate a sizable database which the Company believes will demonstrate that closure of PFOs with the CardioSEAL(R) is a clinically viable alternative to surgery or to lifetime anticoagulant therapy, such as Coumadin(R).

The FDA has approved the use of the CardioSEAL(R) Septal Occluder under HDE regulations for three indications. Under HDE regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based on more limited clinical experience than that required for a full PMA. Boston Children's Hospital worked with the Company to generate the clinical data necessary for the approvals and on the HDE applications.

The first HDE approval was granted in September 1999 for use of the CardioSEAL(R) for nonsurgically closing Fenestrated

Fontans. Traditionally, the Fenestrated Fontan procedure is a surgical procedure utilizing a baffle material performed in patients born with seriously malformed hearts. As a part of this procedure, a fenestration, or hole, is placed in the baffle to allow the patient to adjust over time to the new hemodynamics created by the surgery, thereby reducing post-operative morbidity and mortality. After the patient has adjusted, the closure of the fenestration is desirable. However, re-operation of these patients to close the fenestration can carry significant risk. The Company's cardiac septal repair technology offers a nonsurgical alternative to these patients.

The second HDE approval, in September 1999, was granted for use of the CardioSEAL(R) for closing muscular ventricular septal defects ("VSD") in patients with high surgical risk factors.

The third HDE approval, granted to the Company in February 2000, provided for use of the CardioSEAL(R) in treating PFO in patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO and who have failed conventional drug therapy, such as Coumadin(R). Each of the three approved indications allows for the treatment of up to 4,000 patients per year. A selling price of $5,500 for each device was approved.

The products were awarded an HCPC passthrough code in September 2000 and have a favorable medical policy position from the national Blue Cross Blue Shield Association.

Vena Cava Filters
-----------------

In November 2001, the Company sold assets comprising its vena cava filter product line to Bard. In exchange for these assets, the Company received $27 million in up front cash payments plus up to an additional $7 million tied to certain Company performance and delivery milestones. In addition to these cash payments, the Company will receive ongoing royalty payments from Bard on sales of vena cava filter products and will continue to manufacture the products for an interim period of time, but not later than December 31, 2002. See Note 3 of Notes to Consolidated Financial Statements.

The technology used in vena cava filter products is designed to prevent pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). The emboli (clots), which often develop initially in the veins of the legs, can break loose and travel up the vena cava, through the heart and into the blood vessels of the lungs, causing acute respiratory and circulation problems. Vena cava filters are intended to trap these clots before they can reach the lungs. Patients at high risk for pulmonary embolism include post-operative orthopedic and neurosurgery patients, cancer patients undergoing surgery and chemotherapy and severe trauma victims. The Company developed a nitinol vena cava filter that possesses highly efficient clot filtering characteristics, the Simon Nitinol Filter(R) ("SNF"). The SNF can be implanted from the veins in the leg or neck, and is the only currently available vena cava filter which can also be implanted from the veins in the arm.

Stents
------

Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because it is believed that they are beneficial to overall patient outcome and may, over time, reduce total treatment costs. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company has developed and patented a nitinol stent (the Hex-cell stent), which relies on a novel hexagonal cell (hex-cell) design. The Company's stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications.

In November 1994, the Company licensed to Boston Scientific, a worldwide leader in sales of minimally invasive medical devices, the exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology. Under the terms of this agreement, Boston Scientific has the sole right to use the patents and technical information owned by the Company related to stents. Boston Scientific commercially launched the Company's stents for peripheral vascular use in Europe in January 1997 and in the United States in June 1997 for biliary use under the name Symphony. Boston Scientific is not prohibited from selling competing stents and has established a broad-based stent program, including rights to Medinol, Ltd.'s stent technology. Pursuant to the license agreement, the Company receives sales royalties and manufacturing cost reduction incentives.

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

Neurosciences Business Unit

The Company's neurosciences business unit develops, manufactures and markets specialty implants and instruments for neurosurgery. The neurosciences business unit includes the following primary product lines:

..    Implantable valves (shunts) and other accessories used in the management of cerebral spinal fluid ("CSF").
..    Aneurysm clips for the management of intracranial aneurysms.

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

In December 1998, the Company entered into an agreement with Eunoe, Inc. (formerly CS Fluids, Inc.) ("Eunoe") of Redwood City, California to cooperatively develop and manufacture a shunt device designed specifically to treat Alzheimer's Disease. Under the terms of the agreement, the neurosciences business unit will work with Eunoe to utilize the Company's patented shunt technology to develop, manufacture and clinically evaluate a shunt device with parameters specific to the Alzheimer's population. If the device proves clinically useful, Eunoe has the option to enter into a manufacturing and supply relationship with the Company, and the Company has first right of negotiation for distribution of the device after the necessary regulatory approvals have been obtained. In early 1998, Eunoe initiated Investigational Device Exemption ("IDE") approved clinical studies at Stanford University to examine the effects of utilizing CSF shunts in patients with Alzheimer's Disease. During 2001, Eunoe received FDA clearance for, and has initiated, a larger clinical study.

Aneurysm Clips
--------------

The Company's aneurysm clip is used for the management of intracranial aneurysms. The Company believes that this clip is the only FDA approved clip on the market made from commercially pure titanium, which provides complete compatibility with modern magnetic resonance imaging. Because the clip does not move in the high magnetic field or distort the image, the Company believes it is safer and more effective than competing products. The aneurysm clip was developed in collaboration with Bio-tech Engineering, Inc. ("Bio-tech") under an exclusive worldwide royalty-bearing license to the patents owned by Bio-tech. The clip is CE Marked, and the Company has obtained ISO 9001 certification of the Boston manufacturing facility for its production.

Powered Surgical Tools
----------------------

The neurosciences business unit distributed the Sodem Systems line of powered surgical tools for cranial and spinal neurosurgery, known as the NMT High Speed System, pursuant to an exclusive distribution agreement entered into in July 1998. The powered surgical tools are used by neurosurgeons to create minimally invasive working channels through the bone of the skull and spine to access the surgical site. In 1999, as a result of perceived product quality problems, the neurosciences business unit ceased its distribution activities for these products. In July 2000, Sodem Diffusion SA ("Sodem") filed a breach of contract suit against NMT Neurosciences Implants SA. This litigation was settled in February 2001 (see Note 6 of Notes to Consolidated Financial Statements).

MARKETING AND SALES STRATEGY

The Company markets its CardioSEAL(R) cardiac septal repair products through the business unit's direct sales force covering the United States, Canada and most of Europe. A few select distributors are selling CardioSEAL(R) products in other strategically important geographic markets.

Prior to its November 2001 sale of the vena cava filter product line to Bard, the Company had marketed its SNF products worldwide through distribution agreements with entities affiliated with Bard.

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

CUSTOMERS

Bard, through its division, Bard Radiology, and its subsidiary, Bard International, accounted for 21%, 23% and 26% of product sales for the years ended December 31, 2001, 2000 and 1999, respectively. Following the fulfillment of the Company's obligations under its interim manufacturing agreement with Bard, the Company expects that Bard will no longer be a significant customer. The neurosciences business unit of the Company had one customer, Cordis Europa N.V., whose revenues accounted for 12% of product revenues for fiscal 1999.

MANUFACTURING

The Company manufactures the CardioSEAL(R) cardiac septal repair system at its facility in Boston, which includes a Class 10,000 clean room. The Company has received ISO 9001 and EN 46001 certifications, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the CE mark to its products.

The Company contracted with Lake Region Manufacturing ("Lake Region") for the production of the filter component of the SNF. Under this agreement, Lake Region acquired the right to manufacture a certain percentage of the Company's worldwide requirements of the SNF component until June 30, 2001, which agreement has been extended through March 2002 in connection with the Company's interim manufacturing agreement with Bard (see Note 3 of Notes to Consolidated Financial Statements). As of February 2002, the Company received the final units committed under the extension of its Lake Region agreement. Lake Region has agreed not to manufacture filters for a third party for a period of two years after the termination of the agreement in March 2002. Final assembly of the vena cava filter system is conducted by the Company in its facility in Boston pursuant to the interim manufacturing agreement with Bard.

The Company manufactures its neurosurgical products in a manufacturing facility located in Biot, France. The facility has received ISO 9001 and EN 46001 certifications, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the CE Mark to its products. The aneurysm clip is manufactured at the Company's manufacturing facility in Boston. The Biot facility also has a contract manufacturing agreement with Johnson & Johnson, until April 2002, for the manufacturing of temporary pacing lead catheters. The Company is currently negotiating with Johnson & Johnson for continuation of the contract manufacturing agreement.

COMPETITION

The following is a description of the companies that NMT believes to be its principal competitors.

Three companies, AGA Medical Corp., W. L. Gore and Cardia, Inc. have developed devices that compete with CardioSEAL(R)and are being sold in Europe and other international markets. AGA and W. L. Gore are also conducting clinical trials in the United States.

Current competitors in the vascular stent market include Johnson & Johnson, Guidant and Medtronic.

The two principal competitors in the CSF shunt market are Medtronic and Johnson & Johnson. The Company has three principal competitors in the aneurysm clip market: Aesculap, Mizuho, and Codman. In addition, the clip market is currently influenced by competing devices, principally intracranial coils, to treat aneurysms.

DISCONTINUED OPERATIONS

In April 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator and cryosurgery businesses, its leased facility in Andover, England, and the Ruggles(TM) Surgical Instruments business to companies controlled by Integra LifeSciences Holdings Corporation for $12 million in cash. The ultrasonic aspirator, which was sold under the Selector(R) trademark, utilized multiple ultrasonic frequencies to selectively destroy and then aspirate or remove the tumor tissue. In 1998, the Company released a more compact unit known as the Selector II, which allowed the direct attachment of the microsurgical handpiece. The Ruggles(TM) Surgical Instruments were used in cranial and spinal surgery. Prior to the disposition of this business, the Company distributed instruments procured from instrument makers located mostly in the United States and Germany and worked closely with neurosurgeons to design specialty set instruments, with the name of the neurosurgeon typically an additional trademark on the products. The cryosurgical products were marketed under the Spembly tradename and included both liquid nitrogen and gas expansion technologies, which have applications in ophthalmic, general, gynecological, urological and cardiac surgery. The Company's Consolidated Financial Statements included herein reflect these businesses as discontinued operations.

INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

In November 2000, the Company sold its ownership interest in Image Technologies Corporation ("ITC"), including shares of preferred stock of ITC, secured convertible notes and a warrant to purchase shares of ITC common stock, to Argo Capital Partners L.P. for $350,000 in cash and assumption of the Company's position as guarantor of certain ITC liabilities. See Note 5 of Notes to Consolidated Financial Statements.

Thomas M. Tully, former President and Chief Executive Officer of the Company, was the Chairman and Chief Executive Officer of ITC until April 10, 2000 and William J. Knight, former Vice President of Finance and Administration and Chief Financial Officer of the Company, was its Chief Financial Officer until December 15, 1999. ITC was located in leased space immediately adjacent to the Company's facilities until June 2000, at which time the lease was assumed by the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company seeks to protect its technology through the use of patents and trade secrets. Excluding the patents related to the vena cava filter product line, which were transferred to Bard in connection with the November 2001 sale of the vena cava filter product line, the Company is the owner or licensee of more than 40 issued United States patents, and corresponding foreign patents, relating to its neurosurgical instruments products, stents, the cardiac septal repair devices, nitinol radiopaque markers and other cardiovascular devices. These patents expire at various dates ranging from 2002 to 2019. In addition, the Company has pending applications for additional patents in the United States and abroad. The Company's owned United States and foreign patents and patent applications cover its neurosurgical instruments products, septal occluders and stents. The expiration dates of the Company's patents relating to its neurosurgical instruments range from 2002 to 2019. The expiration dates of the Company's patents relating to its stents range from 2012 to 2017. The patents related to its anastomosis devices expire from 2016 to 2017 and the patent for its radiopaque markers expires in 2014. In addition, the Company is the exclusive licensee under certain patents, expiring from 2014 to 2016, relating to the CardioSEAL(R) Septal Occluder and methods for repairing cardiac and vascular defects. The Company also holds a license to certain technology used in nitinol septal repair devices.

The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has 10 trademarks, 5 of which are registered with the United States Patent and Trademark Office.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

In connection with its cardiac septal repair devices, the Company has obtained an exclusive worldwide license from Children's Medical Center Corporation under United States patents entitled "Occluder and Method for Repair of Cardiac and Vascular Defects", "Occluder for Repair of Cardiac and Vascular Defects" and "Self-Centering Umbrella-Type Septal Closure Device" and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement, as amended, provides for royalty payments of 7 1/2% based on commercial net sales of the Company's CardioSEAL(R) Septal Occluder. In addition, once cumulative net sales reach increments of $25 million there are additional one-time royalty payments due of $250,000, at which times the royalty rate increases sequentially by 1%, to a maximum of 10 1/2%. Cumulative net commercial sales surpassed $25 million in the fourth quarter of 2001, and the first $250,000 balloon royalty payment was made in the first quarter of 2002. Royalties continue until either the end of the term of the patents (ranging from 2014 to 2016) or termination of the agreement. The Company also has a royalty-free, worldwide sublicense under the U.S. patent entitled "System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder" and its corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. The Company has also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled "Aperture Occlusion Device." The license agreement with Dr. Marks provides for royalty payments, subject to certain annual minimums, based on net sales of nitinol septal repair devices that are covered by the patent until the end of the term of the patent in 2011.

In connection with the SNF, the Company entered into a Technology Purchase Agreement dated April 14, 1987 (the "Technology Purchase Agreement") with Morris Simon, M.D., the Company's former Chief Scientific Director and co-founder and a Director of the Company until his resignation on January 28, 2002. Pursuant to the agreement, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on its net sales of the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement. In connection with the agreement, Beth Israel Hospital Association ("Beth Israel") granted the Company an exclusive worldwide license under the United States patent entitled "Blood Clot Filter." In consideration for the license, Dr. Simon assigned substantially all of his rights under the Technology Purchase Agreement to Beth Israel.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel a demand for arbitration seeking resolution of disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement, which became effective on November 5, 2001, coincident with the sale of the vena cava filter product line to Bard. Pursuant to this release agreement, Beth Israel assigned all of its rights with respect to the Technology Purchase Agreement to the Company. The hearing on the merits of the disputes between the Company and Dr. Simon has been scheduled for June 24, 2002. See Item 3 (Legal Proceedings).

Pursuant to his employment agreement, the Company has agreed to pay royalties of one to five percent to Mr. Stephen J. Kleshinski based on sales or licenses of products where Mr. Kleshinski was the sole or joint inventor. The royalty rates were reduced by 50% following the termination of Mr. Kleshinki's employment agreement as of December 31, 2000.

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

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device, or if it is a Class III device for which the FDA has called for such applications.

If human clinical trials of a device are required, and if the device presents a "significant risk", the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided that such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a "nonsignificant risk" device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA regulations regarding the protection of human subjects.

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

With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer's research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under HDE regulations, medical devices that provide safe treatment and a reasonable assurance of effectiveness may be made available to small numbers of patients (less than 4,000 patients in the U.S. per year) on more limited clinical experience than that required for a PMA. In addition, under HDE regulations, only one product can be approved for each indication.

The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries has undergone major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. Substantially all of the Company's products have received approval for CE Marking.

THIRD PARTY REIMBURSEMENT

Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as the products manufactured or licensed by the Company, generally rely on third party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the Company's devices. Major third party payers reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment as established by the Federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. The amount of profit relating to the procedure may be reduced by the use of the Company's devices. If a procedure is not covered by a DRG, certain third party payers may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company's devices, resulting in underreimbursement. If, for any reason, the Company's products were not to be reimbursed by third party payers, the Company's ability to sell its products may be materially adversely affected. Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The Company believes that domestic health care providers currently are reimbursed for the cost of purchasing the Company's CardioSEAL(R) Septal Occluders used in HDE procedures. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, the Company's ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. The Company's independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

PRODUCT LIABILITY AND INSURANCE

The Company's business involves the risk of product liability claims. The Company maintains product liability insurance with coverage limits of $2 million per occurrence on a claims made basis, with a maximum $2 million aggregate per policy year, and an umbrella policy of $8 million.

EMPLOYEES

As of December 31, 2001, the Company employed 215 full-time employees and 35 part-time employees. The Company believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

The Company currently leases an approximately 35,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts. The Company also owns an approximately 80,000 square foot, state-of-the-art plant located in Biot, France, and leases an 11,500 square foot warehousing facility in Duluth, Georgia to house the United States operations, sales and marketing activities of the neurosciences business unit.

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

In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award, which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. In light of the arbitrator's award, the parties have repleaded the claims and counterclaims. In its amended claim, Elekta seeks approximately $1.7 million in damages. In its amended counterclaim, NMT seeks approximately $2.8 million in damages. Prior to a hearing on the merits, the parties reached a partial settlement of the claims and counterclaims. The hearing on the merits commenced on March 18, 2002. After several days, the parties suspended the hearing to pursue additional settlement discussions.

On or about September 24, 2001, the Company's three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) ("Reassessment"). The French authorities are seeking from the above-named NMT entities in excess of FF11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company intends to assert a portion of these claims against Elekta in an arbitration and to otherwise appeal the Reassessment.

On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that Bard did not have distribution rights to the Company's Recovery (TM) Filter under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considered the Recovery (TM) Filter a Product as defined in the 1992 Agreement. The parties have settled all issues related to the arbitration through the execution of a general release delivered pursuant to the sale by the Company of the assets of its vena cava filter product line to Bard on November 5, 2001 (see Note 3 of Notes to Consolidated Financial Statements).

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center ("Beth Israel") a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement that became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 28, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon is scheduled for the week of June 24, 2002.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

The executive officers of the Company and their ages as of March 21, 2002 are as follows:

NAME               AGE     POSITION
----               ---     --------
John E. Ahern       57     President, Chief Executive Officer and Chairman of the Board of Directors
Richard E. Davis    44     Vice President and Chief Financial Officer

JOHN E. AHERN has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc., a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard's cardiovascular divisions. Mr. Ahern's 37 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson, a major medical technology company.

RICHARD E. DAVIS has served as Vice President and Chief Financial Officer of the Company since February 2001. From August 2000 to February 2001, Mr. Davis served as Interim Chief Financial Officer of the Company through his employment with the consulting firm of Argus Management Corporation. From July 1998 to July 2000, Mr. Davis was Vice President and Chief Financial Officer of Q-Peak, Inc., a marketer and manufacturer of solid-state laser systems. Prior to that, Mr. Davis was employed for ten years by TJX Companies, Inc., a worldwide off-price retailer of apparel and home fashions, in various senior financial management positions where he was responsible for business and strategic planning, cash flow and expense management and accounting and operational controls.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Prices and Recent Sales of Unregistered Securities

The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol NMTI. There were approximately 88 stockholders of record of the Company's Common Stock on March 19, 2002, representing approximately 1,700 shareholder accounts. The following table lists, for the periods indicated, the high and low closing prices for the Company's Common Stock.

Period                                High       Low
------                                ----       ---

2000
----

First quarter.....................   $ 6.000   $ 2.875
Second quarter....................     4.750     2.688
Third quarter.....................     4.000     2.063
Fourth quarter....................     2.250     0.813

2001
----

First quarter.....................   $ 2.375   $ 0.938
Second quarter....................     2.990     1.850
Third quarter.....................     4.100     2.110
Fourth quarter....................     9.310     3.950

During the year ended December 31, 2001, the Company issued the following unregistered securities:

In November 2001, the Company issued 40,000 shares of Common Stock to Beth Israel in connection with the general release agreement entered into between the Company and Beth Israel. These securities were offered and issued as a direct private placement in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy
---------------

The Company did not declare or pay any cash dividends on shares of its Common Stock during the years ended December 31, 2001 and 2000 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings that it may realize will be retained for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                       Year Ended December 31,
                                                      --------------------------------------------------------

                                                        1997        1998        1999        2000        2001
                                                      --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA:                                     In thousands, except per share data

Revenues:
   Product sales                                      $  8,565    $ 23,024    $ 32,949    $ 35,662    $ 38,664
   License fees and royalties                            1,500       2,029       2,130         811         546
   Product development                                      61           1          --          --          --
                                                      --------    --------    --------    --------    --------

       Total  revenues                                  10,126      25,054      35,079      36,473      39,210
                                                      --------    --------    --------    --------    --------

Costs and Expenses:
    Cost of product sales                                3,765      10,819      15,215      15,019      15,243
    Research and development                             2,974       3,640       4,462       4,951       4,302
    General and administrative                           2,873       5,043       9,050       9,535       9,029
    Selling and marketing                                1,010       4,391       8,428       8,786       8,127
    Impairment of long-lived assets                         --          --       6,801       7,054          --
    Settlement of litigation                                --          --          --         673          --
    In-process research and development                  2,449       4,710          --          --          --
    Merger and integration charge                           --         687          --          --          --
    Write-down of note receivable from Image
     Technologies Corporation                               --          --       1,364          --          --
    Restructuring charge                                   194          --          --          --          --
                                                      --------    --------    --------    --------    --------

       Total costs and expenses                         13,265      29,290      45,320      46,018      36,701
                                                      --------    --------    --------    --------    --------

Gain on sale of product line                                --          --          --          --      20,257
                                                      --------    --------    --------    --------    --------

Income (loss) from operations                           (3,139)     (4,236)    (10,241)     (9,545)     22,766

Other Income (Expense):
    Equity in net loss of Image Technologies
       Corporation                                          --        (437)       (489)         --          --
    Gain on sale of investment in Image
       Technologies Corporation                             --          --          --         440          --
    Currency transaction (loss) gain                       (15)        (88)        105         191         (43)
    Interest expense                                       (46)     (1,461)     (2,814)     (1,237)       (706)
    Interest income                                      1,592       1,168         479         211         210
                                                      --------    --------    --------    --------    --------

       Total other income (expense)                      1,531        (818)     (2,719)       (395)       (539)
                                                      --------    --------    --------    --------    --------

    Income (loss) before provision for income taxes
      and extraordinary item                            (1,608)     (5,054)    (12,960)     (9,940)     22,227

Provision for income taxes                                 230         745         180          --       2,681
                                                      --------    --------    --------    --------    --------

    Income (loss) from continuing operations
      before extraordinary item                         (1,838)     (5,799)    (13,140)     (9,940)     19,546

Extraordinary loss on early extinguishment of debt          --          --      (2,618)         --        (351)
                                                      --------    --------    --------    --------    --------

Net income (loss) from continuing operations            (1,838)     (5,799)    (15,758)     (9,940)     19,195
Net gain (loss) from discontinued operations                --       2,120      (3,295)        345          --
                                                      --------    --------    --------    --------    --------

Net income (loss)                                     $ (1,838)   $ (3,679)   $(19,053)   $ (9,595)   $ 19,195
                                                      ========    ========    ========    ========    ========

Basic net income (loss) per share:
    Continuing operations                             $  (0.19)   $  (0.57)   $  (1.22)   $  (0.91)   $   1.77
    Extraordinary item                                      --          --       (0.24)         --       (0.03)
    Discontinued operations                                 --        0.21       (0.31)       0.03          --
                                                      --------    --------    --------    --------    --------
    Net income (loss)                                 $  (0.19)   $  (0.36)   $  (1.77)   $  (0.88)   $   1.74
                                                      ========    ========    ========    ========    ========

Diluted net income (loss) per share:
    Continuing operations                             $  (0.19)   $  (0.57)   $  (1.22)   $  (0.91)   $   1.68
    Extraordinary item                                      --          --       (0.24)         --       (0.03)
    Discontinued operations                                 --        0.21       (0.31)       0.03          --
                                                      --------    --------    --------    --------    --------
    Net income (loss)                                 $  (0.19)   $  (0.36)   $  (1.77)   $  (0.88)   $   1.65
                                                      ========    ========    ========    ========    ========

Weighted average common shares outstanding:
    Basic                                                9,596      10,193      10,751      10,909      11,013
                                                      ========    ========    ========    ========    ========
    Diluted                                              9,596      10,193      10,751      10,909      11,657
                                                      ========    ========    ========    ========    ========

                                                  At December 31,
                                 -----------------------------------------------
                                  1997      1998      1999      2000      2001
                                 -------   -------   -------   -------   -------

                                             In  thousands of dollars

BALANCE SHEET DATA:
Cash and cash equivalents        $ 5,561   $ 4,007   $ 3,533   $ 6,761   $ 9,006
Short-term investments            20,822     5,114        --        --        --
Working capital                   29,262    17,343     8,765     6,420    22,759
Total assets                      35,006    63,715    38,747    19,091    38,434
Long-term obligations                612    18,903    14,853     4,422        44
Stockholders' Equity              32,772    34,169    14,161     4,326    24,402

The following table presents our unaudited statement of operations data for each quarter in the two years ended December 31, 2001. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this document. Management believes that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

                                                                             Three Months Ended
                                               -----------------------------------------------------------------------------
                                                MAR.31    JUN.30    SEP.30    DEC.31    MAR.31    JUN.30    SEP.30    DEC.31
                                                 2000      2000      2000      2000      2001      2001      2001      2001
                                               -------   -------   -------   -------   -------   -------   -------   -------

STATEMENT OF OPERATIONS DATA:                                            In thousands, except per share data
                                                                                     (unaudited)
Revenues:
    Product sales                              $ 9,756   $ 9,000   $ 8,992   $ 7,914   $10,144   $ 9,641   $ 9,680   $ 9,199
    License fees and royalties                     249       193       203       166       204       197       136         9
                                               -------   -------   -------   -------   -------   -------   -------   -------
                                                10,005     9,193     9,195     8,080    10,348     9,838     9,816     9,208
                                               -------   -------   -------   -------   -------   -------   -------   -------
Costs and Expenses:
    Cost of product sales                        4,029     3,612     4,263     3,114     4,168     3,627     3,765     3,683
    Research and development                     1,275     1,372     1,334       970     1,100     1,117     1,066     1,019
    General and administrative                   2,398     2,135     3,497     1,505     2,612     2,658     2,048     1,711
    Selling and marketing                        2,018     2,483     2,367     1,918     2,124     1,854     2,132     2,017
    Impairment of long-lived assets                 --     7,054        --        --        --        --        --        --
    Settlement of litigation                        --        --        --       673        --        --        --        --
                                               -------   -------   -------   -------   -------   -------   -------   -------

       Total costs and expenses                  9,720    16,656    11,461     8,180    10,004     9,256     9,011     8,430
                                               -------   -------   -------   -------   -------   -------   -------   -------

Gain on sale of product line                        --        --        --        --        --        --        --    20,257
                                               -------   -------   -------   -------   -------   -------   -------   -------

Income (loss) from operations                      285    (7,463)   (2,266)     (100)      344       582       805    21,035

Other Income (Expense):
    Gain on sale of investment in Image
      Technologies Corporation                      --        --        --       440        --        --        --        --
    Currency transaction gain (loss)               133       118       189      (249)       41        (5)      (89)       10
    Interest expense                              (360)     (480)     (199)     (199)     (222)     (256)     (166)      (62)
    Interest income                                 10        57        69        75        83        46        40        41
                                               -------   -------   -------   -------   -------   -------   -------   -------

       Total other income (expense)               (217)     (305)       59        67       (98)     (215)     (215)      (11)
                                               -------   -------   -------   -------   -------   -------   -------   -------

Income before provision for income taxes
    and extraordinary item                          68    (7,768)   (2,207)      (33)      246       367       590    21,024

Provision for income taxes                          --        --        --        --        --        --        --     2,681
                                               -------   -------   -------   -------   -------   -------   -------   -------

Income (loss) from continuing operations
    before extraordinary item                       68    (7,768)   (2,207)      (33)      246       367       590    18,343

Extraordinary loss on early extinguishment
    of debt                                         --        --        --        --        --        --        --      (351)
                                               -------   -------   -------   -------   -------   -------   -------   -------

Net income (loss) from continuing operations        68    (7,768)   (2,207)      (33)      246       367       590    17,992

Net gain (loss) from discontinued operations        --      (933)       --     1,278        --        --        --        --
                                               -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss)                              $    68   $(8,701)  $(2,207)   $1,245   $   246   $   367   $   590   $17,992
                                               =======   =======   =======    ======   =======   =======   =======   =======

Basic net income (loss) per share:
    Continuing operations                      $  0.01   $ (0.71)  $ (0.20)  $    --   $  0.02   $  0.03   $  0.05  $   1.62
    Discontinued operations                         --     (0.09)       --      0.12        --        --        --        --
                                               -------   -------   -------   -------   -------   -------   -------   -------
    Net income (loss)                          $  0.01   $ (0.80)  $( 0.20)  $  0.11   $  0.02   $  0.03   $  0.05   $  1.62
                                               =======   =======   =======   =======   =======   =======   =======   =======

Diluted net income (loss) per share:
    Continuing operations                      $  0.01   $ (0.71)  $ (0.20)  $    --   $  0.02   $  0.03   $  0.05   $  1.48
    Discontinued operations                         --     (0.09)       --      0.12        --        --        --        --
                                               -------   -------   -------   -------   -------   -------   -------   -------
    Net income (loss)                          $  0.01   $ (0.80)  $( 0.20)  $  0.11   $  0.02   $  0.03   $  0.05   $  1.48
                                               =======   =======   =======   =======   =======   =======   =======   =======

Weighted average common shares outstanding:
    Basic                                       10,822    10,919    10,939    10,954    10,954    10,982    11,006    11,109
                                               =======   =======   =======   =======   =======   =======   =======   =======
    Diluted                                     11,449    10,919    10,939    10,954    11,001    11,288    11,544    12,141
                                               =======   =======   =======   =======   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption "Certain Factors That May Affect Future Results".

OVERVIEW

Since its inception in 1986, the Company has focused its efforts on the design, development and commercialization of medical technologies that are delivered by minimally invasive, catheter-based procedures. The Company's product are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs.

The Company's initial product, a vena cava filter system, received FDA clearance in 1990. From May 1992 the SNF filter products were distributed in the United States and certain other countries by Bard Radiology and from November 1995 in other markets outside the United States by Bard International. On November 5, 2001 the Company sold the vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and will receive up to an additional $7 million tied to certain performance and delivery milestones. In addition, commencing upon various milestone dates, as defined, the Company will receive ongoing royalty payments from Bard on its sales of the vena cava filter products. The Company will continue to manufacture the products for Bard for an interim period of time, but no later than December 31, 2002, pursuant to the agreement. From the initial sale proceeds, the Company repaid in full the remaining $4.5 million face amount of its subordinated note.

In November 1994, the Company entered into an agreement with Boston Scientific pursuant to which Boston Scientific obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company's stent technology and products which incorporate such technology. Under this license agreement, Boston Scientific is responsible for performing clinical trials for stents under development and for reimbursing the Company for any stent development costs incurred by the Company. The Company earns royalties, based upon product sales, and certain manufacturing cost reduction incentives from Boston Scientific under the license agreement, which are included in the Company's revenues.

In February 1996, the Company acquired the rights to develop and commercialize its cardiac septal repair devices. The Company commenced sales of the CardioSEAL(R) Septal Occluder at the end of September 1996 in connection with clinical trials of the device, and the device has been sold commercially in Europe and other international markets since July 1997. Since September 1999, the FDA has granted approval for use of the CardioSEAL(R) product under HDE regulations for three indications. In December 2001, the Company received a PMA from the FDA allowing commercial sales of the CardioSEAL(R) cardiac septal repair implant in the United States for patients with VSD that are not candidates for surgical closure. The Company manufactures the CardioSEAL(R) products at its facility in Boston.

Vena cava filters, stents and cardiac septal repair devices collectively comprise the Company's cardiovascular business unit.

In July 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL) for approximately $33 million in cash and has operated the business as the Company's neurosciences business unit. In April 2000, following a decision by the Company's board of directors to discontinue the U.K. operations of its neurosciences business unit, the Company sold certain assets of that division, including the Selector(R) Ultrasonic Aspirator and Ruggles(TM) Surgical instruments products. This sale reflected the Company's strategic decision to refocus its efforts on its core septal repair, filter and stent products.

The Company incurred significant operating losses in each of the years ended December 31, 2000 and 1999. In addition, in December 2000, the Company amended its subordinated note agreement to modify certain debt covenants, for which it had been in default, and agreed to repay $800,000 of the note in April 2001. As a result, the primary focus of the Company's new senior management team in 2001 was cost containment and stabilization of its cardiovascular and neurosciences business units. The cost containment efforts resulted in reduced levels of research and development, sales and marketing, and general and administrative expenses for the year ended December 31, 2001 as compared to 2000. The increased focus on the CardioSEAL(R) market opportunity, combined with the Company's strengthened financial position at December 31, 2001 resulting from proceeds of the sale of its vena cava filter product line to Bard, will provide the Company with greater flexibility to further invest in research and development, regulatory affairs and sales and marketing infrastructure and programs.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. However, certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, NMT's management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include:

     .    Revenue Recognition

          NMT recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletins 101A and 101B. These bulletins require that four basic criteria must be satisfied before revenue can be recognized:

          1. Persuasive evidence of an arrangement between NMT and a third party exists;

          2. Title to the product has transferred to the customer and NMT has no significant post-delivery obligations;

          3.   The sales price for the product is fixed or determinable; and

          4.   Collection of the sales price is probable.

          Our management uses its judgment concerning the satisfaction of these criteria, particularly No. 4 relating to the collectability of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. NMT recognizes license fees and royalties as they are earned in accordance with relevant contractual provisions.
          Note 3 of Notes to Consolidated Financial Statements provides additional information relating to our accounting for vena cava filter product revenues under our transitional manufacturing agreement with Bard.

     .    Inventories

          NMT states its inventories at the lower of cost (first-in, first-out) or market. NMT records reserves for slow moving and obsolete inventories based on its historical experience and current product demand. NMT evaluates the adequacy of these reserves quarterly.

     .    Impairment of long-lived assets

          NMT reviews the carrying value of long-lived assets periodically, based upon the expected future and discounted operating cash flows of its individual business units. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results.

     .    Legal Contingencies

          We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 17 to our Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Revenues. Revenues for the year ended December 31, 2001 increased 7.5% to $39.2 million from $36.5 million for the year ended December 31, 2000. Product sales increased 8.4% to $38.7 million compared to $35.7 million. An approximate $4.8 million increase in CardioSEAL(R) Septal Occluder product sales was partially offset by an approximate $100,000 decrease in vena cava filter product sales and an approximate $1.7 million decrease in product sales from the neurosciences business unit. The Company anticipates continued growth of CardioSEAL(R) product sales in 2002 and reduced vena cava filter product sales from its interim manufacturing agreement with Bard.

License fees and royalties for the year ended December 31, 2001 decreased 32.6% to $546,000 from $811,000 for the year ended December 31, 2000. These revenues relate to the exclusive license of the Company's stent technology by Boston Scientific Corporation and included $421,000 and $671,000 of royalties and $125,000 and $140,000 of cost-sharing payments for the years ended December 31, 2001 and 2000, respectively. The $150,000 decrease in royalty payments is attributable to reduced Boston Scientific sales of the stent products manufactured using the Company's technology.

Cost of Product Sales. Cost of product sales increased by 1.5% or $224,000 to approximately $15.2 million for the year ended December 31, 2001 from approximately $15.0 million for the year ended December 31, 2000. Cost of product sales, as a percent of product sales, decreased to 39.4% for the year ended December 31, 2001 as compared to 42.1% for the year ended December 31, 2000. The decrease in cost of product sales as a percent of product sales in 2001 is primarily attributable to a continued shifting of the product sales mix in favor of the Company's CardioSEAL(R) Septal Occluders, which have a lower product cost as a percent of sales than the Company's other product lines. Included in cost of product sales are royalty expenses of approximately $1.8 million and $1.6 million for the years ended December 31, 2001 and 2000, respectively, related to acquired technologies and technology rights associated with various of the Company's products.

Research and Development. Research and development expense decreased by $649,000 or 13.1% to approximately $4.3 million for the year ended December 31, 2001 from approximately $5.0 million for the year ended December 31, 2000. The decrease is primarily attributable to reduced headcount and outside consulting services and lower contract management, clinical monitoring, data management and biostatisical analysis in support of the FDA approval process for various medical use applications of the CardioSEAL(R) and StarFlex(TM) products.

General and Administrative. General and administrative expense decreased by $505,000 or 5.3% to $9.0 million for the year ended December 31, 2001 from $9.5 million for the year ended December 31, 2000. The decrease is primarily attributable to reduced headcount and lower depreciation costs resulting from the asset impairment during 2000 in the neurosciences business unit, partially offset by increased legal fees associated with ongoing litigation and general corporate matters.

Selling and Marketing. Selling and marketing expenses decreased by $659,000 or 7.5% to approximately $8.1 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. This decrease is primarily attributable to a shift from a direct sales force to manufacturer representatives in the U.S. operations of the neurosciences business unit, partially offset by increased sales commissions and marketing program costs in support of worldwide growth opportunities for the CardioSEAL(R) product line.

Impairment of Long-lived Assets. The neurosciences business unit incurred substantial operating losses for the years ended December 31, 2000 and 1999, which has caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. In the second quarter of 2000, based upon these historical operating losses, an undiscounted cash flow analysis and other considerations, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. The long-lived assets consist primarily of a building and other fixed assets located in the Company's Biot, France facility. The year 2000 impairment charge followed a $6.8 million impairment charge for the year ended December 31, 1999 for goodwill recorded upon the acquisition of the neurosciences business unit in July 1998. The Company believes there has been no further impairment of long-lived assets as of December 31, 2001.

Settlement of Litigation. For the year ended December 31, 2000, the Company recorded a charge of $673,000 associated with the settlement, consummated in February 2001, of litigation between Sodem Diffusion SA ("Sodem") and NMT Neurosciences Implants (France) SA ("NMT France"), a wholly owned subsidiary of the Company (see Note 6 of the Notes to Consolidated Financial Statements).

Gain on Sale of Product Line. For the year ended December 31, 2001, the Company recorded a gain on sale of product line of approximately $20.3 million resulting from the sale of the assets comprising its vena cava filter product line to Bard on November 5, 2001. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and will receive up to an additional $7 million tied to certain Company performance and delivery milestones. The Company will continue to manufacture the product for Bard for an interim period of time, but no later than December 31, 2002, as defined in the agreement. The gain consists of proceeds of $27 million less costs of approximately $6.7 million, which consist of the purchase of royalty and other technology rights from Beth Israel, deferred revenue estimates related to the transitional manufacturing agreement, accruals for ongoing arbitration proceedings, the net book value of assets sold and legal and other costs of the sale.

Currency Transaction Gain (Loss). The Company incurred currency transaction losses of approximately $43,000 for the year ended December 31, 2001 compared to currency transaction gains of approximately $191,000 for the year ended December 31, 2000. The net change of approximately $234,000 is primarily attributable to a $255,000 currency gain in the year ended December 31, 2000 related to the repayment of the Euro denominated portion of the Company's senior debt.

Gain on Sale of Investment in Image Technologies Corporation. During the year ended December 31, 2000, the Company sold its investment in Image Technologies Corporation for $350,000 cash proceeds plus assumption of the Company's position as guarantor of certain ITC liabilities (see Notes 5 and 9 of the Notes to Consolidated Financial Statements).

Interest Expense. Interest expense for the year ended December 31, 2001 decreased by $531,000 or 42.9% to approximately $707,000 from approximately $1.2 million for the year ended December 31, 2000. The decrease is attributable to
(a) the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit; (b) the repayments of the subordinated note by $200,000 and $800,000 in January 2001 and April 2001, respectively; and (c) the payment in full of the remaining balance of the subordinated note of $4.5 million in November 2001 in connection with the sale of the vena cava filter product line to Bard (see Notes 3, 4, 9(a) and 9(b) of the Notes to Consolidated Financial Statements). The net reduction of approximately $5.5 million of interest-bearing debt obligations during the year ended December 31, 2001 will likely result in a substantial reduction of interest expense in 2002.

Interest Income. Interest income was approximately $210,000 for each of the years ended December 31, 2001 and 2000. This is primarily attributable to increases in interest bearing deposits resulting from the net proceeds from the sale of the U.K. operations of the neurosciences business unit in April 2000 and the sale of the vena cava filter product line in November 2001, substantially offset by a significant reduction in interest rates from 2000 to 2001. The net cash proceeds from the sale of the vena cava filter product line will likely result in an increase in interest income in 2002.

Income Tax Provision. The Company's income tax provision in 2001 of $2,681,000, or approximately 12% of income before income taxes, is less than what would be expected using the federal statutory federal tax rate of 34%, primarily due to the utilization of net operating loss carryforwards. There was no income tax provision in 2000 due to losses incurred.

Extraordinary Loss on Early Extinguishment of Debt. The extraordinary loss on early extinguishments of debt of approximately $351,000, net of income tax benefit, consists of the write-off of remaining balances of original issue discount and deferred loan costs in connection with the repayment in full of the Company's subordinated note in November 2001.

Gain (Loss) on Sale of Discontinued Operations. There were no discontinued operations during 2001. For the year ended December 31, 2000, net gain from discontinued operations was $345,000, and consisted of a revision of estimates made concerning the costs associated with the sale of the U.K. operations in April 2000 (see Note 4 of Notes to Consolidated Financial Statements).

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

License fees and royalties for the year ended December 31, 2000 decreased 62% to $811,000 from $2.1 million for the year ended December 31, 1999. These revenues relate primarily to the exclusive license of the Company's stent technology by Boston Scientific Corporation and included $671,000 and $1.5 million of royalties and $140,000 and $300,000 of cost-sharing payments for the years ended December 31, 2000 and 1999, respectively. The $829,000 decrease in royalty payments is attributable to the elimination of quarterly guaranteed minimums of $375,000 as of December 31, 1999. Additionally, for the year ended December 31, 1999 the Company's neurosciences business unit received patent license payments of approximately $400,000.

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

Impairment of Long-lived Assets. The neurosciences business unit continued to incur operating losses for the year ended December 31, 2000, which has caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. In the second quarter, based upon these considerations, an undiscounted cash flow analysis and other considerations, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. The long-lived assets consist primarily of a building and other fixed assets located in the Company's Biot, France facility. The current year impairment charge follows a $6.8 million impairment charge for the year ended December 31, 1999 for goodwill recorded upon the acquisition of neurosciences business unit in July 1998.

Settlement of Litigation. For the year ended December 31, 2000, the Company recorded a charge of $673,000 associated with the settlement, after year-end, of litigation between Sodem Diffusion SA ("Sodem") and NMT NeuroSciences Implants (France) SA ("NMT France"), a wholly owned subsidiary of the Company (see Note 6 of the Notes to Consolidated Financial Statements).

Gain on Sale of Investment in Image Technologies Corporation. During the year ended December 31, 2000, the Company sold its investment in Image Technologies Corporation for $350,000 cash proceeds plus assumption of the Company's position as guarantor of certain ITC liabilities (see Notes 5 and 9 of Notes to Consolidated Financial Statements).

Interest Expense. Interest expense for the year ended December 31, 2000 decreased by 56% to $1.2 million from $2.8 million for the year ended December 31, 1999. The decrease is attributable to the repayment of $6 million of the Company's subordinated note in September 1999 and the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company's neurosciences business unit (see Note 9(a) and 9(b) of Notes to Consolidated Financial Statements).

Interest Income. Interest income for the year ended December 31, 2000 decreased by 56% to $211,000 from $480,000 for the year ended December 31, 1999. This decrease is primarily attributable to the use of $6 million of cash to repay a portion of the subordinated note in September 1999.

Income Tax Provision. The Company did not record an income tax provision in 2000 due to its net operating loss position. The provision for income taxes in 1999 of $180,000 is comprised of foreign income taxes.

Gain (Loss) on Sale of Discontinued Operations. Net gain from discontinued operations was $345,000 for the year ended December 31, 2000 compared to a net loss of $3.3 million for the year ended December 31, 1999. The net loss in 1999 represented a $3.5 million loss on the sale of the U.K. operations of the Company's neurosciences business unit, partially offset by $200,000 of income from the discontinued operations. The gain from discontinued operations in 2000 represents a revision of estimates made concerning the costs associated with the sale of the U.K. operations (see Note 4 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $9.0 million at December 31, 2001 as compared to $6.8 million at December 31, 2000. The Company received an additional $18.5 million from Bard on January 4, 2002 in connection with the sale of the vena cava filter product line. For the year ended December 31, 2001, the Company's operations provided cash of approximately $8.2 million, which consisted of approximately $19.2 million of cash provided by operations, approximately $1.9 million of noncash charges and $2.5 million of deferred income taxes, reduced by a $15.4 million net increase in working capital items.

During the year ended December 31, 2001, the Company has not engaged in:

     . material off-balance sheet activities, including the use of structured finance or specific purpose entities;
     .    trading activities in non-exchange traded contracts; or
     . transactions with persons or entities that benefit from their non-independent relationship with the Company

In July 1998, the Company financed a portion of the acquisition of the neurosurgical instruments business with $16.1 million of the Company's cash and a $20 million subordinated note issued to an affiliate of a significant stockholder of the Company. The subordinated note was due September 30, 2003, with quarterly interest payable at 10.101% per annum. On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank, $8 million of the proceeds of which was used to reduce the principal amount of the $20 million subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of the $20 million subordinated note. The remaining $2 million of the senior secured debt facility was available to be drawn down by the Company for working capital purposes. The facility had a term of three years with interest payable monthly at the bank's prime lending rate on U.S. borrowings and an equivalent market rate on foreign currency borrowings. In April 2000, the Company used the proceeds from the sale of the U.K. operations and certain other assets of the neurosciences business unit (see Note 4 of the Notes to Consolidated Financial Statements) to reduce the subordinated note payable by $500,000 and to repay the entire senior secured debt balance of $7.3 million. In September 2000, the working capital portion of the senior secured debt facility was terminated by the bank.

During the year ended December 31, 2001, the Company repaid in full the $5.5 million remaining balance of its subordinated debt through payments of (a) $200,000 in January 2001 from the proceeds obtained in connection with the sale of the Company's investment in ITC (see Note 5 of Notes to Consolidated Financial Statements); (b) $800,000 in April 2001 in connection with an amended debt covenants agreement executed in December 2000; and (c) $4.5 million in November 2001 in connection with the sale of its vena cava filter product line to Bard (see Note 3 of Notes to Consolidated Financial Statements).

Purchases of property and equipment for use in the Company's manufacturing, research and development and general and administrative activities amounted to approximately $150,000 for the year ended December 31, 2001. At December 31, 2001, the Company had remaining capital lease obligations of approximately $466,000 in connection with financing of prior years' purchases of property, plant and equipment, of which approximately $422,000 will be repaid during 2002 and the remaining $44,000 will be repaid during 2003.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements. Minimum guaranteed royalty payments for 2002 are approximately $75,000.

The Company also had committed to purchase certain minimum quantities of the vena cava filter component from Lake Region through June 2001, which agreement has been extended in connection with the interim manufacturing agreement with Bard. As of December 31, 2001 approximately $260,000 of purchase commitments are outstanding, all of which have been purchased through February 2002. See Notes 3 and 10 of Notes to the Consolidated Financial Statements.

The following table summarizes estimated outstanding future contractual commitments of the Company at December 31, 2001:

                                                     Amounts Due In
                            ----------------------------------------------------------
                                         Less Than        1-3         4-5      After 5
                               Total      One Year       Years       Years      Years
                            ----------   ----------   ----------   --------   --------
Capital Lease Obligations   $  466,000   $  422,000   $   44,000   $     --     $--
Operating Leases             3,625,000    1,093,000    2,154,000    378,000      --
Unconditional Purchase
     Obligations               260,000      260,000           --         --
                            ----------   ----------   ----------   --------     ---
                            $4,351,000   $1,775,000   $2,198,000   $378,000     $--
                            ==========   ==========   ==========   ========     ===

All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and certain require termination or severance payments as part of any early termination.

The Company may require additional funds for its research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. The Company's capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company's existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that the Company may establish.

The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least 2002.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their national currency unit and irrevocably established fixed conversion rates between their existing sovereign currencies and the euro. Beginning on January 1, 2002, euro banknotes and coins have been introduced, and legacy currency banknotes and coins will be withdrawn from circulation at the end of February 2002.

The Company conducts a substantial portion of its business within the member countries of the European Union, and accordingly its existing systems are generally capable of accommodating multiple currencies, including the euro. The neurosciences business unit, headquartered in France, converted its accounting systems to Euro prior to December 31, 2001. As of December 31, 2001, the impact of the euro conversion has not had a material impact on the operations of the Company.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL(R) product, and the recent sales of a portion of our neurosciences business unit and our vena cava filter product line, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our CardioSEAL(R) cardiac septal repair devices. Our future sales growth and financial results are highly dependent upon the growth of sales of this product line. CardioSEAL(R) product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on a relatively new senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

     .    improving our sales and marketing capabilities;
     .    continuing to train, motivate and manage our employees; and
     . developing and improving our operational, financial and other internal systems.

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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2003 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL(R) cardiac septal repair devices, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION

We are currently involved in the litigation of several disputes as described in
Item 3 (Legal Proceedings). An adverse outcome in any one of these disputes could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS AND UNINSURED OR UNDERINSURED LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third party distributors. In these lawsuits, users might allege that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business, financial condition and results of operations. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms, or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim, or other claim, with respect to uninsured or underinsured liabilities could have a material adverse effect on our business, financial condition, and results of operations.

INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

In the medical device field, there is intense competition for qualified personnel and we cannot be assured that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel, as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner, would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise, such as marketing. The failure to attract and retain such personnel could adversely affect our business.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD LIMIT INVESTORS' ABILITY TO INFLUENCE CORPORATE ACTIONS.

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might affect the market price of our common stock. Whitney & Co. and related entities own approximately 23% of our outstanding common stock. As a result, this stockholder is able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2001 and 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company's investments are primarily short-term money market accounts that are carried on the Company's books at cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sale of the UK operations of its neurosciences business unit, the Company continues to denominate certain sales in non-U.S. currencies (See Note 2(k) of Notes to Consolidated Financial Statements). Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company's financial condition.

The Company's most significant foreign currency exposures relate to its manufacturing activities and assets in France. The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating these foreign currency accounts into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. The Company records the effects of changes in balance sheet items (i.e. cumulative foreign currency translation gains and losses) as a component of consolidated stockholders' equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on June 13, 2002 (the "2002 Proxy Statement") under the caption "Proposal 1 -- Election of Directors", which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 2002 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the 2002 Proxy Statement under the caption "Proposal 1 -- Election of Directors", which section is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in the 2002 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management", which section is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the 2002 Proxy Statement under the caption "Certain Transactions", which section is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

     Financial Statements of NMT Medical, Inc. and Subsidiaries:

          Report of Independent Public Accountants
          Consolidated Balance Sheets at December 31, 2001 and 2000
          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

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

     (d) Reports on Form 8-K.

     On October 22, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had signed an agreement on October 19, 2001 to sell assets comprising the Company's vena cava filter product line to Bard.

     On November 16, 2001 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had completed the disposition of assets comprising the Company's vena cava filter product line to Bard on November 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NMT MEDICAL, INC.


                              By: /s/ John E. Ahern
                                  -----------------
                                  John E. Ahern
                                  President and Chief Executive Officer
Dated: March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                           DATE


                           President, Chief Executive      March 22, 2002
/s/ John E. Ahern         Officer and Chairman of the
---------------------      Board (Principal
John E. Ahern              Executive Officer)


                           Vice President and              March 22, 2002
/s/ Richard E. Davis       Chief Financial
---------------------      Officer (Principal
Richard E. Davis           Financial and Accounting
                           Officer)


/s/ Robert G. Brown        Director                        March 22, 2002
---------------------
Robert G. Brown


                           Director                        March   , 2002
---------------------
Cheryl Clarkson


/s/ R. John Fletcher       Director                        March 22, 2002
---------------------
R. John Fletcher


/s/ James E. Lock          Director                        March 22, 2002
---------------------
James E. Lock, M.D.


/s/ Francis J. Martin      Director                        March 22, 2002
---------------------
Francis J. Martin

                                    Appendix
                                    --------

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................................................   A-2

Consolidated Balance Sheets at December 31, 2001 and 2000..................................................   A-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.................   A-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.......   A-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.................   A-6

Notes to Consolidated Financial Statements.................................................................   A-7

                    Report of Independent Public Accountants

To NMT Medical, Inc.:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts

February 15, 2002

                       NMT Medical, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                          At December 31,
                                                                      2001            2000
                                                                  ------------    ------------
Assets
Current assets:
       Cash and cash equivalents                                  $  9,006,496    $  6,761,144
       Receivable from sale of product line                         18,500,000              --
       Accounts receivable, net of reserves of $1,005,000 and
         $1,079,000 in 2001 and 2000, respectively                   5,089,214       5,446,647
       Inventories                                                   3,072,179       3,440,254
       Prepaid expenses and other current assets                     1,078,515       1,115,070
                                                                  ------------    ------------
                 Total current assets                               36,746,404      16,763,115
                                                                  ------------    ------------

Property and equipment, at cost:
       Land and buildings                                            4,650,000       4,650,000
       Laboratory and computer equipment                             3,402,618       3,555,212
       Leasehold improvements                                        3,147,586       3,129,897
       Equipment under capital lease                                 2,245,902       2,480,512
       Office furniture and equipment                                1,230,486       1,103,662
                                                                  ------------    ------------
                                                                    14,676,592      14,919,283
       Less-Accumulated depreciation and amortization               13,515,797      13,052,460
                                                                  ------------    ------------
                                                                     1,160,795       1,866,823
                                                                  ------------    ------------
Other assets                                                           526,609         461,474
                                                                  ------------    ------------
                                                                  $ 38,433,808    $ 19,091,412
                                                                  ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable                                           $  3,156,205    $  3,533,194
       Accrued expenses                                              4,475,227       5,228,846
       Deferred gain                                                 3,419,200              --
       Deferred income taxes                                         2,515,000              --
       Current portion of debt obligations                             422,198       1,581,459
                                                                  ------------    ------------
                 Total current liabilities                          13,987,830      10,343,499
                                                                  ------------    ------------
Long-term debt obligations, net of current portion                      43,655       4,421,522
                                                                  ------------    ------------

Commitments and Contingencies (Notes 10 and 17)

Stockholders' equity
       Preferred stock, $.001 par value
              Authorized--3,000,000 shares
              Issued and outstanding--none                                  --              --
       Common stock, $.001 par value
              Authorized--30,000,000 shares
              Issued and outstanding--11,178,826 and 10,954,463
                shares in 2001 and 2000, respectively                   11,179          10,955
       Additional paid-in capital                                   42,963,993      42,031,096
       Cumulative translation adjustment                            (1,591,595)     (1,539,595)
       Accumulated deficit                                         (16,981,254)    (36,176,065)
                                                                  ------------    ------------
                 Total stockholders' equity                         24,402,323       4,326,391
                                                                  ------------    ------------
                                                                  $ 38,433,808    $ 19,091,412
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       NMT Medical, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                  For The Years Ended December 31,
                                                                               2001            2000            1999
                                                                           ------------    ------------    ------------
Revenues:
      Product sales                                                        $ 38,663,983    $ 35,662,466    $ 32,948,829
      License fees and royalties                                                546,279         810,539       2,130,539
                                                                           ------------    ------------    ------------
                                                                             39,210,262      36,473,005      35,079,368
                                                                           ------------    ------------    ------------
Costs and Expenses:
      Cost of product sales                                                  15,242,627      15,018,482      15,215,081
      Research and development                                                4,301,741       4,951,154       4,462,359
      General and administrative                                              9,029,607       9,534,577       9,050,244
      Selling and marketing                                                   8,126,977       8,786,264       8,427,357
      Impairment of long-lived assets                                                --       7,054,106       6,801,000
      Settlement of litigation                                                       --         673,000              --
      Write-down of note receivable from Image Technologies Corporation              --              --       1,364,369
                                                                           ------------    ------------    ------------
            Total costs and expenses                                         36,700,952      46,017,583      45,320,410
                                                                           ------------    ------------    ------------
      Gain on sale of product line                                           20,256,879              --              --
                                                                           ------------    ------------    ------------
            Income (loss) from operations                                    22,766,189      (9,544,578)    (10,241,042)

Other Income (Expense):
      Equity in net loss of Image Technologies Corporation                           --              --        (488,529)
      Gain on sale of investment in Image Technologies Corporation                   --         439,781              --
      Currency transaction (loss) gain                                          (42,819)        190,997         104,625
      Interest expense                                                         (706,602)     (1,237,556)     (2,814,211)
      Interest income                                                           209,783         211,098         479,617
                                                                           ------------    ------------    ------------
            Total other expense, net                                           (539,638)       (395,680)     (2,718,498)
                                                                           ------------    ------------    ------------
            Income (loss) before provision for income taxes
                  and extraordinary item                                     22,226,551      (9,940,258)    (12,959,540)
Provision for income taxes                                                    2,681,000              --         180,000
                                                                           ------------    ------------    ------------
            Income (loss) from continuing operations
                  before extraordinary item                                  19,545,551      (9,940,258)    (13,139,540)
Extraordinary loss on early extinguishment of debt, net of income tax
      benefit of  $51,000 in 2001                                              (350,740)             --      (2,618,428)
                                                                           ------------    ------------    ------------
            Net income (loss) from continuing operations                     19,194,811      (9,940,258)    (15,757,968)

Discontinued operations:
      Net income from discontinued operations, net of income
           taxes of $265,000 in 1999                                                 --              --         236,827
      Gain (loss) on sale of discontinued operations                                 --         345,204      (3,531,552)
                                                                           ------------    ------------    ------------
      Net gain (loss) from discontinued operations                                   --         345,204      (3,294,725)
                                                                           ------------    ------------    ------------
Net income (loss)                                                          $ 19,194,811    $ (9,595,054)   $(19,052,693)
                                                                           ============    ============    ============
Basic net income (loss) per common share:
            Continuing operations before extraordinary item                $       1.77    $      (0.91)   $      (1.22)
            Extraordinary item                                                    (0.03)             --           (0.24)
            Discontinued operations                                                  --            0.03           (0.31)
                                                                           ------------    ------------    ------------
            Net income (loss)                                              $       1.74    $      (0.88)   $      (1.77)
                                                                           ============    ============    ============
Diluted net income (loss) per common share:
            Continuing operations before extraordinary item                $       1.68    $      (0.91)   $      (1.22)
            Extraordinary item                                                    (0.03)             --           (0.24)
            Discontinued operations                                                  --            0.03           (0.31)
                                                                           ------------    ------------    ------------
            Net income (loss)                                              $       1.65    $      (0.88)   $      (1.77)
                                                                           ============    ============    ============
Weighted average common shares outstanding:
            Basic                                                            11,013,335      10,908,945      10,751,070
                                                                           ============    ============    ============
            Diluted                                                          11,657,270      10,908,945      10,751,070
                                                                           ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       NMT Medical, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                             Common Stock
                                                  ------------------------------------
                                                                           Additional
                                                  Number of     $0.001      Paid-in
                                                    Shares     Per Value    Capital
                                                  ----------   ---------   -----------
Balance, December 31, 1998                        10,680,117    $10,681    $40,999,277
   Common stock issued under the employee
      stock purchase plan                             22,461         22         59,104
   Common stock warrants issued in
      connection with debt waivers                        --         --        128,600
   Exercise of common stock options                   80,700         81        106,978
   Compensation expense related to
      nonemployee stock options                           --         --        146,000
   Change in cumulative translation adjustment            --         --             --
   Net loss                                               --         --             --
                                                  ----------    -------    -----------
   Total comprehensive loss

Balance, December 31, 1999                        10,783,278     10,784     41,439,959
   Common stock issued under the employee
      stock purchase plan                             29,276         29         63,769
   Exercise of common stock options and
      warrants                                       141,909        142        527,368
   Change in cumulative translation adjustment            --         --             --
   Net loss                                               --         --             --
                                                  ----------    -------    -----------
   Total comprehensive loss

Balance, December 31, 2000                        10,954,463     10,955     42,031,096

   Common stock issued under the employee
      stock purchase plan                             63,099         63        135,231
   Exercise of common stock options                  121,264        121        276,230
   Stock-based compensation                               --         --        275,476
   Common stock issued in connection with
      repurchase of technology rights                 40,000         40        245,960
   Change in cumulative translation adjustment            --         --             --
   Net income                                             --         --             --
                                                  ----------    -------    -----------
   Total comprehensive income

Balance, December 31, 2001                        11,178,826    $11,179    $42,963,993
                                                  ==========    =======    ===========

                                                                   Cumulative         Total
                                                  Accumulated      Translation     Stockholders'    Comprehensive
                                                    Deficit        Adjustment         Equity        Income (Loss)
                                                  ------------    -------------    -------------    -------------

Balance, December 31, 1998                        $ (7,528,318)   $     687,000    $ 34,168,640     $         --
   Common stock issued under the employee
      stock purchase plan                                   --               --          59,126               --
   Common stock warrants issued in
      connection with debt waivers                          --               --         128,600               --
   Exercise of common stock options                         --               --         107,059               --
   Compensation expense related to
      nonemployee stock options                             --               --         146,000               --
   Change in cumulative translation adjustment              --       (1,395,253)     (1,395,253)      (1,395,253)
   Net loss                                        (19,052,693)              --     (19,052,693)     (19,052,693)
                                                  ------------    -------------    ------------     ------------
   Total comprehensive loss                                                                         $(20,447,946)
                                                                                                    ============
Balance, December 31, 1999                         (26,581,011)        (708,253)     14,161,479     $         --
   Common stock issued under the employee
      stock purchase plan                                   --               --          63,798               --
   Exercise of common stock options and
      warrants                                              --               --         527,510               --
   Change in cumulative translation adjustment              --         (831,342)       (831,342)        (831,342)
   Net loss                                         (9,595,054)              --      (9,595,054)      (9,595,054)
                                                  ------------    -------------    ------------     ------------
   Total comprehensive loss                                                                         $(10,426,396)
                                                                                                    ============
Balance, December 31, 2000                         (36,176,065)      (1,539,595)      4,326,391     $         --

   Common stock issued under the employee
      stock purchase plan                                   --               --         135,294               --
   Exercise of common stock options                         --               --         276,351               --
   Stock-based compensation                                 --               --         275,476               --
   Common stock issued in connection with
      repurchase of technology rights                       --               --         246,000               --
   Change in cumulative translation adjustment              --          (52,000)        (52,000)         (52,000)
   Net income                                       19,194,811               --      19,194,811       19,194,811
                                                  ------------    -------------    ------------     ------------
   Total comprehensive income                                                                       $ 19,142,811
                                                                                                    ============
Balance, December 31, 2001                        $(16,981,254)   $  (1,591,595)   $ 24,402,323
                                                  ============    =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       NMT Medical, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            For The Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                         2001            2000           1999
                                                                                    -------------   ------------   -------------
Cash flows from operating activities:
    Net income (loss)                                                               $  19,194,811   $ (9,595,054)  $ (19,052,693)
    Net (gain) loss from discontinued operations                                               --       (345,204)      3,294,725
                                                                                    -------------   ------------   -------------

    Net income (loss) from continuing operations                                       19,194,811     (9,940,258)    (15,757,968)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities --
       Impairment of long-lived asset                                                          --      7,054,106       6,801,000
       Depreciation and amortization                                                      627,445      1,157,020       2,172,595
       Noncash interest expense                                                           271,178        473,405         531,264
       (Decrease) increase in accounts receivable reserves                                (55,500)       145,239          42,000
       Common shares issued in connection with repurchase of technology rights            246,000             --              --
       Net book value of product line assets sold                                         242,910             --              --
       Stock-based compensation                                                           217,803             --         128,600
       Equity in loss of Image Technologies Corporation                                        --             --         488,529
       Expense recorded on acceleration and extension of stock options vesting                 --             --         146,000
       Noncash interest expense relating to early extinguishment of debt                  401,741             --       2,358,970
       Write-down of note receivable from Image Technologies Corporation                       --             --       1,364,369
       Deferred tax provision                                                           2,515,000             --              --
       Changes in assets and liabilities--
            Accounts receivable                                                           423,466      1,770,385       2,078,314
            Receivable from sale of product line                                      (18,500,000)            --              --
            Inventories                                                                   324,446      1,052,358         579,357
            Prepaid expenses and other current assets                                      19,063        709,802         794,478
            Accounts payable                                                             (170,701)      (331,047)     (1,821,804)
            Accrued expenses                                                             (946,110)        25,650        (109,147)
            Deferred gain                                                               3,419,200             --              --
                                                                                    -------------   ------------   -------------
            Net cash provided by (used in) continuing operations                        8,230,752      2,116,660        (203,443)
                                                                                    -------------   ------------   -------------

            Net cash (used in) provided by discontinued operations                             --     (2,327,617)      1,589,828
                                                                                    -------------   ------------   -------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                           (150,490)      (394,880)       (518,000)
    (Increase) decrease in other assets                                                  (143,000)       283,349        (497,213)
    Proceeds from sale of discontinued operations                                              --     11,632,000              --
    Maturities of marketable securities and long-term investments                              --             --       6,122,938
                                                                                    -------------   ------------   -------------
            Net cash (used in) provided by investing activities                          (293,490)    11,520,469       5,107,725
                                                                                    -------------   ------------   -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                276,351        527,510         107,059
    Proceeds from issuance of common stock under the employee stock
     purchase plan                                                                        135,294         63,798          59,126
    Payments of subordinated note payable                                              (5,500,000)      (500,000)    (14,000,000)
    (Payments of) proceeds from financing arrangements                                         --       (428,000)        428,000
    (Payments of) proceeds from senior secured notes payable                                   --     (7,279,134)      7,279,134
    Payments of capital lease obligations                                                (588,345)      (489,640)       (252,816)
                                                                                    -------------   ------------   -------------
            Net cash used in financing activities                                      (5,676,700)    (8,105,466)     (6,379,497)
                                                                                    -------------   ------------   -------------
Effect of exchange rate changes on cash                                                   (15,210)        23,623        (588,152)
                                                                                    -------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents                                    2,245,352      3,227,669        (473,539)
Cash and cash equivalents, beginning of period                                          6,761,144      3,533,475       4,007,014
                                                                                    -------------   ------------   -------------
Cash and cash equivalents, end of period                                            $   9,006,496   $  6,761,144   $   3,533,475
                                                                                    =============   ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (1)  OPERATIONS

     NMT Medical, Inc. (formerly Nitinol Medical Technologies, Inc.) (the Company or NMT) designs, develops and markets advanced medical devices that are delivered by minimally invasive catheter-based procedures. The Company's products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company's cardiovascular business unit provides the interventional cardiologist with proprietary, catheter-based implant technologies that are designed to minimize or prevent the risk of embolic events. The cardiovascular business unit also serves the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques. The Company's neurosciences business unit serves the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts, external drainage products and aneurysm clips.

     On November 5, 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to C.R. Bard, Inc. ("Bard") for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. The Company will continue to manufacture the filter products for Bard for an interim period of time, but not later than December 31, 2002, pursuant to the agreement, and will receive ongoing royalty payments thereafter from Bard on its sales of the vena cava filter products (see Note 3).

     On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) surgical instruments and cryosurgery product lines and certain assets and liabilities for approximately $12.0 million in cash (see Note 4). The results of these discontinued operations and the net loss incurred upon the sale of the operations have been included as separate line items in the statement of operations in the accompanying consolidated financial statements for the years ended December 31, 2000 and 1999.

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

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (d)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   At December 31,
                           ------------------------------
                               2001               2000
                           -----------        -----------
     Components            $ 1,449,801        $ 1,723,209
     Finished goods          1,622,378          1,717,045
                           -----------        -----------
                           $ 3,072,179        $ 3,440,254
                           ===========        ===========

     Finished goods consist of materials, labor and manufacturing overhead.

     (e)  Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash and cash equivalents, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2001 and 2000, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 133, Accounting for Derivative and Hedging Instruments.

     (f)  Concentration of Credit Risk and Significant Customers

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, as amended by SFAS No. 133, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of trade accounts receivable with customers in the health care industry. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral.

     Historically, the Company has not experienced significant losses related to its accounts receivable. The Company has utilized primarily one distributor for the sales of its filter products (see Note 3). This distributor had amounts due to the Company of approximately $1,078,000 and $470,000 as of December 31, 2001 and 2000, respectively. This distributor also accounted for 21%, 23% and 26% of product revenues for fiscal 2001, 2000 and 1999, respectively. The Company also had one customer whose revenues accounted for 12% of product revenues for fiscal 1999. At December 31, 2001, approximately 32% of gross accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2001, 2000 and 1999, foreign sales accounted for 32%, 38% and 48% of total revenues, respectively.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (g)  Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their expected future cash flows and fair market values. SFAS No. 121 has been superceded by SFAS No. 144 (see Note 2(m)) for fiscal years beginning after December 15, 2001.

     The carrying value of long-lived assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. At December 31, 1999, the Company recorded a $6.8 million impairment charge for goodwill recorded upon the acquisition of the neurosciences business unit in July 1998. This impairment charge was determined based upon the Company's analysis of estimated cash flows of the neurosciences business unit and the carrying value of all of the long-lived assets of the U.K. operations of the neurosciences business unit, which was subsequently sold in April 2000. The Company's assessment of the future value of the assets of the neurosciences business unit was corroborated by independent outside parties.

     During the year ended December 31, 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of other long-lived assets of the neuroscience business unit (exclusive of its U.K. operations sold in April 2000) to their estimated fair value. The long-lived assets that were impaired consisted primarily of a building and other fixed assets located in the Company's Biot, France facility. The Company's estimates of fair value for such assets were based upon discounted cash flows and were corroborated by outside parties. This asset impairment charge did not include losses which may occur upon a decision to sell or liquidate the neuroscience business unit, including exit costs, transaction costs and additional losses on the sale or disposition of the assets.

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

     (i)  Revenue Recognition

     The Company records product sales upon transfer of title to the customer, provided that there is persuasive evidence of an arrangement, there are no significant post-delivery obligations and the sales price is fixed or determinable and collection of the sales price is probable. Products sold to the Company's distributors are not subject to a right of return for unsold product. License fees and royalties are recognized as earned.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (j)  Net Income (Loss) per Common and Potential Common Share

     Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares and common share equivalents outstanding during the period. Options and warrants to purchase a total of 307,894, 2,401,949 and 2,308,697 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999, respectively, as their effect would be antidilutive.

     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

                                             2001          2000         1999
                                          ----------    ----------   ----------
     Weighted average common shares
         outstanding                      11,013,335    10,908,945   10,751,070
     Dilutive effect of assumed exercise
         of stock options and warrants       643,935            --           --
                                          ----------    ----------   ----------
     Weighted average common shares
         outstanding assuming exercise
         of stock options and warrants    11,657,270    10,908,945   10,751,070
                                          ==========    ==========   ==========

     (k)  Foreign Currency

     The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the balance sheet accounts of the Company's foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders' equity. Additionally, the Company had a foreign currency exchange transaction loss of approximately $43,000 for the year ended December 31, 2001 and foreign currency exchange transaction gains of approximately $191,000 and $105,000 for the years ended December 31, 2000 and 1999, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

     (l)  Comprehensive Income

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. If presented on the statement of operations, other comprehensive net loss would have decreased the reported net income by $52,000 for the year ended December 31, 2001 and increased the reported net loss by $831,000 and $1,395,000 for the years ended December 31, 2000 and 1999.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (m)  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of this statement has not had a material impact on the Company's operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of the statement has not had a material impact on the Company's operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company believes the adoption of this statement will not have a material impact on its operations or financial condition.

     (n)  401(k) Plan

     In October 1996, the Company adopted a qualified defined contribution plan. Under the Company's 401(k) Plan, U.S. employees may defer up to 15% of their salary, subject to certain limitations. The Company did not make any employee matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999.

     (o) Supplemental Cash Flow Information and Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                               For The Years Ended December 31,
                                               --------------------------------
                                                 2001       2000        1999
                                               --------   --------   ----------
     Supplemental disclosure of cash flow
       information:
            Cash paid during the period for--
                 Interest                      $434,030   $741,425   $1,983,001
                                               ========   ========   ==========
                 Income Taxes                  $     --   $ 50,000   $  121,148
                                               ========   ========   ==========
     Supplemental disclosure of noncash
       financing and investing transactions:
            Equipment acquired under capital
              lease obligations                $     --   $ 89,847   $1,100,000
                                               ========   ========   ==========

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (3)  SALE OF VENA CAVA FILTER PRODUCT LINE

     On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and will receive up to an additional $7 million tied to certain performance and delivery milestones. The additional $7 million of contingent payments will be recorded as a gain on sale of product line in the periods in which these performance and delivery milestones are completed by the Company. In addition, commencing upon various milestone dates as defined, the Company will receive ongoing royalty payments from Bard on sales of the vena cava filter products. The Company will continue to manufacture the products for Bard for an interim period of time, but no later than December 31, 2002, pursuant to the agreement. In connection with the manufacturing transition agreement, the Company will manufacture product for Bard and sell it to them at a discounted price through August 2002. The Company has recorded the estimated aggregate discount as part of the deferred gain recorded as of December 31, 2001. Also included in the deferred gain is estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line sale.

     The gain on sale of product line is calculated as follows:

     Cash proceeds received at closing                 $    8,500,000
     Cash proceeds received January 4, 2002                18,500,000
     Repurchase of royalty and other rights                (2,496,000)
     Legal and other closing costs and deferrals           (4,004,211)
     Book value of net assets sold                           (242,910)
                                                       --------------
            Net gain on sale of product line           $   20,256,879
                                                       ==============

     Coincident with this transaction, the Company and Bard settled their ongoing arbitration by execution of a general release agreement (see Note
     17).

     (4)  SALE OF U.K. OPERATIONS OF NEUROSCIENCES BUSINESS UNIT

     On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector(R) Ultrasonic Aspirator, Ruggles(TM) Surgical Instruments and cryosurgery businesses and certain assets and liabilities, for $12.0 million in cash. The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company has recorded a gain on the sale of the U.K. operations of approximately $345,000 in the year ended December 31, 2000, representing a revision of estimates made concerning the costs associated with the sale. The total net loss of $3.2 million was comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.8 million and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale.

     The net assets sold consisted of the following:

     Current assets                                     $   6,807,000
     Property and equipment, net                            1,203,000
     Goodwill and other intangible assets, net              5,495,000
                                                        -------------
     Total assets                                          13,505,000
     Current liabilities                                   (2,089,000)
                                                        -------------
                                                        $  11,416,000
                                                        =============

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The Company used approximately $7.3 million of the proceeds from this sale to fully pay down its senior secured debt agreement and $500,000 to pay down its subordinated note agreement as discussed in Notes 9(a) and 9(b). The Company did not allocate interest expense associated with the senior secured debt and subordinated notes discussed in Notes 9(a) and 9(b) to discontinued operations.

     (5)  INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

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

     (6)  SETTLEMENT OF LITIGATION

     On July 17, 2000, Sodem Diffusion SA ("Sodem") filed a claim with the Tribunal de Premiere Instance in Geneva, Switzerland, alleging that NMT NeuroSciences Implants ("NMT France"), a wholly owned subsidiary of the Company, breached its obligations under an exclusive distribution agreement, dated as of November 10, 1998, pursuant to which NMT France was acting as the exclusive worldwide distributor of Sodem's products. Sodem sought approximately $18 million in damages in addition to costs and fees of their attorneys. NMT France filed a counterclaim for approximately $30 million plus costs. On February 23, 2001, NMT France and Sodem settled the litigation, resulting in a charge of $673,000 in the accompanying consolidated statement of operations for the year ended December 31, 2000, consisting of a $500,000 settlement fee paid to Sodem plus legal fees and associated costs.

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

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                 For The Years Ended December 31,
                                ----------------------------------

                                   2001         2000       1999
                                -----------   --------   ---------
     Foreign - current          $        --   $     --   $ 180,000
     Federal - current              115,000         --    (300,000)
     State - current                     --         --          --
                                -----------   --------   ---------
                                    115,000         --    (120,000)
                                -----------   --------   ---------
     Foreign - deferred                  --         --     (75,000)
     Federal - deferred           1,918,000         --     375,000
     State - deferred               597,000         --          --
                                -----------   --------   ---------
                                  2,515,000         --     300,000
                                -----------   --------   ---------
                                $ 2,630,000   $     --   $ 180,000
                                ===========   ========   =========

     The Company has federal and state net operating loss carryforwards of approximately $4.6 million and tax credit carryforwards of approximately $758,000 to reduce federal and state taxable income in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in significant ownership of the Company over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2021.

     As of December 31, 2001, the Company has available foreign net operating loss carryforwards of approximately $1.0 million. The Company was able to utilize approximately $450,000 of acquired operating losses during the year ended December 31, 1999. The Company recorded the tax effect of utilizing these loss carryforwards in the amount of $180,000 as a reduction in the carrying value of the goodwill during the year ended December 31, 1999.

     The provision for income taxes in the year ended December 31, 1999 represents the taxes on income generated in France by the neurosciences business unit. The Company generated a net operating loss for federal and state income tax purposes in the United States in the years ended December 31, 2000 and 1999.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the significant portions of the current deferred tax liability at December 31, 2001 and 2000 are as follows:

                                                      2001             2000
                                                   -----------      -----------
     Net operating loss carryforwards              $ 1,834,000      $ 4,069,000
     Tax credit carryforwards                          758,000          699,000
     Timing differences, including reserves
      accruals, and write-offs                       2,252,000        1,834,000
                                                   -----------      -----------
                                                     4,844,000        6,602,000
     Less - Valuation allowance                     (1,417,000)      (6,602,000)
                                                   -----------      -----------
     Net deferred tax asset                          3,427,000               --
     Deferred tax liability related to
      sale of product line                          (5,942,000)              --
                                                   -----------      -----------
     Net deferred tax liability                    $(2,515,000)     $        --
                                                   ===========      ===========


     The Company has provided a partial valuation allowance for its gross deferred tax asset due to the uncertainty surrounding the ability to realize the full asset. The deferred tax liability relates primarily to the difference between taxable and book income for proceeds received in January 2002 related to the sale of the vena cava filter product line. The reduction in the valuation allowance in 2001 was primarily due to utilization of net operating loss carryforwards as a result of the sale of the vena cava filter product line.

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:


                                                             Year Ended December 31,
                                                             -----------------------
                                                             2001     2000     1999
                                                             -----   ------   ------
     Federal statutory tax rate                               34.0%  (34.0)%  (34.0)%
     State income taxes, net of federal income tax benefit     6.0    (6.0)    (6.0)
     Change in valuation allowance/utilization of net
         operating loss and tax credit carryforwards         (28.0)   40.0     40.0
     Other                                                      --       --     1.0
                                                             -----   ------   ------
                                                              12.0%      --%    1.0 %
                                                             =====   ======   ======


     (8)  LICENSE FEES AND ROYALTIES

     On November 22, 1994, the Company granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market its stent technology. Under the license agreement, the Company earned approximately $546,000, $811,000 and $1,779,000 in fees and royalties during the years ended December 31, 2001, 2000 and 1999, respectively.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (9)  DEBT OBLIGATIONS

     The Company has the following debt obligations outstanding as of December 31, 2001 and 2000:

                                                           2001         2000
                                                        ----------   ----------
     Subordinated note payable                          $       --   $4,948,783
     Capital lease obligations                             465,853    1,054,198
                                                        ----------   ----------

                                                           465,853    6,002,981
     Less--Current portion                                 422,198    1,581,459
                                                        ----------   ----------
                                                        $   43,655   $4,421,522
                                                        ==========   ==========

     (a) Subordinated Note Payable

     The Company financed a significant portion of the 1998 acquisition of its neurosciences business unit with $20 million of subordinated debt borrowed from an affiliate of a significant stockholder of the Company. The subordinated debt had a September 30, 2003 due date, with quarterly interest payable at 10.101% per annum, and was subject to certain covenants, as amended.

     On September 13, 1999, the Company entered into a $10 million senior secured debt facility with a bank (see Note 9(b)), $8 million of the proceeds of which was used to reduce the principal amount of the subordinated note. The Company also used $6 million of its own cash to further reduce the principal amount of this note. In conjunction with this transaction, the Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt in 1999 in the accompanying consolidated statement of operations, which primarily relates to the accelerated pro rata write-off of the original issue discount and deferred financing costs of the subordinated note payable. During 2001, the Company repaid $200,000 from the proceeds obtained in connection with the sale of the Company's investment in ITC (see Note 5), an additional $800,000 in April 2001 per the terms of a loan amendment dated December 2000 and the remaining balance of $4.5 million on November 5, 2001 coincident with the sale of the vena cava filter product line (see Note 3). In conjunction with the final note payment, the Company recorded an approximate $351,000 extraordinary loss on the early extinguishments of debt, net of tax benefit of $51,000, which relates to the write-off of the remaining original issue discount and deferred financing costs. The Company recorded approximately $271,000, $473,000 and $531,000 of interest expense relating to the amortization of original issue discount and deferred financing costs for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     (c)  Capital Lease Obligations

     In June 1996, the Company entered into a $1.5 million lease finance facility agreement with a bank under which the Company leased equipment at an interest rate of 200 basis points above the bank's cost of funds. Leases under this agreement were payable in equal monthly installments over a period of 36-60 months and expired through November 2001. Borrowings of $572,000 were made under this agreement, which have been paid in full as of December 31, 2001.

     Upon expiration of this agreement in June 1997, the Company entered into a new agreement with the bank that provided the Company with similar terms and the option to borrow up to $1 million in the aggregate for the Company and ITC through March 31, 1998.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     Leases under this agreement are payable in equal monthly installments over a period of 36-60 months and expire through December 2002. Borrowings of $376,000 were made under this agreement by the Company, of which approximately $45,000 was outstanding as of December 31, 2001.

     On April 1, 1998, the Company entered into a new agreement with this bank that provided the Company with similar terms and the option to borrow up to $750,000 through March 31, 1999. Borrowings of $169,000 have been made under this new agreement by the Company, of which approximately $76,000 was outstanding as of December 31, 2001. Leases under these agreements are payable in equal monthly installments over a period of 60 months and expire through September 2003.

     In June 2000, certain ITC capital lease obligations and related equipment were transferred to the Company. These leases had outstanding borrowings of approximately $37,000 at December 31, 2001. The Company had been the guarantor of other outstanding lease obligations of ITC under the above-referenced bank agreements. Effective November 30, 2000, this guarantee has been assumed by a third party in connection with the Company's sale of its investment in ITC (see Note 5).

     In June 1999, the Company entered into a lease agreement with a bank for approximately $150,000 to be used for equipment purchases. Borrowings under this agreement accrue interest at 6.67%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in June 2002. Approximately $14,000 is outstanding under this agreement as of December 31, 2001.

     In December 1999, the Company entered into a lease agreement with a bank for approximately $1 million to be used for equipment purchases. Borrowings under this agreement accrue interest at 5.64%, are payable in monthly installments, are collateralized by the equipment purchased, and expire in December 2002. Approximately $294,000 of borrowings is outstanding as of December 31, 2001.

     (10) COMMITMENTS

     (a) Manufacturing Agreement

     The Company contracted with an unrelated third party for the manufacture of certain components. Under the amended agreement dated February 15, 1996, the Company was required to purchase minimum annual unit quantities through June 2001. The agreement was extended for an additional period through March 2002. As of December 31, 2001, the minimum remaining purchase commitment is approximately $260,000. In addition, in the event of an order cancellation or product conversion, the Company has agreed to purchase all in-process materials and all special materials purchased by the manufacturer for use in the production of these components, limited to purchase orders through 180 days after cancellation.

     (b) Operating Leases

     The Company has entered into operating leases for office and laboratory space and motor vehicle leases, including the ITC office lease assumed by the Company in June 2000. These leases expire through 2006. The leases require payment of all related operating expenses of the building, including real estate taxes and utilities in excess of base year amounts.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     Future minimum rental payments due under operating lease agreements as of December 31, 2001 are approximately as follows:

     Year Ending December 31,
     ------------------------
              2002                    $ 1,093,000
              2003                        834,000
              2004                        667,000
              2005                        653,000
              2006                        378,000
                                      -----------
                                      $ 3,625,000
                                      ===========

     Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $1,166,000, $797,000 and $602,000, respectively.

     (c) Royalties

     The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, the Company has agreed to pay royalties to certain employees and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor. Future minimum commitments under these agreements are approximately $75,000 per year.

     In addition to the aforementioned, during the year ended December 31, 1998, the Company entered into an agreement to pay minimum royalties of $87,500 per quarter through September 2001 to two individuals for a product for which these individuals own the rights. Any excess of the minimum royalties paid over the royalties earned are creditable against future sales until expiration of the associated patents. At December 31, 2001, approximately $154,000 and $300,000 of minimum royalties in excess of royalties earned were classified as prepaid expenses and other assets, respectively, on the accompanying balance sheet.

     Royalty expense under royalty agreements was approximately $1,770,000, $1,648,000 and $838,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     (11) STOCK OPTIONS AND WARRANTS

     (a)  Nonqualified Stock Options

     The Company granted nonqualified options to various officers, directors, employees, and/or consultants to purchase shares of common stock. The options become exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire on the earlier of approximately seven to ten years from date of issuance. As of December 31, 2001, 402,885 shares are subject to outstanding options at exercise prices of $.76-$10.50 per share.

     (b)  Stock Option Plans

     The 1996 Stock Option Plan. The Company's 1996 Stock Option Plan (the "1996 Plan") provides for the grant of options to acquire a maximum of 600,000 shares of common stock. As of December 31, 2001, 487,512 shares are subject to outstanding options at exercise prices of $1.25-$10.50 per share. The Board of Directors has appointed a Stock Option Committee of the Board as the plan administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the plan administrator. Subject to the terms of the 1996 Plan, the plan administrator determines the terms and conditions of options granted. At December 31, 2001, 112,488 shares are available for future grants under the 1996 Plan.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The 1996 Directors' Stock Plan. The Company's 1996 stock option plan for nonemployee directors (the "Directors' Plan") provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to directors of the Company who are not employees of the Company and who do not otherwise receive compensation from the Company. Under the Directors' Plan, 225,000 shares of common stock were reserved for issuance of options.

     Under terms of the Directors' Plan, each new nonemployee director not otherwise compensated by the Company received an initial grant of options to purchase 15,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director's re-election to the Board at the Company's annual meeting of shareholders, there is an additional grant of options to purchase 5,000 shares of common stock that become fully vested six months after the date of grant. As of December 31, 2001, 85,555 shares are subject to outstanding options at an exercise price of $1.50-$13.13 per share, of which 49,999 shares are exercisable. At December 31, 2001, 135,000 shares are available for future grant under the Directors' Plan, as amended.

     The 1998 Stock Incentive Plan. The Company's 1998 Stock Incentive Plan (the "1998 Plan") provides for the grant of options to acquire a maximum of 800,000 shares of common stock. As of December 31, 2001, 595,570 shares are subject to outstanding options at exercise prices of $0.94-$6.50 per share, of which 119,844 are exercisable. The 1998 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. Subject to the terms of the 1998 Plan, the Board of Directors determines the terms and conditions of options granted. As of December 31, 2001, 190,900 shares are available for future grants under the 1998 Plan.

     The 2001 Stock Incentive Plan. The Company's 2001 Stock Incentive Plan (the "2001 Plan") provides for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to eligible employees, officers, directors, consultants and advisors of the Company up to a maximum of 500,000 shares. As of December 31, 2001, no options have been granted under the 2001 Plan.

     On March 1, 2001, the Company's Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company's current stock option plans. Under this exchange offer, certain employees elected to have a total of 322,521 existing options cancelled in exchange for 131,558 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options will be subject to variable plan accounting as defined in FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. In addition, the Company has granted 83,450 additional options to employees who participated in the option exchange program, which are subject to variable accounting under FIN
     44. The Company is following the provisions of FIN 44 and will revalue to market the repriced options, through the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2001, 40,346 options subject to variable accounting had been cancelled and 174,662 are outstanding. For the year ended December 31, 2001, compensation expense related to the re-priced options was approximately $188,000. Based upon the Company's closing stock price at December 31, 2001, approximately $952,000 of additional compensation expense would be recognized over the remainder of the four year vesting period of the re-priced options.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The following table summarizes all stock option activity:

                                             For The Years Ended December 31,
                           --------------------------------------------------------------------
                                   1999                   2000                    2001
                           --------------------   --------------------   ----------------------
                                       Weighted               Weighted                 Weighted
                                       Average                Average                  Average
                                       Exercise               Exercise                 Exercise
                             Shares     Price       Shares     Price       Shares       Price
                           ---------   --------   ---------   --------   ----------    --------
     Outstanding:
       Beginning balance   1,933,273   $   5.05   2,066,956   $   4.90    2,239,868    $   4.30
       Granted               281,675       3.70     639,565       2.97      704,058        2.72
       Cancelled             (67,292)      8.67    (424,404)      5.35   (1,251,140)       5.32
       Exercised             (80,700)      1.33     (42,249)      2.44     (121,264)       2.28
                           ---------   --------   ---------    -------   ----------    --------
       Ending balance      2,066,956   $   4.90   2,239,868   $   4.30    1,571,522    $   2.91
                           =========   ========   =========   ========   ==========    ========
     Exercisable           1,470,903   $   4.32   1,466,284   $   4.44      608,502    $   2.52
                           =========   ========   =========   ========   ==========    ========

     For various price ranges, information for options outstanding and exercisable at December 31, 2001 was as follows:

                              Outstanding Options          Exercisable Options
                        ---------------------------------  -------------------
                                     Weighted    Weighted             Weighted
                                      Average    Average              Average
                                     Remaining   Exercise             Exercise
                          Shares       Life       Price      Shares     Price
                        ----------   ---------   --------   -------   --------
                                     (in years)
     $  0.76 -   1.56     237,628       7.58     $  1.20    105,026    $ 1.12
        1.76 -   2.38     817,324       6.17        2.09    385,696      2.14
        2.50 -   3.50     231,875       8.50        2.75     71,563      2.78
        3.75 -   5.13     139,195       9.46        4.63      9,966      4.64
        5.50 -   7.38      47,500       8.86        6.87     13,251      7.17
        8.22 -  13.13      98,000       6.81        9.99     23,000     10.79
                        ---------       ----     -------    -------    ------
     $  0.76 -  13.13   1,571,522       7.14     $  2.91    608,502    $ 2.52
                        =========       ====     =======    =======    ======

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans.

     The Company has adopted the disclosure-only alternative under SFAS No. 123 for grants to employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            2001           2000        1999
                                        ------------   ----------   ----------
     Risk-free interest rates           4.31% - 5.14%  5.78%-6.72%  4.80%-6.38%
     Expected dividend yield                 --            --           --
     Expected lives                       7 years        7 years     7 years
     Expected volatility                    74%            52%         87%
     Weighted average grant-date fair
       value of options granted during
       the period                         $ 1.74         $ 1.76      $ 2.90

     The effect of applying SFAS No. 123 would be as follows for the years ended December 31, 2001, 2000 and 1999:

                                       2001            2000           1999
                                   ------------   -------------   -------------
     Net income (loss):
         As reported               $ 19,194,811   $  (9,595,054)  $ (19,052,693)
                                   ============   =============   =============
         Pro forma                 $ 18,945,893   $ (10,173,512)  $ (20,101,646)
                                   ============   =============   =============
     Diluted net income (loss)
       per common share:
         As reported               $       1.65   $       (0.88)  $       (1.77)
                                   ============   ==============  =============
         Pro forma                 $       1.63   $       (0.93)  $       (1.87)
                                   ============   =============   =============

     (c)  Warrants

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

                      NMT MEDICAL, INC. AND SUBSIDIARIES

     In connection with such waiver, the Company issued to the noteholder warrants to purchase 25,000 shares of Common Stock at $3.41 per share.

     On April 3, 2000, in connection with the Company's pay down of debt discussed in Note 9(b), the Company issued the noteholder warrants to purchase 20,000 shares of the Company's common stock at $4.94 per share.

     The Company determined the value of these warrants using the Black-Scholes pricing model and charged such values to interest expense for the years ended December 31, 2000 and 1999.


     The following table summarizes the Company's warrant activity:

                                                  Weighted Average
                                      Number of   Exercise Price
                                       Shares         Per Share
                                      ---------   ----------------
     Balance, December 31, 1998         216,741       $ 3.07
       Granted                           25,000         3.41
                                        -------       ------
     Balance, December 31, 1999         241,741         3.10
       Granted                           20,000         4.94
       Exercised                        (99,660)        4.26
                                        -------       ------
     Balance, December 31, 2000         162,081         2.62
       Cancelled                        (58,752)        2.50
                                        -------       ------
     Balance, December 31, 2001         103,329       $ 2.69
                                        =======       ======
     Exercisable, December 31, 2001     103,329       $ 2.69
                                        =======       ======

     (d)  Employee Stock Purchase Plan

     The Company's employee stock purchase plan (the "1997 ESPP") allows eligible employees to purchase common stock of the Company through payroll deductions at a price that is 85% of the lower of the closing price of the Company's stock on the either the beginning or ending date of each six month offering period. The Company reserved 90,000 of its $.001 par value common stock for issuance under the 1997 ESPP. The Company issued 38,008, 29,276 and 22,461 shares of common stock under the 1997 ESPP during the years ended December 31, 2001, 2000 and 1999, respectively.

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

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (12) RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001, 2000 and 1999, one shareholder provided consulting services to the Company, at a rate of $100,000 per annum. That annual agreement has been terminated effective December 31, 2001. Additionally, during the year ended December 31, 1999, an affiliate of a stockholder provided consulting services to the Company amounting to approximately $103,000.

     In September 1998, a former employee of the Company entered into a secured promissory note agreement with the Company under which the former employee borrowed $167,100, plus interest at 10% per annum, with a maturity date of the earlier of September 30, 1999 or the tenth business day on which the closing price of the Company's stock was greater than $8.00 per share for any consecutive three-day period. The note agreement was extended under similar terms to September 30, 2000 and was paid in full as of March 31, 2000.

     On September 1, 1998, a former employee of the Company borrowed $25,000 from the Company. The loan accrued interest at 10.101% per annum and was collateralized. The loan, due January 15, 2000,was subsequently extended to June 30, 2000 under similar terms and was paid in full as of September 30, 2001.

     In connection with certain consulting services provided by Fletcher Spaght to the Company, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of Common Stock, from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings of $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest at 5% per annum, and payable on or before February 14, 2003. R. John Fletcher, a member of the Board of Directors of the Company, is currently the Chief Executive Officer of Fletcher Spaght.

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (13) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                        At December 31,
                                   -----------------------
                                      2001         2000
                                   ----------   ----------
     Payroll and payroll related   $1,734,936   $1,765,165
     Taxes                            524,034      446,944
     Legal settlement                      --      628,000
     Other accrued expenses         2,216,257    2,388,737
                                   ----------   ----------
                                   $4,475,227   $5,228,846
                                   ==========   ==========

     (14) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Revenues by destination country for the years ended December 31, 2001, 2000 and 1999 are as follows:

                           2001         2000          1999
                       -----------   -----------   -----------
     United States     $26,536,000   $22,600,000   $18,251,000
     The Netherlands     2,697,000     2,855,000     4,565,000
     Germany             2,291,000     2,344,000     2,986,000
     France              1,329,000     1,218,000     1,888,000
     Other               6,357,262     7,456,005     7,389,368
                       -----------   -----------   -----------
                       $39,210,262   $36,473,005   $35,079,368
                       ===========   ===========   ===========

     Net book value of long-lived assets by country at December 31, 2001 and 2000 are as follows:

                                    2001         2000
                                 ----------   ----------
     United States               $1,073,275   $1,736,011
     France                          46,741       88,741
     Other                           40,779       42,071
                                 ----------   ----------
                                 $1,160,795   $1,866,823
                                 ==========   ==========

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (15) SEGMENT REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and to assess performance.

     The Company's chief operating decision making group is the Chief Executive Officer, members of Senior Management, and the Board of Directors. The operating segments are managed separately because each represents specific types of medical devices for specific markets. The cardiovascular segment includes minimally-invasive medical devices that were the primary products of the Company prior to the acquisition of the business that comprises the neurosciences segment, whose products primarily consist of neurosurgical medical devices.

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

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment net income. Revenues are attributed to geographic areas based on where the customer is located. Segment information is presented as follows:

                                                     For The Years Ended December 31,
                                                -----------------------------------------
                                                  2001            2000           1999
                                                -----------    -----------    -----------
     Segment Revenues:
       Cardiovascular business unit             $23,047,262    $18,596,005    $15,058,368
       Neurosciences business unit               16,163,000     17,877,000     20,021,000
                                                -----------    -----------    -----------
               Total revenues                   $39,210,262    $36,473,005    $35,079,368
                                                ===========    ===========    ===========

     Segment Interest Income:
       Cardiovascular business unit             $   175,783    $   211,098    $   479,617
       Neurosciences business unit                   34,000             --             --
                                                -----------    -----------    -----------
               Total                            $   209,783    $   211,098    $   479,617
                                                ===========    ===========    ===========

     Segment Interest Expense:
       Cardiovascular business unit             $   698,602    $ 1,168,556    $ 2,426,211
       Neurosciences business unit                    8,000         69,000        388,000
                                                -----------    -----------    -----------
               Total                            $   706,602    $ 1,237,556    $ 2,814,211
                                                ===========    ===========    ===========

     Segment Income Tax Provision:
       Cardiovascular business unit             $ 2,681,000    $        --    $        --
       Neurosciences business unit                       --             --        180,000
                                                -----------    -----------    -----------
               Total                            $ 2,681,000    $        --    $   180,000
                                                ===========    ===========    ===========

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     Segment Depreciation and
       Amortization:
       Cardiovascular business unit    $   578,445   $   637,944   $  1,071,395
       Neurosciences business unit          49,000       519,076      1,101,200
                                       -----------   -----------   ------------
               Total                   $   627,445   $ 1,157,020   $  2,172,595
                                       ===========   ===========   ============

     Segment Equity in Net Loss of
       Investees:
       Cardiovascular business unit    $        --   $        --   $   (488,529)
       Neurosciences business unit              --            --             --
                                       -----------   -----------   ------------
               Total                   $        --   $        --   $   (488,529)
                                       ===========   ===========   ============

     Segment Significant Noncash Items:
       Cardiovascular business unit    $        --   $        --   $  1,364,369
       Neurosciences business unit              --     7,054,106      6,801,000
                                       -----------   -----------   ------------
               Total                   $        --   $ 7,054,106   $  8,165,369
                                       ===========   ===========   ============

     Segment Net Income (Loss):
       Cardiovascular business unit    $18,777,811   $  (941,331)  $ (7,654,968)
       Neurosciences business unit         417,000    (8,998,927)    (8,103,000)
                                       -----------   -----------   ------------
               Total                   $19,194,811   $(9,940,258)  $(15,757,968)
                                       ===========   ===========   ============

     Segment balance sheet information is as follows at December 31, 2001 and 2000:

                                                            2001         2000
                                                         ----------   ----------
     Segment Net Book Value of Long-Lived
       Tangible Assets:
        Cardiovascular business unit                     $1,114,054   $1,778,082
        Neurosciences business unit                          46,741       88,741
                                                         ----------   ----------

                 Total                                   $1,160,795   $1,866,823
                                                        ==========   ==========

     (16) VALUATION OF QUALIFYING ACCOUNTS

     The following table sets forth the activity in the Company's allowance for doubtful accounts and sales returns:

                                                 Years Ended December 31,
                                          -------------------------------------
                                             1999         2000          2001
                                          ---------    ----------    ----------

     Balance at beginning of period       $ 871,000    $  913,000   $ 1,079,000
     Provision for bad debt and returns     185,000       145,000       (56,000)
     Writeoffs and returns                 (143,000)      (62,000)      (23,000)
     Other                                       --        83,000         5,000
                                          ---------    ----------   -----------
     Balance at end of period             $ 913,000    $1,079,000   $ 1,005,000
                                          =========    ==========   ===========

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     (17) LEGAL PROCEEDINGS

     The Company is a party to the following legal proceedings that could have a material adverse impact on the Company's results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

     In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the "Court") against AGA Medical Corp. ("AGA"), claiming that AGA's Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement, as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA's counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA's counterclaims denying liability. On April 25, 2001, the Court granted the Company's motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office.

     In papers dated November 24, 1999, Elekta AB (publ) filed a request for arbitration in the London Court of International Arbitration ("LCIA") alleging that the Company breached its payment obligation under the Sale and Purchase Agreement between the parties dated May 8, 1998 pursuant to which the Company purchased certain assets from Elekta. On January 14, 2000, the Company filed its response with the LCIA in which the Company denied Elekta's claims and indicated that it would assert a counterclaim for Elekta's breach of the same contract. As currently pleaded, Elekta's claim seeks approximately $2 million in damages and NMT's counterclaim seeks approximately $2 million in damages. On January 17-19, 2001, the arbitrator conducted a hearing on preliminary legal issues. On March 15, 2001, the Arbitrator issued a partial award which for the most part clarified certain legal issues without deciding the merits of either Elekta's claims or the Company's counterclaims. In light of the arbitrator's award, the parties have repleaded the claims and counterclaims. In its amended claim, Elekta seeks approximately $1.7 million in damages. In its amended counterclaim, NMT seeks approximately $2.8 million in damages. Prior to a hearing on the merits, the parties reached a partial settlement of the claims and counterclaims. The hearing on the merits commenced on March 18, 2002. After several days, the parties suspended the hearing to pursue additional settlement discussions.

     On or about September 24, 2001, the Company's three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) ("Reassessment"). The French authorities are seeking from the above-named NMT entities in excess of FF11million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company intends to assert a portion of these claims against Elekta in an arbitration and to otherwise appeal the Reassessment.

     On August 11, 2000, the Company filed a demand for arbitration before the American Arbitration Association in Boston, Massachusetts to obtain a determination that C. R. Bard, Inc ("Bard") did not have distribution rights to the Company's Recovery (TM) Filter under the 1992 U.S. distribution agreement (the "1992 Agreement"). Bard filed a counterclaim seeking a contrary declaration and an indeterminate amount of damages. On May 3, 2001, the Arbitration Tribunal indicated orally that it considered the Recovery (TM) Filter a Product as defined in the 1992 Agreement. The parties have settled all issues related to the arbitration through the execution of a general release delivered pursuant to the sale by the Company of the assets of its vena cava filter product line to Bard on November 5, 2001 (see Note 3).

     On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center ("Beth Israel") a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the

                       NMT MEDICAL, INC. AND SUBSIDIARIES

     Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 28, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon is scheduled for the week of June 24, 2002.

     Other than as described above, the Company has no material pending legal proceedings.

                                  EXHIBIT INDEX

Exhibit No.
-----------
2.1      Purchase Agreement, dated as of May, 1998, between the Company and Elekta AB (PUBL), as amended by
         Amendment No. 1 dated as of July 8, 1998. (3)

2.2      Asset Purchase Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (2) (16)

3.1      Second Amended and Restated Certificate of Incorporation. (4)

3.2      Certificate of Amendment to the Company's  Second Amended and Restated  Certificate of  Incorporation,  as
         filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (8)

3.3      Amended and Restated By-laws. (1)

4.1      Form of Common Stock Certificate. (11)

4.2      Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust
         Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (7)

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

10.4     Stock Purchase Warrant by and between the Company and Fletcher Spaght, Inc., dated as of July 1, 1998. (10)

10.5     Amendment No. 1 to Share  Purchase  Warrant,  dated as of February 13, 2001, by and between the Company and
         Fletcher Spaght, Inc. (14)

10.6     Promissory Note, made on February 13, 2001, by Fletcher Spaght, Inc. in favor of the Company. (14)

10.7     Stock Purchase Warrant by and between the Company and David A. Chazanovitz, dated as of July 1, 1998. (10)

10.8     Registration  Rights Agreement by and between the Company and Fletcher  Spaght,  Inc., dated as of February
         14, 1996. (1)

10.8.1   Amendment  No. 1, dated July 1, 1998 to the  Registration  Rights  Agreement by and between the Company and
         Fletcher Spaght, Inc., dated as of February 14, 1996. (10)

10.9     Distribution  Agreement  by and between the Company and the Bard  Radiology  division of C.R.  Bard,  Inc., dated May 19, 1992, as amended on February 1, 1993, and October 1, 1995. (1)(2)

10.10    International Distribution Agreement by and between the Company and Bard International, Inc., dated as of
         November 30, 1995. (1)(2)

10.11    License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994. (1)(2)

10.12    Manufacturing Agreement by and between the Company and Lake Region Manufacturing Company, Inc., dated
         February 15, 1996. (1)(2)

Exhibit No.
-----------
10.13    Amendment to Manufacturing Agreement by and between the Company and Lake Region Manufacturing Company,
         Inc., dated April 5, 2001 (2)(15)

10.14    Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14,
         1987. (1)(2)

10.15    Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children's Medical
         Center Corporation dated as of May 12, 1995. (1)

10.16    Stock Transfer Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc.,
         dated as of June 19, 1995. (1)

10.17    License Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc., dated June
         19, 1995. (1)(2)

10.18    Sublicense Agreement by and between Children's Medical Center Corporation and InnerVentions, Inc., dated
         June 19, 1995. (1)

10.19    Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30,
         1994. (1)

10.20    License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)(2)

10.21    Share Purchase Warrant by and between the Company and Lloyd A. Marks, dated April 15, 1996. (1)

10.22    Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13,
         1996. (1)

10.23    Form of Registration Rights Agreement between the Company and certain of its existing  stockholders,  dated as of February 14, 1996. (1)

10.24    Agreement  of Lease by and  between the Company  and the  Trustees of Wormwood  Realty,  dated as of May 8,
         1996. (1)

10.25    Company 1994 Stock Option Plan. (1)(**)

10.26    Company 1996 Stock Option Plan. (1)(**)

10.27    Amendment No. 1 to 1996 Stock Option Plan. (4)(**)

10.28    Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

10.29    Amendment No. 1 to 1996 Stock Option Plan for Non-Employee Directors (15)(**)

10.30    Company 1998 Stock Incentive Plan (4)(**)

10.31    Company 2001 Stock Incentive Plan (15)(**)

10.32    Company 2001 Employee Stock Purchase Plan (15)(**)

10.33    Registration  Rights Agreement among the Company,  Whitney  Subordinated Debt Fund, L.P. and J.H. Whitney &
         Co., dated as of July 8, 1998. (3)

10.34    Assignment Agreement between the Company and Morris Simon, M.D., dated February 27, 1998. (5)

Exhibit No.
-----------
10.35    Stock Option Agreement evidencing grant by the Company to Morris Simon, M.D., dated February 27, 1998. (5)

10.36    Non-plan Stock Option Agreement  evidencing grant by the Company to Morris Simon,  M.D., dated February 27,
         1998. (5)

10.37    Registration  Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February
         27, 1998. (5)

10.38    Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (6)

10.39    Amendment No. 2 dated November 9, 1998 to Purchase  Agreement  between the Company and Elekta AB (Publ.) of
         May 8, 1998. (6)

10.40    Amendment No. 1 dated as of March 30, 1999 to  Registration  Rights  Agreement  among the Company,  Whitney
         Equity  Partners,  Boston  Scientific  Corporation,  David J.  Morrison and  Corporate  Decisions,  Inc. of
         February 16, 1996. (6)

10.41    Amendment No. 1 dated as of March 30, 1999 to  Registration  Rights  Agreement  among the Company,  Whitney
         Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998. (6)

10.42    Common Stock Purchase Warrant No. WSDF-4. (8)

10.43    Common Stock Purchase Warrant No. BBH-1. (11)

10.44    Employment  Agreement by and between the Company and John E. Ahern,  dated as of September 21, 2000.  (12)
         (**)

10.45    Employment  Agreement  by and between the Company  and  Richard E. Davis,  dated as of February  14,  2000.
         (13)(**)

10.46    License  Agreement,  dated as of October 2000,  by and between the Company and  Children's  Medical  Center
         Corporation. (13)

10.47    Royalty Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (2)(16)

10.48    Transitional  Manufacturing  Agreement,  dated as of November 5, 2001,  between the Company and C. R. Bard,
         Inc. (2)(16)

21.1     Subsidiaries of the Registrant.

23.1     Consent of Arthur Andersen LLP.

99.1     Assurance Letter Regarding Representations of Arthur Andersen LLP

----------
(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-06463).

(2) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(3) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated July 8, 1998.

(4) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(5) Incorporated by reference to Exhibits to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended April 31, 1998.

(6) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated June 7, 1999.

(8) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

(13) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-K for the fiscal year ended December 31, 2000

(14) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(15) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16) Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 5, 2001.

(**) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.