Form 10-K/A
period 2001-12-31
NMT MEDICAL INC
filed 2002-04-29
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001


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

     John E. Ahern, age 57, has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc. ("Bard"), a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard's cardiovascular divisions. Mr. Ahern's 37 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company and various sales and marketing positions at Becton Dickinson & Co., a major medical technology company.

     John Fletcher, age 57, was elected a director of the Company in January 1996. In May 2000, he served without compensation in the Office of the Chief Executive Officer of the Company as part of the Company's interim management team until September 21, 2000 when John E. Ahern was hired as Chief Executive Officer. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company specializing in strategic development for health care and high technology businesses ("Fletcher Spaght"). Prior to founding Fletcher Spaght in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of Directors of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght ("InnerVentions"), which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a publicly traded biotechnology company developing orally-administered pharmaceutical products.

     Robert G. Brown, age 59, was elected a director in September 2000. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992 and as a director of the Company from 1992 to 1997. From 1971 to 1985, Mr. Brown held various sales and marketing positions with Medi-tech Inc. and the Medi-tech division of Boston Scientific Corp. and Boston Scientific International Corporation, including Vice President, Marketing and International Market Development for Medi-tech Inc. and Director, Market Development for Boston Scientific International Corporation. From 1969 to 1971 he was a sales representative for Baxter Laboratories. Mr. Brown holds a B.S. from the University of Vermont. Mr. Brown also served as an officer in the United States Marine Corps from 1966 to 1969.

     James E. Lock, M.D., age 52, was elected a director of the Company in August 2000. Since October 1993, Dr. Lock has been Chairman of the Department of Cardiology at Children's Hospital, and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at Stanford University, and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock became the first septal occlusion device to receive from the United States Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston Children's Heart Foundation and is the president of the Aldo Castanda Foundation, and serves on the Board of Directors of the Children's Hospital Trust.

     Cheryl L. Clarkson, age 48, was elected a director of the Company in January 2001. Ms. Clarkson is the founder and Chief Executive Officer of SkinHealth, Inc., a physician-based dermatology company which operates SkinHealth Centers throughout eastern New England. Ms. Clarkson has previously served as the Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., a publicly traded health care adjudication and utilization review company, the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc., and spent ten years with American Hospital Supply Corporation in various management positions. She holds a Masters degree from the Sloan School of Management at M.I.T., where she was selected as a Sloan fellow. Ms. Clarkson is a member of several boards of directors of privately-held companies in the health care and medical device industry and serves as an overseer for two large teaching hospitals.

     Francis J. Martin, age 65, was elected a director of the Company in February 2001. Since September 2000, Mr. Martin has been Chairman and Chief Executive Officer of Florence Medical LTD (Israel) and Chairman and President/Chief Executive Officer of Florence Medical, Inc., the global commercialization unit based in Boston. Florence Medical, Inc. is involved in developing and marketing vascular blood flow software systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From September 1994 to September 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. He has an extensive background in the medical device industry having founded and managed Advanced Biomedical Instruments from 1979 to 1986, and PLC Systems from 1987 to 1994. Prior to that Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he had several domestic and international marketing and sales management positions. Mr. Martin is a board member of several privately-held medical device companies.

     In connection with the acquisition by the Company of the CardioSEAL(R) Septal Occluder technology in 1996 from InnerVentions, the Company agreed to use its best efforts to nominate a designee of Fletcher Spaght as a director of the Company, and certain of the Company's stockholders agreed to vote their shares of Common Stock in favor of such designee. Fletcher Spaght's designee, R. John Fletcher, was first elected to the Board of Directors of the Company in January 1996 and has served on the Board of Directors of the Company since that time.

     There are no family relationships among any of the executive officers and director nominees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 2001 its executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock timely complied with all Section 16(a) filing requirements.

     On October 9, 2001, James E. Lock, M.D., filed a Statement of Changes in Beneficial Ownership on Form 4 to report the exercise of an option to purchase 3,333 shares of Common Stock at a purchase price of $2.25 per share on August 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

     Between January and March 2001, the Company had a separate Compensation Committee and Stock Option Committee. During this period, C. Leonard Gordon, who resigned from the Board of Directors of the Company on June 1, 2001, served on the Compensation Committee, and Mr. Fletcher served on the Stock Option Committee. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992. Mr. Gordon served as Acting President and Chief Executive Officer from April 2000 until May 2000 when he was appointed Managing Director of the Company in which position he served until April 2001. Mr. Fletcher served without compensation in the Office of the Chief Executive Officer from May 2000 through September 2000. See "Certain Relationships and Related Transactions" relating to Mr. Fletcher. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee or the Joint Compensation and Options Committee of the Company during the year ended December 31, 2001.

Director Compensation

     As of March 2001, each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $1,000 for attendance at each Board meeting and $500 for attendance at each telephonic Board meeting. Between January and March 2001, the fee for attendance at each Board meeting was $2,000 for each Board meeting and $500 for each telephonic meeting. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and Committee meetings.

     In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors (the "Plan"), which provided for the issuance of a maximum of 150,000 shares of Common Stock. On the effective date of the Plan, each non-employee director of the Company who did not otherwise receive compensation from the Company received an option to purchase 10,000 shares of Common Stock. In 2001, the Company's stockholders voted to approve an amendment to the Plan (as amended, the "Amended Plan"), which increased the number of shares of Common Stock authorized for issuance thereunder to 225,000 shares. The Amended Plan provides for an initial option grant to purchase 15,000 shares of Common Stock (increased from 10,000 shares under the Plan) to each new non-employee director upon his or her initial election to the Board of Directors. These option grants vest in equal monthly installments over a three-year period. In addition to this initial grant, the Amended Plan provides for annual grants of stock options to purchase 5,000 shares of Common Stock (increased from 2,500 shares under the Plan) to each eligible director, other than to a director who receives an initial grant of options in the same year. These annual option grants become fully vested six months after the date of grant. The exercise price of options granted under the Amended Plan is equal to the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee for the portion then exercisable at any time within one year after the optionee ceases to serve as a director of the Company.

Executive Compensation

                           Summary Compensation Table

     The following table sets forth certain information concerning the compensation for each of the last three years for the Company's Chief Executive Officer and its other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in the year ended December 31, 2001 (collectively, the "Named Executives").

                                                                      Long-Term
                                              Annual                Compensation
                                           Compensation                Awards
                                  -----------------------------   ----------------
                                                                      Number of
                                                                     Securities          All Other
                                           Salary       Bonus     Underlying Stock     Compensation
Name and Principal Position       Year       ($)         ($)       Options (#)(1)         ($)(2)
---------------------------       ----   -----------   --------   ----------------     ------------
John E. Ahern.................    2001   $313,750(3)   $100,000      112,500(4)             --
    President and Chief           2000     83,270(5)     25,000      162,500(6)             --
    Executive Officer

Richard E. Davis..............    2001    153,340(7)     78,750      122,500(8)             --
    Chief Financial Officer

----------

(1)  The Company has never granted any stock appreciation rights.
(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits did not exceed the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executive in question for the fiscal year.
(3) Reflects a base salary of $300,000 for the period January 1, 2001 through September 20, 2001 and $350,000 for the period September 21, 2001 through December 31, 2001. See "Executive Compensation--Employment and Severance Agreements."
(4) Consists of an option to purchase 12,500 shares of Common Stock at an exercise price of $2.07 per share, an option to purchase 50,000 shares of Common Stock at an exercise price of $5.03 per share, and an option to purchase 50,000 shares of Common Stock at an exercise price of $7.07 per share, which option was granted in February 2002 as a 2001 bonus.
(5) Represents Mr. Ahern's compensation for the period commencing on the date when Mr. Ahern joined the Company (September 21, 2000) and ending on December 31, 2000. Mr. Ahern's annualized base salary for 2000 was $300,000. See "Executive Compensation--Employment and Severance Agreements".
(6) Consists of an option to purchase 150,000 shares of Common Stock at an exercise price of $2.156 per share, which option represents a signing bonus (see "Executive Compensation--Employment and Severance Agreements"), and an option to purchase 12,500 shares of Common Stock at an exercise price of $1.31 per share, which option was granted in February 2001 as a 2000 bonus.
(7) Represents Mr. Davis' compensation for the period commencing on March 12, 2001 and ending on December 31, 2001. Mr. Davis' annualized base salary for 2001 was $190,000. See "Executive Compensation--Employment and Severance Agreements".
(8) Consists of an option to purchase 85,000 shares of Common Stock at an exercise price of $1.25 per share, which option represents a signing bonus (see "Executive Compensation--Employment and Severance Agreements"), an option to purchase 7,500 shares of Common Stock at an exercise price of $1.76 per share, and an option to purchase 30,000 shares of Common Stock at an exercise price of $5.03 per share.

                        Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2001 to each of the Named Executives.

                                                                 Individual Grants
                                             -------------------------------------------------------
                                                            Percentage                                   Potential Realizable
                                                             of Total                                      Value at Assumed
                                              Number of       Options                                    Annual Rates of Stock
                                             Securities     Granted to     Exercise or                  Price Appreciation for
                                             Underlying      Employees     Base Price                       Option Term(2)
                                               Options       in Fiscal      per Share     Expiration    ----------------------
                  Name                       Granted (#)     Year (%)     ($/share)(1)       Date           5%($)      10%($)
----------------------------------------     -----------    ----------    ------------    ----------    ----------    --------
John E. Ahern...........................        12,500(3)      1.87%         $2.07          4/26/11      $ 16,273     $ 41,238
                                                50,000         7.47           5.03         10/25/11       158,167      400,826
Richard E. Davis........................        85,000        12.70           1.25          2/14/11        66,820      169,335
                                                 7,500         1.12           1.76          3/16/11         8,301       21,037
                                                30,000         4.48           5.03         10/25/11        94,900      240,496

----------

(1) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.
(3) Excludes Mr. Ahern's option to purchase 50,000 shares of Common Stock at an exercise price of $7.07 per share which was granted in February 2002 as a 2001 bonus.

                   Aggregated Option Exercises in Last Fiscal
                     Year and Fiscal Year-End Option Values

     The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the year ended December 31, 2001, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 2001.

                                            Number of
                                              Shares
                                             Acquired                      Number of Securities
                                                on          Value         Underlying Unexercised            Value of Unexercised
                                             Exercise     Realized        Options at December 31,         In-the-Money Options at
                  Name                         (#)         ($)(1)                 2001(#)                 December 31, 2001 ($)(2)
----------------------------------------    ----------    ----------    ----------------------------    ----------------------------
                                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
                                                                        -----------    -------------    -----------    -------------
John E. Ahern (3).......................        --           $--           53,645         171,355        $334,035        $950,034
Richard E. Davis (4)....................        --            --           18,958         103,542         131,775         633,000

----------

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2) Represents the difference between the last reported sale price per share of the Common Stock on December 31, 2001, the last day of trading prior to the year end ($8.45 per share), as reported on the Nasdaq National Market, and the option exercise price, multiplied by the number of shares underlying the options.
(3) Exercisable consists of options to purchase 46,875 shares at an exercise price of $2.156 per share, 2,604 shares at $1.31 per share, 2,083 shares at $2.07 per share, and 2,083 shares at $5.03 per share. Unexercisable consists of options to purchase 103,125 shares at an exercise price of $2.156 per share, 9,896 shares at $1.31 per share, 10,417 shares at $2.07 per share and 47,917 at $5.03 per share.
(4) Exercisable consists of options to purchase 17,708 shares at an exercise price of $1.25 per share and 1,250 shares at $5.03 per share. Unexercisable consists of options to purchase 67,292 shares at an exercise price of $1.25 per share, 7,500 shares at $1.76 per share and 28,750 shares at $5.03 per share.

Employment and Severance Agreements

     The Company entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. Pursuant to this agreement, Mr. Ahern received a salary of $300,000 per year, which was increased to $350,000 per year effective as of the first anniversary of his commencement date pursuant to a vote of the Board of Directors on October 3, 2001. Upon the execution of the agreement, the Company granted Mr. Ahern a stock option to purchase an aggregate of 150,000 shares of the Company's Common Stock at an exercise price of $2.156 per share. These option grants will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), constitute incentive stock options. Each option grant will vest in 48 equal monthly installments on each monthly anniversary of the date of such option grant. Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. Under his employment agreement, Mr. Ahern is entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase up to 50,000 shares of Common Stock. Pursuant to a vote of the Board of Directors on October 3, 2001, the maximum amount of annual bonus Mr. Ahern may earn for performance in 2002 was increased to up to $150,000 in cash and a stock option to purchase up to 100,000 shares of Common Stock. For the year ended December 31, 2001, Mr. Ahern received a bonus of $100,000 and a stock option grant to purchase 50,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus will:

     o have an exercise price equal to the closing price of the Common Stock on the date of grant;

     o to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options, with any balance of the options to be treated as non-statutory stock options; and

     o vest in 48 equal monthly installments on each monthly anniversary of the date of grant.

     Mr. Ahern has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

     The Company entered into an employment agreement, dated as of February 14, 2001, with Richard E. Davis, the Company's Vice President and Chief Financial Officer, for a term of three years. Pursuant to this agreement, Mr. Davis received a salary of $190,000 per year, which was increased to $225,000 effective as of February 14, 2002 by Mr. Ahern pursuant to discretion granted to Mr. Ahern under such agreement. Upon execution of the agreement, the Company granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. These option grants will, to the maximum extent permissible under Section 422 of the Code constitute incentive stock options. Each option grant will vest in 48 equal monthly installments on each monthly anniversary of the date of such option grant. In addition, Mr. Davis is entitled to receive an annual bonus provided that he has satisfied certain financial and performance goals and that the Company has achieved an agreed upon profit margin. For the year ended December 31, 2001, Mr. Davis received a cash bonus of $78,750. Mr. Davis has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

Report of the Joint Compensation and Options Committee of the Board of Directors on Executive Compensation

     The Joint Compensation and Options Committee of the Board of Directors has furnished the following report on executive compensation.

     The Joint Compensation and Options Committee, which consists of Ms. Clarkson (who serves as Chair) and Messrs. Brown and Martin, reviews, recommends and determines the annual bonus, stock options and other benefits, direct and indirect, of the senior executives and reviews new executive compensation programs and establishes and periodically reviews policies for the administration of executive compensation programs. In addition, the Joint Compensation and Options Committee establishes and periodically reviews policies in the area of management perquisites and makes stock option grants to employees of the Company as recommended by the Chief Executive Officer of the Company, within the parameters of the established plans.

     The Company's executive compensation program is designed to maximize the performance of the Company's executive officers and, thereby, maximize the Company's achievement of its business goals and improve stockholder returns. Executive compensation consists of a combination of base salary, annual cash bonuses and merit-based stock incentives. The Joint Compensation and Options Committee considers merit-based stock incentives to be a critical component of an executive's compensation package for purposes of helping to align that executive's interests with stockholder interests.

     Compensation Philosophy

     The objectives of the executive compensation program are to align executive compensation with business objectives and individual performance and to enable the Company to attract, retain and reward executive officers who are expected to contribute to the long-term success of the Company. The Company's executive compensation philosophy is based on the principles of competitive and fair compensation and sustained performance.

     o    Competitive and Fair Compensation

          The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of similar companies in its industry and sets the Company's compensation guidelines based on this review. The Joint Compensation and Options Committee believes that compensation for the Company's executive officers is within the range of compensation paid to executives with comparable qualifications, experience and responsibilities in the same or similar businesses and in companies of comparable size and success. The Joint Compensation and Options Committee also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the Company.

     o    Sustained Performance

          Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which the Company's goals relating to its strategic, scientific and business plans have been met, including such factors as meeting budgeted financial targets, continued innovation in the development of the Company's technologies and formation of new business alliances and acquisitions. Individual performance is evaluated by reviewing the attainment of specified individual objectives.

     In evaluating each executive's performance, the Joint Compensation and Options Committee generally:

     o sets Company and individual goals and objectives at the beginning of the year;

     o evaluates and communicates the Company's assessment of the executive's performance and contributions to the Company; and

     o reviews base salary levels and determines cash bonuses and stock compensation awards based on the foregoing taking into account the comparative compensation practices of other companies in its industry.

     Components of Executive Compensation

     Annual compensation for the Company's executives generally consists of three elements - base salary, annual cash bonuses and merit-based stock incentives.

     Base salaries of the Company's executives are generally set by reviewing compensation for competitive positions in the market and the historical compensation levels of the particular executive. Payment of bonus awards is based on the Company's financial performance as well as on individual performance measured against targeted performance and various additional performance criteria. Seventy-five percent of each executive's bonus compensation is based on the Company's objective achievement of financial goals established by the Board of Directors. The remaining twenty-five percent of each executive's bonus compensation is based on a subjective assessment of certain targeted performance criteria which vary for each executive based on his or her area of responsibility. Subjective performance criteria include an executive's ability to motivate others, develop the skills necessary to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success.

     Compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program, which is currently administered by the Joint Compensation and Options Committee, is designed to align the long-term interests of the Company's employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his or her success in achieving the individual performance criteria described above. Options generally vest over a four-year period in order to encourage the retention of key employees. When granting stock options, the Company has generally fixed the exercise price of such options at 100% of the fair market value of the Common Stock on the date of grant. During 2001, all current executive officers were granted options to purchase an aggregate of 185,000 shares of Common Stock, at a weighted average exercise price of $2.96 per share.

     Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to a corporation's chief executive officer and four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Company does not currently meet these requirements and therefore the Company currently expects that it will be subject to the limitations of
Section 162(m) if the Company pays certain compensation in excess of $1 million.

     Mr. Ahern's 2001 Compensation

     Mr. Ahern became the President, Chief Executive Officer and Chairman of the Board of Directors on September 21, 2000. Pursuant to the terms of Mr. Ahern's employment agreement, the Company paid Mr. Ahern a base salary of $313,750 during 2001, which corresponds to a $300,000 annual salary rate for January 1, 2001 through September 20, 2001, and a $350,000 annual salary rate for September 21, 2001 through December 31, 2001. In connection with bonus payments or other awards to Mr. Ahern, the Board of Directors established certain targets to be measured against actual performance at year end. In addition to a subjective assessment of the Company's overall performance at year end, the Board of Directors established certain specific performance targets relating to

     o    the Company's cash position;

     o the profitability of each of its neurosciences business unit and its cardiovascular business unit; and

     o    the resolution of certain outstanding litigation.

     After reviewing the Company's actual year-end results against these targets, the Joint Compensation and Options Committee determined that Mr. Ahern had met or exceeded each of them. Accordingly, the Joint Compensation and

Options Committee authorized the Company to pay Mr. Ahern a cash bonus of $100,000 and granted an option to purchase 50,000 shares of Common Stock at an exercise price equal to $7.07 per share which corresponds to the fair market value of the Common Stock on the date of grant. Mr. Ahern did not participate in the Joint Compensation and Options Committee's consideration of his 2001 bonus compensation.

     On October 3, 2001, the Board of Directors, upon recommendation by the Joint Compensation and Options Committee, voted to increase Mr. Ahern's annual salary commencing on his first anniversary date to $350,000 per year and to provide him with the potential to earn a bonus consisting of a stock option to purchase up to 100,000 shares of Common Stock and a cash bonus of up to $150,000 for performance in 2002. Mr. Ahern did not participate in the Board of Directors' consideration of his salary and bonus.

     In recognition of the successful completion of the sale of the Company's vena cava filter product line to C.R. Bard, Inc. in October 2001, the Board of Directors voted on October 25, 2001 to grant Mr. Ahern an option to purchase 50,000 shares of Common Stock at an exercise price equal to $5.03 per share, which price corresponds to the fair market value of the Common Stock on the date of grant. Mr. Ahern did not participate in the Board of Directors' consideration of this grant.

                                       Joint Compensation and Options Committee

                                                      Cheryl L. Clarkson, Chair
                                                                Robert G. Brown
                                                              Francis J. Martin

Stock Performance Graph

     The following graph compares the cumulative total stockholder return on the Common Stock from December 31, 1996 (the last trading day before the beginning of the Company's fifth preceding fiscal year) through December 31, 2001 with the cumulative total return during this period of (i) The Nasdaq Stock Market - U.S. Index and (ii) The S&P Health Care (Medical Products and Supplies) Index. This graph assumes the investment of $100 on September 27, 1996 in the Common Stock and in each of the indices listed above, and assumes dividends are reinvested.

                              [GRAPH APPEARS HERE]

                             CUMULATIVE TOTAL RETURN

-----------------------------------------------------------------------------------------------------------------------------
                                                          12/1996     12/1997     12/1998     12/1999     12/2000     12/2001
-----------------------------------------------------------------------------------------------------------------------------
NMT Medical, Inc.                                           $100      $ 64.00     $ 30.00     $ 23.00     $ 9.25      $ 67.60
-----------------------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market-U.S. Index                              $100      $122.48     $172.68     $320.89     $193.01     $153.15
-----------------------------------------------------------------------------------------------------------------------------
S&P Health Care (Medical Products and Supplies) Index       $100      $122.94     $174.08     $160.46     $235.55     $223.60
-----------------------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 15, 2002 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" and (iv) all directors and executive officers of the Company as of February 15, 2002 as a group:

                                                                                         Percentage
                                                                   Number of                 of
                                                                    Shares               Outstanding
                                                                 Beneficially              Common
Name and Address of Beneficial Owner (1)                           Owned(2)                Stock(3)
----------------------------------------                         ------------            -----------
Entities affiliated with Whitney & Co. (4).................        2,504,010                22.16%
   177 Broad Street
   Stamford, CT 06901

State of Wisconsin Investment Board (5)....................          677,500                 6.00%
   P.O. Box 7842
   Madison, WI  53707

Dimensional Fund Advisors Inc. (6).........................          649,500                 5.75%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401

Robert G. Brown (7)........................................          143,668                 1.27%
   217 Echo Drive
   Jupiter, FL 33458

John E. Ahern (8)..........................................           74,895                   *

Richard E. Davis (9).......................................           32,578                   *

R. John Fletcher (10)......................................           25,000                   *
   c/o Fletcher Spaght, Inc.
   222 Berkeley Street
   Boston, MA 02116-3761

Cheryl L. Clarkson (11)....................................            8,889                   *
   c/o Skinhealth, Inc.
   233 Needham St., Suite 300
   Newton, MA 02464

Francis J. Martin (12).....................................            8,889                   *
   c/o Florence Medical Ltd.
   869 Worcester St.
   Wellesley, MA 02482

James E. Lock, M.D. (13)...................................              833                   *
   c/o Children's Hospital
   300 Longwood Avenue
   Boston, MA 02115

All current directors and executive officers of
   the Company as a group (7 persons)(14)..................          294,752                  2.57%

----------------
* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2) The number of shares of Common Stock beneficially owned by each holder named above is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after February 15, 2002 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power (or shares such power with an affiliate) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3) The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 11,299,076 shares of Common Stock outstanding on February 15, 2002 plus any shares of Common Stock issuable to the holder in question within 60 days after February 15, 2002 upon exercise of stock options or any other rights.
(4) The number of shares owned by Whitney & Co., a New York limited partnership ("Whitney"), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership ("Equity Partners"), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership ("Debt Fund"), and 113,793 shares held of record by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships. This information is derived from information provided as of February 15, 2002 by Whitney.
(5) This information is derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2002, and supplemented by information provided as of February 26, 2002 by State of Wisconsin Investment Board.
(6) This information is derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2002, and supplemented by information provided as of February 26, 2002 by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional, an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 649,500 shares of Common Stock as of December 31, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.
(7) Includes 15,278 shares of Common Stock issuable to Mr. Brown within 60 days after February 15, 2002 upon exercise of stock options.
(8) Includes 67,968 shares of Common Stock issuable to Mr. Ahern within 60 days after February 15, 2002 upon exercise of stock options and 1,000 shares of Common Stock held by Vanguard Fiduciary Trust FBO John E. Ahern.
(9) Includes 29,792 shares of Common Stock issuable to Mr. Richard E. Davis within 60 days after February 15, 2002 upon exercise of stock options.
(10) Consists of 25,000 shares of Common Stock issuable to Mr. Fletcher within 60 days after February 15, 2002 upon exercise of stock options. Excludes shares and exercisable warrants to purchase shares held by Fletcher Spaght, Inc.
(11) Consists of 8,889 shares of Common Stock issuable to Ms. Clarkson within 60 days of February 15, 2002 upon exercise of stock options.
(12) Consists of 8,889 shares of Common Stock issuable to Mr. Martin within 60 days of February 15, 2002 upon exercise of stock options.
(13) Consists of 833 shares of Common Stock issuable to Dr. Lock within 60 days after February 15, 2002 upon exercise of Stock Options.
(14) Includes an aggregate of 156,649 shares of Common Stock issuable upon exercise of stock options and warrants within 60 days after February 15, 2002 that are held by all current directors and executive officers as a group as of February 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's July 1998 acquisition of the neurosurgical instruments business of Elekta AB (Publ), a Swedish corporation, was financed, in part, with a $20 million subordinated note due September 30, 2003 issued to an affiliate of Whitney & Co., a significant stockholder of the Company, with quarterly interest payable at 10.101% per annum. In September 1999, the principal amount of the subordinated note was reduced to $6 million. In addition, in April 2000, the Company used a portion of the proceeds from its sale of the U.K. operations and certain other assets of the Company's neurosciences business unit to further reduce the principal amount of the subordinated note payable by $500,000 to $5.5 million. In November 2001, the Company used a portion of the proceeds of its sale of the vena cava filter product line to C. R. Bard, Inc. to repay in full all remaining amounts due under the subordinated note.

     In connection with certain consulting services provided by Fletcher Spaght to the Company, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of Common Stock, from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings equal to $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest equal to 5% per annum, and payable on or before February 14, 2003. As of December 31, 2001, $50,673 remained due under the note. R. John Fletcher, a member of the Board of Directors of the Company, is currently the Chief Executive Officer of Fletcher Spaght.

     In connection with sales of the Company's CardioSEAL(R) product and pursuant to the terms of a license agreement with Children's Medical Center Corporation ("CMCC"), the Company paid an aggregate of $1,009,825 in royalties to CMCC during 2001. James E. Lock, M.D., a member of the Board of Directors of the Company and an affiliate of CMCC, received approximately $252,000 of this royalty payment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NMT MEDICAL, INC.

                                      By: /s/ Richard E. Davis
                                          --------------------------
                                          Richard E. Davis
                                          Secretary and Chief Financial Officer

Dated:  April 29, 2002