Form 10-Q
period 2002-03-31
NMT MEDICAL INC
filed 2002-05-10
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly	Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002

or

☐ Transition	Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from                              to                         .

Commission File No. 000-21001

NMT MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4090463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 Wormwood Street, Boston, Massachusetts                     02210-1625
(Address of Principal Executive Offices)                                 (Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 8, 2002 there were 11,510,787 shares of Common Stock, $.001 par value per share, outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements

NMT MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31, 2002	At December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$27,751,042	$9,006,496
Receivable from sale of product line	—	18,500,000
Accounts receivable, net of reserves of $1,045,000 and $1,005,000, respectively	5,272,620	5,089,214
Inventories	3,270,710	3,072,179
Prepaid expenses and other current assets	1,246,511	1,078,515

Total current assets	37,540,883	36,746,404

Property and equipment, at cost:
Land and buildings	4,650,000	4,650,000
Laboratory and computer equipment	3,439,804	3,402,618
Leasehold improvements	3,145,586	3,147,586
Equipment under capital lease	2,244,902	2,245,902
Office furniture and equipment	1,300,556	1,230,486

	14,780,848	14,676,592
Less—Accumulated depreciation and amortization	13,636,820	13,515,797

	1,144,028	1,160,795

Other assets	472,539	526,609

	$39,157,450	$38,433,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,662,094	$3,156,205
Accrued expenses	5,215,768	4,475,227
Deferred gain	2,128,020	3,419,200
Deferred income taxes	2,515,000	2,515,000
Current portion of debt obligations	323,468	422,198

Total current liabilities	12,844,350	13,987,830

Long-term debt obligations, net of current portion	32,906	43,655

Commitments and Contingencies (note 12)
Stockholders’ equity
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,442,477 and 11,178,826 shares, respectively	11,443	11,179
Additional paid-in capital	44,096,838	42,963,993
Cumulative translation adjustment	(1,594,595)	(1,591,595)
Accumulated deficit	(16,233,492)	(16,981,254)

Total Stockholders’ Equity	26,280,194	24,402,323

	$39,157,450	$38,433,808

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$10,698,861	$10,144,167
License fees and royalties	70,000	204,171

	10,768,861	10,348,338

Costs and Expenses:
Cost of product sales	3,719,206	4,167,645
Research and development	1,317,431	1,099,930
General and administrative	2,335,932	2,612,264
Selling and marketing	2,103,381	2,123,897
Settlement of litigation	372,713	—

	9,848,663	10,003,736

Income from operations	920,198	344,602

Other Income (Expense) :
Foreign currency transaction (loss) gain	(20,105)	41,175
Interest expense	(3,383)	(222,099)
Interest income	91,052	82,426

	67,564	(98,498)

Income before income taxes	987,762	246,104
Provision for income taxes	240,000	—

Net income	$747,762	$246,104

Net income per common share:
Basic	$0.07	$0.02

Diluted	$0.06	$0.02

Weighted average common shares outstanding:
Basic	11,302,438	10,954,463

Diluted	12,235,034	11,000,885

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$747,762	$246,104
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	131,419	180,920
Noncash interest expense relating to original issue discount	—	71,239
Increase (decrease) in accounts receivable reserves	94,544	(35,000)
Stock-based compensation	52,414	30,000
Tax benefit from exercise of stock options	491,000	—
Changes in assets and liabilities—
Accounts receivable	(278,444)	54,496
Receivable from sale of product line	18,500,000	—
Inventories	(198,884)	122,729
Prepaid expenses and other current assets	(168,295)	27,984
Accounts payable	(494,989)	422,472
Accrued expenses	739,226	(916,997)
Deferred gain	(1,291,180)	—

Net cash provided by operations	18,324,573	203,947

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,256)	(109,941)
Decrease in other assets	50,674	—

Net cash used in investing activities	(60,582)	(109,941)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	482,342	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	107,353	—
Payments of capital lease obligations	(109,479)	(185,651)
Payments of subordinated debt	—	(200,000)

Net cash provided by (used in) financing activities	480,216	(385,651)

Effect of exchange rate changes on cash	339	81,286

Net (decrease) increase in cash and cash equivalents	18,744,546	(210,359)
Cash and cash equivalents, beginning of period	9,006,496	6,761,144

Cash and cash equivalents, end of period	$27,751,042	$6,550,785

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$3,383	$147,775

Income Taxes	$150,000	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations

NMT Medical, Inc. (the “Company” or “NMT”) designs, develops and markets advanced medical devices that are delivered by minimally invasive catheter-based procedures. The Company’s products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. The Company’s cardiovascular business unit provides the interventional cardiologist with proprietary, catheter-based implant technologies that are designed to minimize or prevent the risk of embolic events. The cardiovascular business unit also serves the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques. The Company’s neurosciences business unit serves the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts, external drainage products and aneurysm clips.

On November 5, 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to C. R. Bard, Inc. (“Bard”) for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. Pursuant to the agreement, the Company will continue to manufacture the filter products for Bard for an interim period, but not later than December 31, 2002, and will receive ongoing royalty payments thereafter from Bard on its sales of the vena cava filter products. (see Note 5).

The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

2.    Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2002.

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

4.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4.    Inventories (Continued)

	At March 31, 2002	At December 31, 2001

Components	$1,783,364	$1,449,801
Finished goods	1,487,346	1,622,378

	$3,270,710	$3,072,179

Finished goods consist of materials, labor and manufacturing overhead.

5.    Sale of Vena Cava Filter Product Line

On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002, and will receive up to an additional $7 million tied to certain performance and delivery milestones. The additional $7 million of contingent payments will be recorded as a gain on sale of product line in the periods in which these performance and delivery milestones are completed by the Company. In addition, commencing upon various milestone dates, as defined, the Company will receive ongoing royalty payments from Bard on sales of the vena cava filter products. The Company has continued to manufacture the products for Bard pursuant to the agreement and anticipates that it will transfer these responsibilities to Bard by the end of the third quarter of 2002, in effect completing the sale of this product line. Under the manufacturing transition agreement, the Company agreed to sell vena cava filter products to Bard at a discounted price through August 2002. At December 31, 2001, the Company recorded the estimated aggregate discount as part of the deferred gain, of which approximately $1.2 million was amortized to product sales for the three months ended March 31, 2002. Also included in the deferred gain are estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line.

6.    Settlement of Litigation

Effective on April 4, 2002, the Company settled the outstanding arbitration with Elekta AB (publ), resulting in a net payment by the Company of approximately $388,000. The charge to operations in the current quarter of approximately $373,000 includes the settlement amount plus legal costs, reduced by the elimination of net accounts payable balances to Elekta.

7.    Net Income per Common and Common Equivalent Share

Basic and diluted net income per share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 136,499 and 2,105,548 common shares for the three-month periods ended March 31, 2002 and 2001, respectively, have been excluded from the computation of diluted weighted average shares outstanding as they are not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For the Three Months Ended March 31,
	2002	2001
Weighted average common shares outstanding	11,302,438	10,954,463
Dilutive effect of assumed exercise of stock options and warrants	932,596	46,422

Weighted average common shares outstanding assuming exercise of stock options and warrants	12,235,034	11,000,885

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8.    Stock Option Repricing

On March 1, 2001, the Company’s Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company’s current stock option plans. Under this exchange offer, certain employees elected to have a total of 324,771 existing options cancelled in exchange for 133,108 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable plan accounting as defined in FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation”. In addition, the Company granted 87,150 additional options that are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and revalues to market the repriced options through the date of exercise, cancellation or expiration, at each reporting date. For the three-month period ended March 31, 2002, compensation expense related to the repriced options was approximately $52,000.

9.    Foreign Currency

The accounts of the Company’s subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of the Company’s foreign subsidiaries are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders’ equity (see Note 10). The cumulative foreign currency loss amounted to ($1,594,595) and ($1,591,595) as of March 31, 2002 and December 31, 2001, respectively. Additionally, the Company had foreign currency exchange transaction (losses) gains of approximately ($20,000) and $41,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

10.    Comprehensive Income

The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the Three Months Ended March 31,
	2002	2001
Net income	$747,762	$246,104
Foreign currency translation adjustments	(3,000)	(181,221)

Comprehensive income	$744,762	$64,883

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

11.    Segment Reporting

The Company’s operating segments include the cardiovascular business unit and the neurosciences business unit. Revenues for the cardiovascular business unit are derived from sales of the CardioSEAL® and StarFlex™ cardiac septal repair implants and vena cava filters, as well as from licensing revenues from the Company’s self-expanding stents. Revenues for the neurosciences business unit are derived primarily from sales of cerebral spinal fluid shunts and aneurysm clips. Segment information is presented as follows:

	For the Three Months Ended March 31,
	2002	2001
Segment Revenues:
Cardiovascular business unit	$6,861,861	$5,907,338
Neurosciences business unit	3,907,000	4,441,000

Total	$10,768,861	$10,348,338

Segment Interest Income:
Cardiovascular business unit	$90,052	$62,426
Neurosciences business unit	1,000	20,000

Total	$91,052	$82,426

Segment Interest Expense:
Cardiovascular business unit	$2,383	$213,099
Neurosciences business unit	1,000	9,000

Total	$3,383	$222,099

Segment Income Tax Provision:
Cardiovascular business unit	$163,000	$—
Neurosciences business unit	77,000	—

	$240,000	$—

Segment Depreciation and Amortization:
Cardiovascular business unit	$121,419	$158,920
Neurosciences business unit	10,000	22,000

Total	$131,419	$180,920

Segment Income:
Cardiovascular business unit	$506,047	$216,104
Neurosciences business unit	241,715	30,000

Total	$747,762	$246,104

Segment balance sheet information is as follows:
	At March 31, 2002	At December 31, 2001
Segment Net Book Value of Long-Lived Tangible Assets:
Cardiovascular business unit	$1,110,287	$1,114,054
Neurosciences business unit	33,741	46,741

Total	$1,144,028	$1,160,795

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12.    Commitments and Contingencies

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office.

On or about September 24, 2001, the Company’s three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company intends to appeal the Reassessment. Pursuant to the terms of the Elekta settlement agreement (see Note 6), a portion of any resulting tax claim may be recoverable from Elekta.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon is scheduled for the week of June 24, 2002.

Other than as described above, the Company has no material pending legal proceedings.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include uncertainties in market demand and acceptance, government regulation and approvals, and intellectual property rights and litigation; the impact of healthcare reform programs and competitive products and pricing; risks associated with technology, product development and commercialization, potential product liability, management of growth, dependence on significant corporate relationships and other risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

Results of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Revenues.    Revenues for the three months ended March 31, 2002 increased 4.1% to $10.8 million from $10.3 million for the three months ended March 31, 2001. Product sales increased 5.5% to $10.7 million compared to $10.1 million. An approximate $1.2 million increase in CardioSEAL® and StarFlex™ cardiac septal repair implant sales was partially offset by an approximate $100,000 decrease in vena cava filter product sales and a $500,000 decrease in product sales of the neurosciences business unit. The latter decrease is primarily related to the timing of a prior year order and lower contract manufacturing revenues in the current quarter.

License fees and royalties for the three months ended March 31, 2002 decreased 65.7% to $70,000 from $204,000 for the three months ended March 31, 2001. Approximately $99,000 of this reduction is attributable to reduced manufacturing cost sharing benefits under the Company’s agreement with the licensee.

Cost of Product Sales.    Cost of product sales decreased by $448,000 to approximately $3.7 million for the three months ended March 31, 2002 from approximately $4.2 million for the three months ended March 31, 2001. Cost of product sales, as a percent of product sales, decreased to 34.7% for the three months ended March 31, 2002 as compared to 41.1 % for the three months ended March 31, 2001. The decrease in cost of product sales as a percent of product sales in 2002 is primarily attributable to a continuing shift of the product sales mix in favor of the Company’s CardioSEAL® and StarFlex™ cardiac septal repair implants, which have a lower product cost as a percent of sales than the Company’s other product lines.

Research and Development.    Research and development expense increased by 19.8% or $218,000 to approximately $1.3 million for the three months ended March 31, 2002 from approximately $1.1 million for the three months ended March 31, 2001. The increase is primarily attributable to a combination of increased headcount and related personnel expenses, and investments in product development and regulatory programs related to CardioSEAL® and StarFlex™.

General and Administrative.    General and administrative expenses decreased by 10.6% or $276,000 to approximately $2.3 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. The decrease is primarily attributable to reduced legal costs related to ongoing litigation proceedings and reduced management consulting fees.

Selling and Marketing.    Selling and marketing expenses decreased by 1.0% or $21,000 to approximately $2.1 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Increased headcount and related personnel costs and marketing programs in support of CardioSEAL® and StarFlex™ product lines were offset by cost reductions attributable to the substantial shift from direct to channel sales in the U.S. operations of the neurosciences business unit.

Settlement of Litigation.    For the quarter ended March 31, 2002, the Company recorded a charge of $373,000 associated with the settlement, effective as of April 4, 2002, of the arbitration proceedings with Elekta AB (publ) related to the Company’s 1998 acquisition of its neurosciences business unit. This charge consisted of a settlement amount of approximately $388,000 plus legal costs, reduced by the elimination of net accounts payable balances to Elekta AB (publ).

Interest Expense.    Interest expense for the three months ended March 31, 2002 decreased by 98.5% to $3,000 from $222,000 for the three months ended March 31, 2001. The decrease is directly attributable to the Company’s payment in full of the $5.3 million remaining balance of its subordinated debt in April and November of 2001.

Interest Income.    Interest income for the three months ended March 31, 2002 increased by 10.5% to $91,000 from $82,000 for the three months ended March 31, 2001. This increase is primarily attributable to an approximate $20 million increase in cash balances from the sale of the vena cava filter product line to Bard, partially offset by a sharp reduction in interest rates.

Income Tax Provision.    The Company’s income tax provision for the quarter ended March 31, 2002 of $240,000, or approximately 24.3% of income before income taxes, is less than the statutory federal tax rate of 34%, primarily due to recovery of alternative minimum tax provided for in the year ended December 31, 2001 as a result of tax law changes. There was no income tax provision for the quarter ended March 31, 2001 due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $27.8 million at March 31, 2002 as compared to $9.0 million as of December 31, 2001. During the three months ended March 31, 2002, the Company’s operations provided cash of approximately $18.3 million, which consisted of $18.5 million of additional cash proceeds from the 2001 sale of the vena cava filter product line, approximately $748,000 of net income and approximately $278,000 of net noncash charges, offset by an approximate $1.2 million net increase in other working capital items.

During the quarter ended March 31, 2002, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

Debt obligations at March 31, 2002 consist of capital lease liabilities of approximately $356,000 due in monthly installments through mid-2003.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $111,000 for the three months ended March 31, 2002.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements with current employees and consultants. Minimum guaranteed royalty payments for the balance of 2002 are approximately $75,000. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination.

The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least the end of 2002.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the “euro” as their national currency unit and irrevocably established fixed conversion rates between their existing sovereign currencies and the euro. During the three-year transition period between January 1, 1999 and January 1, 2002, the euro was a “cashless” currency, existing only as a unit of account. Payments made to accounts in these member states were made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins have been introduced, and legacy currency banknotes and coins will be withdrawn from circulation. No later than July 1, 2002, the euro will be the sole national currency unit in these member states, and the legacy currency banknotes and coins will no longer be accepted as legal tender.

The Company conducts a substantial portion of its business within the member countries of the European Union and, accordingly, its existing systems are generally capable of accommodating multiple currencies, including the euro. The neurosciences business unit, headquartered in France, converted its accounting systems to Euro prior to December 31, 2001. As of March 31, 2002, the impact of the Euro conversion has not had a material impact on the operations of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002 and December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or Item 305 of Regulation S-K. The Company’s investments are primarily short-term money market accounts that are carried on the Company’s books at cost, which approximates market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of foreign currency risk. Although the Company has decreased its international operations following the sale of the UK operations of its neurosciences business unit, the Company continues to denominate certain sales in non-U.S. currencies. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

The Company’s most significant foreign currency exposures relate to its manufacturing activities and assets in France. The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating these foreign currency accounts into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the relevant periods. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders’ equity.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office.

On or about September 24, 2001, the Company’s three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company intends to appeal the Reassessment. Pursuant to the terms of the Elekta settlement agreement, a portion of any resulting tax claim may be recoverable from Elekta.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon is scheduled for the week of June 24, 2002.

Other than as described above, the Company has no material pending legal proceedings.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

There are no exhibits following this report

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 10, 2002	By: /s/ John E. Ahern

John E. Ahern
President and Chief Executive Officer

Date: May 10, 2002	By: /s/ Richard E. Davis

Richard E. Davis
Vice President and Chief Financial Officer