Form 10-K/A
period 2001-12-31
NMT MEDICAL INC
filed 2002-05-20
CIK 1017259

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A

                        AMENDMENT NO. 2 TO ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     NMT Medical, Inc., a Delaware corporation (the "Registrant" or the "Company"), hereby amends its Annual Report on Form 10-K by amending and restating Items 10, 11 and 12 thereof with this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Set forth below for each director and nominee is the name and age, position(s) with the Company, principal occupation and business experience during the past five years, and, where applicable, the year of his or her first election as a director of the Company:

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

     John Fletcher, age 56, was elected a director of the Company in January 1996. In May 2000, he served without compensation in the Office of the Chief Executive Officer of the Company as part of the Company's interim management team until September 21, 2000 when John E. Ahern was hired as Chief Executive Officer. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company specializing in strategic development for health care and high technology businesses ("Fletcher Spaght"). Prior to founding Fletcher Spaght in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of Directors of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght ("InnerVentions"), which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a publicly traded biotechnology company developing orally-administered pharmaceutical products.

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

     James E. Lock, M.D., age 52, was elected a director of the Company in August 2000. Since March 2002, Dr. Lock has been Physician-in-Chief at Boston Children's Hospital, and since October 1993, he has been Chairman of the Department of Cardiology at Boston Children's Hospital, and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at Stanford University and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock became the first septal occlusion device to receive United States Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston Children's Heart Foundation and is the president of the Aldo Castanda Foundation, and serves on the Board of Directors of Boston Children's Hospital and of the Children's Hospital Trust.

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

     Francis J. Martin, age 65, was elected a director of the Company in February 2001. Since September 2000, Mr. Martin has been Chairman and Chief Executive Officer of Florence Medical LTD (Israel) and Chairman and President/Chief Executive Officer of Florence Medical, Inc., the global commercialization unit based in Boston. Florence Medical, Inc. is involved in developing and marketing vascular blood flow software systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From September 1994 to September 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. He has an extensive background in the medical device industry, having co-founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1994. Prior to that, Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he had several domestic and international marketing and sales management positions. Mr. Martin is a board member of several privately-held medical device companies.

     Harry A. Schult, age 62, was elected a director of the Company in May 2002. Since September 2001, Mr. Schult has been the Chief Financial Officer and Treasurer of Watch Hill Partners, Inc., a customer relationship management consultancy company. From October 1999 through August 2001, Mr. Schult was Vice President - Corporate Development of Mirus Information Technology Services, Inc., an application service provider. From 1992 to 1999, Mr. Schult performed independent consultant services for various companies, including acting as a part-time chief financial officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications, and also as an interim chief financial officer for The Paragon Gifts Holdings Inc., a retail catalog company. Mr. Schult has over 27 years of senior level experience in the public accounting profession at Ernst & Young, where he was Managing Partner of its Providence, Rhode Island office for eleven years and worked in its Paris office for five years. Mr. Schult is a certified public accountant.

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

     On May 10, 2002, John E. Ahern filed a Statement of Changes in Beneficial Ownership on Form 4 to report the grant of:

     o an option to purchase 12,500 shares of Common Stock at an exercise price of $1.31 per share granted on February 13, 2001;

     o an option to purchase 12,500 shares of Common stock at an exercise price of $2.07 per share granted on April 26, 2001; and

     o an option to purchase 50,000 shares of Common stock at an exercise price of $6.15 per share granted on November 5, 2001.

     On May 10, 2002, Richard E. Davis filed a Statement of Changes in Beneficial Ownership on Form 4 to report the grant of:

     o an option to purchase 7,500 shares of Common Stock at an exercise price of $1.76 per share granted on March 16, 2001; and

     o an option to purchase 30,000 shares of Common Stock at an exercise price of $6.15 per share granted on November 5, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

     Between January and March 2001, the Company had a separate Compensation Committee and Stock Option Committee. During this period, C. Leonard Gordon, who resigned from the Board of Directors of the Company on June 1, 2001, served on the Compensation Committee, and Mr. Fletcher served on the Stock Option Committee. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992. Mr. Gordon served as Acting President and Chief Executive Officer from April 2000 until May 2000 when he was appointed Managing Director of the Company, in which position he served until April 2001. Mr. Fletcher served without compensation in the Office of the Chief Executive Officer from May 2000 through September 2000. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee or the Joint Compensation and Options Committee of the Company during the year ended December 31, 2001.

Director Compensation

     As of March 2001, each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $1,000 for attendance at each Board meeting and $500 for attendance at each telephonic Board meeting. Between January and March 2001, the fee for attendance was $2,000 for each Board meeting and $500 for each telephonic meeting. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and Committee meetings.

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

                                                        Annual                          Long-Term
                                                     Compensation                   Compensation Awards
                                           -----------------------------------      -------------------
                                                                                    Number of Securities    All Other
                                                         Salary          Bonus        Underlying Stock     Compensation
Name and Principal Position                 Year           ($)            ($)          Options (#)(1)         ($)(2)
---------------------------                 ----         ------          -----      --------------------   ------------
John E. Ahern ........................      2001      $313,750(3)      $100,000          112,500(4)             --
   President and Chief                      2000        83,270(5)        25,000          162,500(6)             --
   Executive Officer


Richard E. Davis .....................      2001       153,340(7)        78,750          122,500(8)             --
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

(4) Consists of an option to purchase 12,500 shares of Common Stock at an exercise price of $2.07 per share, an option to purchase 50,000 shares of Common Stock at an exercise price of $6.15 per share, and an option to purchase 50,000 shares of Common Stock at an exercise price of $7.07 per share, which option was granted in February 2002 as a 2001 bonus.

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

(8) Consists of an option to purchase 85,000 shares of Common Stock at an exercise price of $1.25 per share, which option represents a signing bonus (see "Executive Compensation--Employment and Severance Agreements"), an option to purchase 7,500 shares of Common Stock at an exercise price of $1.76 per share, and an option to purchase 30,000 shares of Common Stock at an exercise price of $6.15 per share.

                        Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2001 to each of the Named Executives.

                                                            Individual Grants
                                       ------------------------------------------------------------
                                                         Percentage                                       Potential Realizable
                                                          of Total                                          Value at Assumed
                                         Number of         Options                                        Annual Rates of Stock
                                        Securities       Granted to      Exercise or                     Price Appreciation for
                                        Underlying        Employees      Base Price                          Option Term(2)
                                          Options         in Fiscal       per Share     Expiration      ------------------------
      Name                              Granted (#)       Year (%)      ($/share)(1)       Date           5%($)          10%($)
      ----                              -----------       --------      ------------    ----------        -----          ------
John E. Ahern ........................   12,500(3)           1.87%         $2.07         4/26/11        $ 16,273        $ 41,238
                                         50,000              7.47           6.15         11/5/11         193,385         490,076
Richard E. Davis .....................   85,000             12.70           1.25         2/14/11          66,820         169,335
                                          7,500              1.12           1.76         3/16/11           8,301          21,037
                                         30,000              4.48           6.15         11/5/11         116,031         294,045

--------

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

                                 Number of
                                   Shares
                                  Acquired
                                     on            Value           Number of Securities            Value of Unexercised
                                  Exercise       Realized         Underlying Unexercised          In-the-Money Options at
       Name                         (#)           ($)(1)      Options at December 31, 2001(#)    December 31, 2001 ($)(2)
       ----                      ---------       --------      -------------------------------    ------------------------
                                                               Exercisable     Unexercisable   Exercisable    Unexercisable
                                                               -----------     -------------   -----------    -------------
John E. Ahern (3) ...........        --            $--              52,604          172,396       $329,310       $898,790
Richard E. Davis (4) ........        --             --              18,333          104,167        128,935        602,240

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

(3) Exercisable consists of options to purchase 46,875 shares at an exercise price of $2.156 per share, 2,604 shares at $1.31 per share, 2,083 shares at $2.07 per share, and 1,042 shares at $6.15 per share. Unexercisable consists of options to purchase 103,125 shares at an exercise price of $2.156 per share, 9,896 shares at $1.31 per share, 10,417 shares at $2.07 per share and 48,958 shares at $6.15 per share.

(4) Exercisable consists of options to purchase 17,708 shares at an exercise price of $1.25 per share and 625 shares at $6.15 per share. Unexercisable consists of options to purchase 67,292 shares at an exercise price of $1.25 per share, 7,500 shares at $1.76 per share and 29,375 shares at $6.15 per share.

                      Equity Compensation Plan Information

     The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2001:

                                                                         Weighted-average       Number of securities remaining
                                           Number of securities to be    exercise price of    available for future issuance under
                                            issued upon exercise of         outstanding            equity compensation plans
                                              outstanding options,       options, warrants      (excluding securities reflected
                                              warrants and rights            and rights                  in column (a))
             Plan Category                            (a)                       (b)                           (c)
             -------------                 --------------------------    -----------------    -----------------------------------
Equity compensation plans approved by
  security holders ......................          1,168,637                   $2.98                        1,038,297

Equity compensation plans not approved
  by security holders ...................            506,214                   $2.71                                0
                                                   ---------                   -----                        ---------

      Total .............................          1,674,851                   $2.90                        1,038,297
                                                   =========                   =====                        =========


     Set forth below is a summary of the nonqualified options to purchase shares of the Company's Common Stock granted by the Company to various officers, directors, employees and consultants.

     In December 1993, the Company granted an option to purchase 26,315 shares to Jack Reinstein, former Chief Financial Officer and former director of the Company. The exercise price of the option was $0.76 per share. The option was fully vested on the date of grant and expires on December 15, 2003.

     In May 1994, the Company granted an option to purchase 13,157 shares to each of Mr. Reinstein and Mr. Segel, a former director of the Company. The exercise price of each option is $1.14 per share. The options vested fully one year from the date of grant and expire on May 31, 2004.

     In October 1995, the Company granted an option to purchase 184,210 shares to C. Leonard Gordon, a former officer and former director of the Company. The exercise price of the option is $2.15 per share. Of this option, 105,263 shares vested immediately; 39,473 shares vested over three years commencing with the closing of the acquisition of Innerventions by the Company in February 1996; and 39,473 shares vested over three years commencing with the closing of the Company's convertible stock offering in February 1996. The option expires on October 13, 2002.

     In October 1995, the Company granted an option to purchase 26,315 shares to each of Mr. Gordon, Mr. Reinstein, Mr. Segel and Morris Simon (a former director of the Company), and granted an additional option to purchase 13,157 shares to Mr. Simon. The exercise price of the options is $2.15 per share. The options vested monthly over 36 months and expire on October 13, 2002.

     In February 1996, the Company granted an option to purchase 52,631 shares to Carol Ryan, the Company's Vice President of Research and Development. The exercise price of the option is $2.15 per share. The option vested monthly over 36 months and expires on February 26, 2006.

     In April 1997, the Company granted an option to purchase 10,000 shares to Robert Brown, a former officer and current director of the Company. The exercise price of the option was $10.50 per share. The option vested immediately as to 1,389 shares and monthly over 31 months for the remaining 8,611 shares and expires on April 28, 2007.

     In February 1998, the Company granted an option to purchase 25,000 shares to Mr. Simon. The exercise price of the option is $10.50 per share. The option vests upon the completion of certain milestones and expires on February 13, 2008.

Employment and Severance Agreements

     The Company entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. Pursuant to this agreement, Mr. Ahern received a salary of $300,000 per year, which was increased to $350,000 per year effective as of the first anniversary of his commencement date pursuant to a vote of the Board of Directors on October 3, 2001. Upon the execution of the agreement, the Company granted Mr. Ahern a stock option to purchase an aggregate of 150,000 shares of the Company's Common Stock at an exercise price of $2.156 per share. This option grant will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), constitute an incentive stock option. The option grant will vest in 48 equal monthly installments on each monthly anniversary of the date of grant. Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. Under his employment agreement, Mr. Ahern is entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase up to 50,000 shares of Common Stock. Pursuant to a vote of the Board of Directors on October 3, 2001, the maximum amount of annual bonus Mr. Ahern may earn for performance in 2002 was increased to up to $150,000 in cash and a stock option to purchase up to 100,000 shares of Common Stock. For the year ended December 31, 2001, Mr. Ahern received a bonus of $100,000 and a stock option grant to purchase 50,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus will:

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

     The Company entered into an employment agreement, dated as of February 14, 2001, with Richard E. Davis, the Company's Vice President and Chief Financial Officer, for a term of three years. Pursuant to this agreement, Mr. Davis received a salary of $190,000 per year, which was increased to $225,000 effective as of February 14, 2002 by Mr. Ahern pursuant to discretion granted to Mr. Ahern under such agreement. Upon execution of the agreement, the Company granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The option grant will, to the maximum extent permissible under Section 422 of the Code, constitute an incentive stock option. The option grant will vest in 48 equal monthly installments on each monthly anniversary of the date of such option grant. In addition, Mr. Davis is entitled to receive an annual bonus provided that he has satisfied certain financial and performance goals and that the Company has achieved an agreed upon profit margin. For the year ended December 31, 2001, Mr. Davis received a cash bonus of $78,750. Mr. Davis has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

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

     o evaluates and communicates the Company's assessment of the executive's performance and contributions to the Company; and

     o reviews base salary levels and determines cash bonuses and stock compensation awards based on the foregoing, taking into account the comparative compensation practices of other companies in its industry.

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

     Compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program, which is currently administered by the Joint Compensation and Options Committee, is designed to align the long-term interests of the Company's employees and its stockholders and to assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his or her success in achieving the individual performance criteria described above. Options generally vest over a four-year period in order to encourage the retention of key employees. When granting stock options, the Company has generally fixed the exercise price of such options at 100% of the fair market value of the Common Stock on the date of grant. During 2001, all current executive officers were granted options to purchase an aggregate of 185,000 shares of Common Stock, at a weighted average exercise price of $3.45 per share.

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

     In recognition of the successful completion of the sale of the Company's vena cava filter product line to C.R. Bard, Inc. on November 5, 2001, the Board of Directors voted to grant Mr. Ahern an option to purchase 50,000 shares of Common Stock at an exercise price equal to $6.15 per share, which price corresponds to the fair market value of the Common Stock on the date of grant. Mr. Ahern did not participate in the Board of Directors' consideration of this grant.

                                        Joint Compensation and Options Committee

                                                       Cheryl L. Clarkson, Chair
                                                                 Robert G. Brown
                                                               Francis J. Martin

Stock Performance Graph

     The following graph compares the cumulative total stockholder return on the Common Stock from December 31, 1996 (the last trading day before the beginning of the Company's fifth preceding fiscal year) through December 31, 2001 with the cumulative total return during this period of (i) The Nasdaq Stock Market - U.S. Index and (ii) The S&P Health Care (Medical Products and Supplies) Index. This graph assumes the investment of $100 on December 31, 1996 in the Common Stock and in each of the indices listed above, and assumes dividends are reinvested.




                              [GRAPH APPEARS HERE]




                             CUMULATIVE TOTAL RETURN

=========================================================================================================
                              12/1996       12/1997      12/1998      12/1999      12/2000      12/2001
---------------------------------------------------------------------------------------------------------
NMT Medical, Inc. ..........   $100         $ 64.00      $ 30.00      $ 23.00      $  9.25      $ 67.60
---------------------------------------------------------------------------------------------------------
Nasdaq Stock Market-
 U.S. Index.................   $100         $122.48      $172.68      $320.89      $193.01      $153.15
---------------------------------------------------------------------------------------------------------
S&P Health Care
 (Medical Products and
 Supplies) Index............   $100         $122.94      $174.08      $160.46      $235.55      $223.60
=========================================================================================================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 15, 2002 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" and (iv) all directors and executive officers of the Company as a group:

                                                          Number of               Percentage of
                                                           Shares                  Outstanding
                                                        Beneficially                  Common
Name and Address of Beneficial Owner (1)                  Owned (2)                  Stock (3)
----------------------------------------                ------------              -------------
Entities affiliated with Whitney & Co. (4) ....          2,504,010                    22.16%
     177 Broad Street
     Stamford, CT 06901

State of Wisconsin Investment Board (5) .......            677,500                     6.00%
     P.O. Box 7842
     Madison, WI  53707

Dimensional Fund Advisors Inc. (6) ............            649,500                     5.75%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA  90401

Robert G. Brown (7) ...........................            143,668                     1.27%
     217 Echo Drive
     Jupiter, FL 33458

John E. Ahern (8) .............................             74,895                       *

Richard E. Davis (9) ..........................             32,578                       *

R. John Fletcher (10) .........................             25,000                       *
     c/o Fletcher Spaght, Inc.
     222 Berkeley Street
     Boston, MA 02116-3761

Cheryl L. Clarkson (11) .......................              8,889                       *
     c/o Skinhealth, Inc.
     233 Needham St., Suite 300
     Newton, MA 02464

Francis J. Martin (12) ........................              8,889                       *
     c/o Florence Medical Ltd.
     869 Worcester St
     Wellesley, MA 02482

James E. Lock, M.D. (13) ......................                833                       *
     c/o Children's Hospital
     300 Longwood Avenue
     Boston, MA 02115

Harry A. Schult (14) ...........................                 0                       *
     c/o Watch Hill Partners
     50 Park Row West
     Providence, RI 02903

All current directors and executive
     officers of the Company as
     a group (8 persons) (15) ..................           294,752                     2.57%

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

(14) Appointed a director of the Company on May 2, 2002.

(15) Includes an aggregate of 156,649 shares of Common Stock issuable upon exercise of stock options within 60 days after February 15, 2002 that are held by all current directors and executive officers as a group as of February 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NMT MEDICAL, INC.

                                      By:  /s/ Richard E. Davis
                                           -------------------------------------
                                           Richard E. Davis
                                           Secretary and Chief Financial Officer

Dated:   May 20, 2002