Form 10-Q
period 2002-06-30
NMT MEDICAL INC
filed 2002-08-13
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

As of August 9, 2002 there were 11,618,852 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	At June 30, 2002	At December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$11,428,381	$7,837,496
Marketable securities	16,192,152	—
Receivable from sale of product line	—	18,500,000
Accounts receivable, net of reserves of $265,000 and $566,000, respectively	2,890,874	2,418,214
Inventories	1,104,071	1,415,769
Prepaid expenses and other current assets	744,854	594,515
Assets from discontinued operations	5,914,703	6,401,409

Total current assets	38,275,035	37,167,403

Property and equipment, at cost:
Laboratory and computer equipment	1,783,386	1,643,053
Leasehold improvements	1,134,545	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	468,763	376,093

	4,575,596	4,342,593
Less—Accumulated depreciation and amortization	3,549,176	3,252,797

	1,026,420	1,089,796

Other assets	119,143	176,609

	$39,420,598	$38,433,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,928,908	$1,862,205
Accrued expenses	3,754,111	2,538,227
Deferred gain	475,555	3,419,200
Deferred income taxes	2,515,000	2,515,000
Current portion of debt obligations	78,714	126,198
Liabilities from discontinued operations	3,101,000	3,539,000

Total current liabilities	11,853,288	13,999,830

Long-term debt obligations, net of current portion	11,462	31,655

Commitments and Contingencies (note 12)
Stockholders’ equity
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,611,114 and 11,178,826 shares, respectively	11,611	11,179
Additional paid-in capital	44,542,067	42,963,993
Cumulative translation adjustment	(1,339,595)	(1,591,595)
Accumulated deficit	(15,658,235)	(16,981,254)

Total Stockholders’ Equity	27,555,848	24,402,323

	$39,420,598	$38,433,808

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$7,231,092	$5,698,211	$14,022,953	$11,401,378
License fees and royalties	134,640	196,975	204,640	401,146

	7,365,732	5,895,186	14,227,593	11,802,524

Costs and Expenses:
Cost of product sales	2,051,734	1,992,778	3,845,940	4,036,423
Research and development	1,533,912	996,357	2,755,343	1,966,287
General and administrative	1,638,899	1,653,900	3,293,546	3,353,164
Selling and marketing	1,199,695	878,906	2,424,076	1,705,803
Settlement of litigation	—	—	372,713	—

	6,424,240	5,521,941	12,691,618	11,061,677

Income from operations	941,492	373,245	1,535,975	740,847
Other Income (Expense):
Foreign currency transaction gain (loss)	60,406	(18,074)	47,301	(18,899)
Interest expense	(3,270)	(258,907)	(5,653)	(472,006)
Interest income	173,629	45,637	263,681	108,063

	230,765	(231,344)	305,329	(382,842)

Income before income taxes	1,172,257	141,901	1,841,304	358,005
Provision for income taxes	466,000	—	706,000	—

Net income from continuing operations	706,257	141,901	1,135,304	358,005
Net (loss) income from discontinued operations	(131,000)	225,000	187,715	255,000

Net income	$575,257	$366,901	$1,323,019	$613,005

Basic net income (loss) per common share:
Continuing operations	$0.06	$0.01	$0.10	$0.03
Discontinued operations	(0.01)	0.02	0.02	0.02

Net income	$0.05	$0.03	$0.12	$0.06

Diluted net income (loss) per common share:
Continuing operations	$0.06	$0.01	$0.09	$0.03
Discontinued operations	(0.01)	0.02	0.02	0.02

Net income	$0.05	$0.03	$0.11	$0.06

Weighted average common shares outstanding:
Basic	11,545,331	10,981,944	11,424,555	10,968,280

Diluted	12,307,697	11,287,579	12,232,298	11,100,543

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,323,019	$613,005
Net income from discontinued operations	(187,715)	(255,000)

Net income from continuing operations	1,135,304	358,005
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	303,171	310,329
Noncash interest expense relating to original issue discount	—	209,865
Decrease in accounts receivable reserves	(20,000)	—
Stock-based compensation	17,499	30,000
Tax benefit from exercise of stock options	636,000	—
Changes in assets and liabilities—
Accounts receivable	(452,660)	(569,555)
Receivable from sale of product line	18,500,000	—
Inventories	311,698	350,074
Prepaid expenses and other current assets	(150,339)	61,173
Accounts payable	66,703	418,332
Accrued expenses	1,215,884	(168,467)
Deferred gain	(2,943,645)	—

Net cash provided by continuing operations	18,619,615	999,756

Net cash provided by discontinued operations	545,055	649,899

Cash flows from investing activities:
Purchases of property, plant and equipment	(233,003)	(98,348)
Decrease in other assets	50,674	—
Purchase of marketable securities	(16,192,152)	—

Net cash used in investing activities	(16,374,481)	(98,348)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	817,655	19,350
Proceeds from issuance of common stock pursuant to employee stock purchase plan	107,353	71,526
Payments of capital lease obligations	(67,677)	(136,070)
Payments of subordinated debt	—	(1,000,000)

Net cash provided by (used in) financing activities	857,331	(1,045,194)

Effect of exchange rate changes on cash	(56,635)	144,833

Net increase in cash and cash equivalents	3,590,885	650,946
Cash and cash equivalents, beginning of period	7,837,496	4,415,144

Cash and cash equivalents, end of period	$11,428,381	$5,066,090

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$6,653	$258,907

Income Taxes	$150,000	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

NMT Medical, Inc. (the “Company” or “NMT”) designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of stroke through minimally invasive, catheter-based procedures. The Company’s products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. These products also serve the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques.

On November 5, 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to C. R. Bard, Inc. (“Bard”) for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. Pursuant to the agreement, the Company has continued to manufacture the filter products for Bard through June 30, 2002 and will receive ongoing royalty payments thereafter from Bard on its manufacture and sales of the vena cava filter products. (see Note 5).

On July 31, 2002, the Company sold its neurosciences business unit, which serves the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts and external drainage products, to a wholly owned subsidiary of Integra LifeSciences Holding Corporation, for $5.4 million in cash (see Note 6). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented.

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

2. Interim Financial Statements

The accompanying consolidated financial statements at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2002.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Cash, Cash Equivalents and Marketable Securities

The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Cash and cash equivalents, which are carried at cost and approximate market value, consist of cash and money market accounts.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. In accordance with SFAS No. 115, these securities are reported at fair market value with unrealized gains and losses included in stockholders’ equity.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash, Cash Equivalents and Marketable Securities (Continued)

Marketable securities at June 30, 2002 consist of various U.S. Government Agency debt instruments with maturities ranging from 12-24 months. There were no unrealized gains or losses recorded as of June 30, 2002. Accrued interest receivable of approximately $169,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at June 30, 2002.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2002	December 31, 2001
Components	$307,379	$643,802
Finished goods	796,692	771,967

	$1,104,071	$1,415,769

Finished goods consist of materials, labor and manufacturing overhead.

5. Sale of Vena Cava Filter Product Line

On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002, and will receive up to an additional $7 million tied to certain performance and delivery milestones. The additional $7 million of contingent payments will be recorded as a gain on sale of product line in the periods in which these performance and delivery milestones are completed by the Company. In addition, commencing upon various milestone dates, as defined, the Company will receive ongoing royalty payments from Bard on sales of the vena cava filter products. The Company has continued to manufacture the products for Bard through June 30, 2002 pursuant to the agreement and anticipates that it will transfer these responsibilities to Bard by the end of the third quarter of 2002, in effect completing the sale of this product line and resulting in a $4 million payment from Bard. Under the manufacturing transition agreement, the Company agreed to sell vena cava filter products to Bard at a discounted price and the Company recorded the estimated aggregate discount as part of the deferred gain. Total vena cava filter product sales were approximately $2.7 million and $5.2 million for the three and six months ended June 30, 2002, respectively, of which approximately $1.2 million and $2.4 million represented amortization of the deferred gain for the three and six months ended June 30, 2002, respectively. Also included in the deferred gain are estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line (see Note 12).

6. Sale of Neurosciences Business Unit

On July 31, 2002, the Company sold all of the outstanding stock of the companies comprising its neurosciences business unit to a wholly-owned subsidiary of Integra LifeSciences Holding Corporation for $5.4 million in cash, which is expected to result in a nominal pre-tax gain from discontinued operations. In addition, the Company expects to record a significant tax benefit attributable to the capital loss on the sale transaction which is currently being evaluated and quantified.

Revenues for the neurosciences business unit were approximately $3.5 million and $7.4 million for the three and six months ended June 30, 2002, respectively, and approximately $3.9 million and $8.4 million for the three and six months ended June 30, 2001, respectively.

The neurosciences business unit was reported previously as a separate operating segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Pursuant to the provisions of SFAS No. 144, the neurosciences business unit met the criteria as of June 30, 2002 for classification of an entity that is “held for sale”. SFAS No. 144 requires that a “held for sale” entity be reported as discontinued operations for the period in which it first meets the “held for sale” criteria and for comparative periods. The Company’s continuing operations as of June 30, 2002 operate as a single segment.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Sale of Neurosciences Business Unit (continued)

As of June 30, 2002, the assets and liabilities which are classified as “held for sale” are comprised of the following:

Current assets	$5,494,704
Property, plant and equipment, net	69,999
Other assets	350,000

Total assets	5,914,703
Current liabilities	(3,089,000)
Long-term debt obligations	(12,000)

Net assets	$2,813,703

7. Settlement of Litigation

Effective April 4, 2002, the Company settled the outstanding arbitration with Elekta AB (publ), resulting in a net payment by the Company of approximately $388,000. The charge to operations of approximately $373,000 for the six months ended June 30, 2002 includes the settlement amount plus legal costs, reduced by the elimination of net accounts payable balances due Elekta.

8. Net Income per Common and Common Equivalent Share

Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 287,624 and 146,624 common shares for the three and six month periods ended June 30, 2002 respectively, and 717,299 and 1,731,613 common shares for the three and six month periods ended June 30, 2001, respectively, have been excluded from the computation of diluted weighted average shares outstanding as they are not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	11,545,331	10,981,944	11,424,555	10,968,280
Dilutive effect of assumed exercise of stock options and warrants	762,366	305,635	807,743	132,263

Weighted average common shares outstanding assuming exercise of stock options and warrants	12,307,697	11,287,579	12,232,298	11,100,543

9. Stock Option Repricing

On March 1, 2001, the Company’s Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company’s current stock option plans. Under this exchange offer, certain employees elected to have a total of 324,771 existing options cancelled in exchange for 133,108 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable plan accounting as defined in FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions involving Stock Compensation. In addition, the Company granted 87,150 additional options that are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and revalues to market the repriced options through the date of exercise, cancellation or expiration, at each reporting date. Compensation (benefit) expense related to the repriced options was approximately ($35,000) and $17,000 for the three and six month periods ended June 30, 2002, respectively.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Foreign Currency

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of these subsidiaries, all of which are associated with the neurosciences business unit, are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders’ equity (see Note 11). The cumulative foreign currency loss amounted to ($1,339,595) and ($1,591,595) as of June 30, 2002 and December 31, 2001, respectively. This cumulative translation adjustment balance will be written off as part of the accounting for the sale of the neurosciences business unit in the quarter ending September 30, 2002 (see Note 6).

Additionally, the Company had foreign currency exchange transaction gains (losses) of approximately $60,000 and $47,000 for the three and six month periods ended June 30, 2002, respectively, and ($18,000) and ($19,000) for the three and six month periods ended June 30, 2001, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

11. Comprehensive Income

The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$575,257	$366,901	$1,323,019	$613,005
Foreign currency translation adjustments	255,000	32,221	252,000	(149,000)

Comprehensive income	$830,257	$399,122	$1,575,019	$464,005

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

On or about September 24, 2001, the Company’s three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. In order to continue to appeal the Reassessment, the Company has agreed to provide the French authorities with a guaranty, on behalf of each of the three French subsidiaries, totaling approximately Eur 1.2 million. In connection with the Company’s sale of the neurosciences business unit (see Note 6), the Company has specifically indemnified the buyer against any liability in connection with these tax claims. Pursuant to the terms of the Elekta settlement agreement (see Note 7), a portion of any resulting tax claim may be recoverable from Elekta.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies (continued)

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon began during the week of June 24, 2002 and is scheduled to resume in mid-August.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The parties will choose an arbitrator on or before August 20, 2002 and proceed with discovery thereafter. At this early stage in the case, we are unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include those described below under “Certain Factors That May Affect Future Results”.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company’s management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include:

•	Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletins 101A and 101B. These bulletins require that four basic criteria must be satisfied before revenue can be recognized:

1.	Persuasive evidence of an arrangement between the Company and a third party exists;

2.	Title to the product has transferred to the customer and the Company has no significant post-delivery obligations;

3.	The sales price for the product is fixed or determinable; and

4.	Collection of the sales price is probable.

Our management uses its judgment concerning the satisfaction of these criteria, particularly No. 4 relating to the collectability of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. The Company recognizes license fees and royalties as they are earned in accordance with relevant contractual provisions. Note 5 of Notes to Consolidated Financial Statements provides additional information relating to our accounting for vena cava filter product revenues under our transitional manufacturing agreement with Bard.

•	Inventories

The Company states its inventories at the lower of cost (first-in, first-out) or market. The Company records reserves for slow moving and obsolete inventories based on its historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

•	Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets periodically, based upon the expected future and discounted operating cash flows of its individual business units. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management’s judgment and could significantly affect our operating results.

•	Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 12 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Revenues.    Revenues for the three months ended June 30, 2002 increased 24.9% to approximately $7.4 million from $5.9 million for the three months ended June 30, 2001. Product sales for the three months ended June 30, 2002 increased 26.9% to approximately $7.2 million compared to $5.7 million for the three months ended June 30, 2001. This increase is attributable to an approximate $1.0 million increase in CardioSEAL® and STARFlex™ cardiac septal repair implant sales and an approximate $500,000 increase in vena cava filter product sales.

Cost of Product Sales.    Cost of product sales increased 3.0% to approximately $2.1 million for the three months ended June 30, 2002 from approximately $2.0 million for the three months ended June 30, 2001. Cost of product sales, as a percentage of product sales, decreased to 28.4% for the three months ended June 30, 2002 as compared to 35.0% for the three months ended June 30, 2001. The decrease in cost of product sales as a percentage of product sales in 2002 is primarily attributable to a continuing shift of the product sales mix in favor of the Company’s CardioSEAL® and STARFlex™ cardiac septal repair implants, which have a lower product cost as a percent of sales than the Company’s vena cava filter products.

Research and Development.    Research and development expense increased by 54.0% or $538,000 to approximately $1.5 million for the three months ended June 30, 2002 from approximately $1.0 million for the three months ended June 30, 2001. The increase is primarily attributable to a combination of increased headcount and related personnel expenses, and contract product development and regulatory program investments related to CardioSEAL® and STARFlex™.

General and Administrative.    General and administrative expenses were approximately $1.7 million for the three months ended June 30, 2002 and 2001. Reduced legal costs related to ongoing litigation proceedings were offset by increased personnel related expenses.

Selling and Marketing.    Selling and marketing expenses increased by 36.5% or $321,000 to approximately $1.2 million for the three months ended June 30, 2002 from approximately $900,000 for the three months ended June 30, 2001. This increase is primarily attributable to increased headcount and related personnel costs and U.S. and European marketing programs in support of CardioSEAL® and STARFlex™ product lines.

Interest Expense.    Interest expense for the three months ended June 30, 2002 decreased by 98.7% to $3,000 from $259,000 for the three months ended June 30, 2001. The decrease is directly attributable to the Company’s payment in full of the $5.3 million remaining balance of its subordinated debt in April and November of 2001.

Interest Income.    Interest income for the three months ended June 30, 2002 increased by 281.0 % to $174,000 from $46,000 for the three months ended June 30, 2001. This increase is primarily attributable to an approximate $20 million increase in cash balances from the sale of the vena cava filter product line to Bard, partially offset by a reduction in interest rates.

Income Tax Provision.    The Company’s income tax provision for the quarter ended June 30, 2002 of $466,000, or approximately 39.8% of income before income taxes, is approximately equal to the estimated combined statutory federal and state tax rate of 40%. There was no income tax provision for the quarter ended June 30, 2001 as a result of the utilization of net operating loss carryforwards.

Net Income (Loss) From Discontinued Operations.    Net loss from the discontinued neurosciences business unit was $131,000 for the three months ended June 30, 2002 as compared to net income of $225,000 for the three months ended June 30, 2001. This change is primarily attributable to decreased neurosciences product sales and increased foreign currency transaction losses related to the strengthening of the Euro against the U.S. dollar.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Revenues.    Revenues for the six months ended June 30, 2002 increased 20.5% to approximately $14.2 million from $11.8 million for the six months ended June 30, 2001. Product sales for the six months ended June 30, 2002 increased 23.0% to approximately $14.0 million compared to $11.4 million for the six months ended June 30, 2001, consisting of an approximate $2.2 million increase in CardioSEAL® and STARFlex™ cardiac septal repair implant sales and an approximate $400,000 increase in vena cava filter product sales.

Cost of Product Sales.    Cost of product sales decreased by $190,000 to approximately $3.8 million for the six months ended June 30, 2002 from approximately $4.0 million for the six months ended June 30, 2001. Cost of product sales, as a percentage of product sales, decreased to 27.4% for the six months ended June 30, 2002 as compared to 35.4% for the six months ended June 30, 2001. The decrease in cost of product sales as a percentage of product sales in 2002 is primarily attributable to a continuing shift of the product sales mix in favor of the Company’s CardioSEAL® and STARFlex™ cardiac septal repair implants, which have a lower product cost as a percent of sales than the Company’s vena cava filter products.

Research and Development.    Research and development expense increased by 40.1% or $789,000 to approximately $2.8 million for the six months ended June 30, 2002 from approximately $2.0 million for the six months ended June 30, 2001. The increase is primarily attributable to a combination of increased headcount and related personnel expenses, and contract product development and regulatory program investments related to CardioSEAL® and STARFlex™.

General and Administrative.    General and administrative expenses decreased by 1.8% or $60,000 to approximately $3.3 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. The decrease is primarily attributable to reduced legal costs related to ongoing litigation proceedings and reduced management consulting fees, largely offset by increased personnel related expenses.

Selling and Marketing.    Selling and marketing expenses increased by 42.1% or $718,000 to approximately $2.4 million for the six months ended June 30, 2002 from approximately $1.7 million for the six months ended June 30, 2001. This increase was largely attributable to increased headcount and related personnel costs and U.S. and international marketing programs in support of CardioSEAL® and STARFlex™ product lines.

Settlement of Litigation.    For the quarter ended March 31, 2002, the Company recorded a charge of $373,000 associated with the settlement, effective as of April 4, 2002, of the arbitration proceedings with Elekta AB related to the Company’s 1998 acquisition of its neurosciences business unit. This charge consisted of a settlement amount of approximately $388,000 plus legal costs, reduced by the elimination of net accounts payable balances to Elekta AB.

Interest Expense.    Interest expense for the six months ended June 30, 2002 decreased by 98.8% to $6,000 from $472,000 for the six months ended June 30, 2001. The decrease is directly attributable to the Company’s payment in full of the $5.3 million remaining balance of its subordinated debt in April and November of 2001.

Interest Income.    Interest income for the six months ended June 30, 2002 increased by 144.0% to $264,000 from $108,000 for the six months ended June 30, 2001. This increase is primarily attributable to an approximate $20 million increase in cash balances from the sale of the vena cava filter product line to Bard, partially offset by a reduction in interest rates.

Income Tax Provision.    The Company’s income tax provision for the six months ended June 30, 2002 of $706,000, or approximately 38.4% of income before income taxes, is less than the estimated combined statutory federal and state tax rate of 40%, primarily due to recovery of alternative minimum tax provided for in the year ended December 31, 2001 as a result of 2002 tax law changes. There was no income tax provision for the quarter ended June 30, 2001 as a result of the utilization of net operating loss carryforwards.

Net Income From Discontinued Operations.    Net income from the discontinued neurosciences business unit was $187,000 for the six months ended June 30, 2002 as compared to net income of $255,000 for the six months ended June 30, 2001. This change is primarily attributable to decreased neurosciences product sales and increased foreign currency transaction losses related to the strengthening of the Euro against the U.S. dollar, partially offset by reduced general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $27.6 million at June 30, 2002 as compared to $7.8 million as of December 31, 2001. During the six months ended June 30, 2002, the Company’s continuing operations provided cash of approximately $18.6 million, which consisted of $18.5 million of additional cash proceeds from the 2001 sale of the vena cava filter product line, approximately $1.1 million of net income and approximately $300,000 of net noncash charges, offset by an approximate $1.3 million net increase in other working capital items.

During the six months ended June 30, 2002, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

Debt obligations at June 30, 2002 consist of capital lease liabilities of approximately $90,000 due in monthly installments through September 2003.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $233,000 for the six months ended June 30, 2002.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements with current employees and consultants. There are no minimum guaranteed royalty payments for the balance of 2002. All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination.

The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least the end of 2002.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the “euro” as their national currency unit and irrevocably established fixed conversion rates between their existing sovereign currencies and the euro. During the three-

year transition period between January 1, 1999 and January 1, 2002, the euro was a “cashless” currency, existing only as a unit of account. Payments made to accounts in these member states may be made either in the denominated legacy currency unit of the account or in euros. Beginning on January 1, 2002, euro banknotes and coins have been introduced, and legacy currency banknotes and coins are being withdrawn from circulation. As of July 1, 2002, the euro is the sole national currency unit in these member states, and the legacy currency banknotes and coins are no longer accepted as legal tender.

The Company has conducted a substantial portion of its business within the member countries of the European Union and, accordingly, its existing systems have been generally capable of accommodating multiple currencies, including the euro. The Company’s former neurosciences business unit, headquartered in France, converted its accounting systems to euro prior to December 31, 2001. As of June 30, 2002, the impact of the euro conversion has not had a material impact on the operations of the Company. The sale of the neurosciences business unit in July 2002 (see Note 6 of Notes to Consolidated Financial Statements) will substantially reduce the effect of the euro on the operations of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® product, and the recent sale of our neurosciences business unit and our vena cava filter product line, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our CardioSEAL® cardiac septal repair devices. Our future sales growth and financial results are highly dependent upon the growth of sales of this product line. CardioSEAL® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on a relatively new senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

Before certain of our products can be marketed and sold in the United States, including our CardioSEAL® product, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We cannot be certain that:

•	any pending patent applications or any future patent application will result in issued patents;

•	the scope of any patent protection will exclude competitors or provide competitive advantages to us;

•	any of our patents will be held valid if subsequently challenged; or

•	others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued or that may be issued in the future to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms, if at all. Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2012 to 2017. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL® cardiac septal repair devices, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair devices are marketed primarily through our direct sales force. Because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL® cardiac septal repair devices, and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION

We are currently involved in the litigation of several disputes as described in Item 1 of Part II (Legal Proceedings). An adverse outcome in any one of these disputes could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

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

AS A RESULT OF GOVERNMENT REGULATIONS, WE MAY EXPERIENCE LOWER SALES AND EARNINGS.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

•	delays in receipt of, or failure to receive, regulatory approvals or clearances;

•	the loss of previously received approvals or clearances;

•	limitations on the intended use of a device imposed as a condition of regulatory approvals or clearances; or

•	our failure to comply with existing or future regulatory requirements.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD LIMIT INVESTORS’ ABILITY TO INFLUENCE CORPORATE ACTIONS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002 and December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or Item 305 of Regulation S-K. The Company’s investments are primarily short-term money market accounts and U.S. Government Agency debt instruments that are carried on the Company’s books at cost, which approximates market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of foreign currency risk. Although the Company has decreased its international operations following the sale of its neurosciences business unit in July 2002 (see Note 6 of Notes to Consolidated Financial Statements), the Company will continue to denominate certain sales and incur certain costs in non-U.S. currencies. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

The Company’s most significant foreign currency exposures have related to its manufacturing activities and assets of the neurosciences business unit in France. The Company translates the accounts of its foreign subsidiaries in accordance with SFAS
No. 52, Foreign Currency Translation. In translating these foreign currency accounts into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at the end of each reporting period, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the relevant periods. The Company records the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders’ equity, the balance of which at July 31, 2002 will be eliminated in connection with the sale of the Company’s neurosciences business unit (see Note 6 of Notes to Consolidated Financial Statements).

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

On or about September 24, 2001, the Company’s three French subsidiaries, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. In order to continue to appeal the Reassessment, the Company has agreed to provide the French authorities with a guaranty, on behalf of each of the three French subsidiaries, totaling approximately Eur 1.2 million. In connection with the Company’s sale of the neurosciences business unit (see Note 6 of Notes to Consolidated Financial Statements), the Company has specifically indemnified the buyer against any liability in connection with these tax claims. Pursuant to the terms of the Elekta settlement agreement, a portion of any resulting tax claim may be recoverable from Elekta.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987, between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth

Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. Discovery commenced March 9, 2002. A hearing on the merits of the disputes between the Company and Dr. Simon began during the week of June 24, 2002 and is scheduled to resume in mid-August.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The parties will choose an arbitrator on or before August 20, 2002 and proceed with discovery thereafter. At this early stage in the case, we are unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders of the Company was held on June 28, 2002 (the “Meeting”). Present at the Meeting in person or through representation by proxy were a total of 10,644,776 shares of Common Stock out of a total of 11,509,537 shares entitled to vote, thereby constituting a quorum. The action taken at the Meeting consisted of (1) the election of seven members of the Board of Directors of the Company, each to serve for a one-year term; and (2) approval of an amendment to the 1996 Stock Option Plan for Non-Employee Directors to (i) increase the number of shares of the Company’s Common Stock underlying each option granted thereunder to newly elected directors from 15,000 shares to 20,000 shares, (ii) grant an option thereunder, following each annual meeting of stockholders, to purchase 2,000 shares of the Company’s Common Stock to each eligible director who served as the chairperson of a committee of the Board of Directors during the year preceding such annual meeting and (iii) grant an option thereunder, following each annual meeting of stockholders, to purchase 1,000 shares of the Company’s Common Stock to each eligible director who served as a member of a committee of the Board of Directors (other than the chairperson of such a committee) during the year preceding such annual meeting. The results of the voting on the matters presented to the stockholders at the Meeting are as follows:

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	10,462,093	182,683
Robert G. Brown	10,627,793	16,983
Cheryl L. Clarkson	10,596,947	47,829
R. John Fletcher	10,596,947	47,829
James E. Lock, M.D	10,627,793	16,983
Francis J. Martin	10,627,793	16,983
Harry A. Schult	8,123,783	2,520,993

There were no abstentions or broker non-votes on this matter.

	VOTES FOR	VOTES WITHHELD	VOTES ABSTAINED	UNVOTED
AMENDMENT TO 1996 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS	9,718,402	798,624	127,750	864,761

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 1, 2002, the Company filed a Current Report on Form 8-K to report that, on June 28, 2002, its Board of Directors, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Company’s independent public accountants and engaged Ernst & Young LLP as its new independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

By:	/S/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer

Date: August 13, 2002

By:	/S/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer

Date: August 13, 2002