Form 10-Q
period 2002-09-30
NMT MEDICAL INC
filed 2002-11-05
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-21001

NMT MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4090463 (I.R.S. Employer Identification No.)

27 Wormwood Street, Boston, Massachusetts (Address of Principal Executive Offices)	02210-1625 (Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of November 1, 2002 there were 11,688,001 shares of Common Stock, $.001 par value per share, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NMT MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30, 2002	At December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$20,332,402	$7,837,496
Marketable securities	16,323,152	—
Receivable from sale of product line	—	18,500,000
Accounts receivable, net of reserves of $265,000 and $566,000, respectively	2,311,254	2,418,214
Inventories	1,140,189	1,415,769
Prepaid expenses and other current assets	898,910	594,515
Assets from discontinued operations	—	6,401,409

Total current assets	41,005,907	37,167,403

Property and equipment, at cost:
Laboratory and computer equipment	1,888,468	1,643,053
Leasehold improvements	1,134,545	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	468,763	376,093

	4,680,678	4,342,593
Less—Accumulated depreciation and amortization	3,646,340	3,252,797

	1,034,338	1,089,796

Other assets	115,997	176,609

	$42,156,242	$38,433,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,048,483	$1,862,205
Accrued expenses	3,541,922	2,538,227
Deferred gain	45,131	3,419,200
Deferred income taxes	—	2,515,000
Current portion of debt obligations	61,921	126,198
Liabilities from discontinued operations	711,412	3,539,000

Total current liabilities	6,408,869	13,999,830

Long-term debt obligations, net of current portion	—	31,655

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,665,555 and 11,178,826 shares, respectively	11,666	11,179
Additional paid-in capital	44,544,148	42,963,993
Unrealized gain on marketable securities	131,000	—
Cumulative translation adjustment	—	(1,591,595)
Accumulated deficit	(8,939,441)	(16,981,254)

Total stockholders’ equity	35,747,373	24,402,323

	$42,156,242	$38,433,808

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$5,007,307	$6,079,412	$19,030,260	$17,480,790
License fees and royalties	118,434	136,403	323,074	537,549

	5,125,741	6,215,815	19,353,334	18,018,339

Costs and Expenses:
Cost of product sales	1,417,601	1,970,393	5,263,541	6,006,816
Research and development	1,488,312	949,676	4,243,655	2,915,963
General and administrative	887,101	1,609,900	4,180,647	4,963,064
Selling and marketing	1,439,131	1,014,441	3,863,207	2,720,244
Settlement of litigation	—	—	372,713	—

	5,232,145	5,544,410	17,923,763	16,606,087

Gain on sale of product line	4,000,000	—	4,000,000	—

Income from operations	3,893,596	671,405	5,429,571	1,412,252
Other Income (Expense):
Foreign currency transaction gain (loss)	6,621	3,280	53,922	(15,619)
Interest expense	(1,452)	(164,100)	(7,105)	(636,106)
Interest income	206,357	37,340	470,038	145,403

	211,526	(123,480)	516,855	(506,322)

Income before income taxes	4,105,122	547,925	5,946,426	905,930
Provision for income taxes	1,572,000	—	2,278,000	—

Net income from continuing operations	2,533,122	547,925	3,668,426	905,930

Income from discontinued operations	145,345	42,000	333,060	297,000
Gain on sale of discontinued operations, including income tax benefit of $4,022,000	4,040,327	—	4,040,327	—

Net income from discontinued operations	4,185,672	42,000	4,373,387	297,000

Net income	$6,718,794	$589,925	$8,041,813	$1,202,930

Basic net income per common share:
Continuing operations	$0.22	$0.05	$0.32	$0.08
Discontinued operations	0.36	—	0.38	0.03

Net income	$0.58	$0.05	$0.70	$0.11

Diluted net income per common share:
Continuing operations	$0.21	$0.05	$0.30	$0.08
Discontinued operations	0.34	—	0.36	0.03

Net income	$0.55	$0.05	$0.66	$0.11

Weighted average common shares outstanding:
Basic	11,619,621	11,005,940	11,490,292	10,980,971

Diluted	12,221,692	11,543,678	12,181,617	11,231,557

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NMT MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$8,041,813	$1,202,930
Net income from discontinued operations	(4,373,387)	(297,000)

Net income from continuing operations	3,668,426	905,930
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	427,738	461,308
Noncash interest expense relating to original issue discount	—	255,517
Decrease in accounts receivable reserves	(72,500)	—
Stock-based compensation	(131,172)	62,667
Tax benefit from exercise of stock options	655,000	—
Changes in assets and liabilities—
Accounts receivable	179,460	(969,210)
Receivable from sale of product line	18,500,000	—
Inventories	275,580	586,151
Prepaid expenses and other current assets	(304,395)	(194,378)
Accounts payable	186,278	29,571
Accrued expenses	1,003,696	105,145
Deferred gain	(3,374,069)	—

Net cash provided by continuing operations	21,014,042	1,242,701

Net cash provided by discontinued operations	2,204,193	618,252

Cash flows from investing activities:
Purchases of property, plant and equipment	(338,085)	(122,318)
Decrease in other assets	50,674	5,000
Proceeds from sale of discontinued operations, net of cash sold	4,833,000	—
Purchases of marketable securities	(16,192,152)	—

Net cash used in investing activities	(11,646,563)	(117,318)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	852,945	90,370
Proceeds from issuance of common stock pursuant to employee stock purchase plan	203,870	71,526
Payments of capital lease obligations	(95,932)	(193,852)
Payments of subordinated debt	—	(1,000,000)

Net cash provided by (used in) financing activities	960,883	(1,031,956)

Effect of exchange rate changes on cash	(37,649)	20,974

Net increase in cash and cash equivalents	12,494,906	732,653
Cash and cash equivalents, beginning of period	7,837,496	4,415,144

Cash and cash equivalents, end of period	$20,332,402	$5,147,797

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$7,105	$266,955

Income Taxes	$159,304	$—

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

On November 5, 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to C.R. Bard, Inc. (“Bard”) for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. Pursuant to the asset purchase agreement with Bard, the Company continued to manufacture the filter products for Bard through June 30, 2002, and, upon final transfer of manufacturing to Bard, received an additional $4 million on September 30, 2002. In addition, the Company will receive ongoing royalty payments thereafter from Bard on its manufacture and sales of the vena cava filter products (see Note 5) and will continue to pay certain royalties to the original inventor (see Note 13).

On July 31, 2002, the Company sold its neurosciences business unit, which served the needs of neurosurgeons with a range of implantable and single-use products, including cerebral spinal fluid shunts and external drainage products, to a wholly-owned subsidiary of Integra LifeSciences Holding Corporation (“Integra”), for $5.4 million in cash (see Note 6). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented.

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to the current period’s presentation.

2.    Interim Financial Statements

The accompanying consolidated financial statements at September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, are unaudited. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002.

3.    Cash, Cash Equivalents and Marketable Securities

The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Cash and cash equivalents, which are carried at cost and approximate market value, consist of cash, certificates of deposit and money market accounts. At September 30, 2002, an aggregate of approximately $1.2 million of certificates of deposit were restricted to collateralize bank guarantees issued in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment (see Note 13).

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. In accordance with SFAS No. 115, these

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3.    Cash, Cash Equivalents and Marketable Securities (continued)

securities are reported at fair market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity.

Marketable securities at September 30, 2002 consist of various U.S. Government Agency debt instruments with maturities ranging from 12-24 months. There were $131,000 of unrealized gains recorded at September 30, 2002. Accrued interest receivable of approximately $189,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at September 30, 2002.

4.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2002	December 31, 2001
Components	$298,227	$643,802
Finished goods	841,962	771,967

	$1,140,189	$1,415,769

Finished goods consist of materials, labor and manufacturing overhead.

5.    Sale of Vena Cava Filter Product Line

On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002, and the right to receive up to an additional $7 million tied to certain performance and delivery milestones, which amounts, if any, are to be recorded as additional gain on sale of product line in the periods in which these performance and delivery milestones are completed by the Company and/or Bard, as appropriate. The Company continued to manufacture the products for Bard through June 30, 2002 pursuant to the agreement and completed the transfer of manufacturing responsibilities to Bard in the third quarter of 2002, resulting in receipt of a $4 million payment from Bard on September 30, 2002, which has been recorded as gain on sale of product line in the quarter ended September 30, 2002. Under the manufacturing transition agreement, the Company agreed to sell vena cava filter products to Bard at a discounted price and the Company recorded the estimated aggregate discount as part of the deferred gain that was amortized to revenue over the production and sales period. During the quarter ended September 30, 2002, the Company incurred approximately $157,000 of costs associated with the vena cava filter manufacturing and ongoing royalties payable to the original inventor based upon Bard’s sales of the products, which amounts have been classified as cost of sales. Total vena cava filter product sales were approximately $5.2 million for the nine months ended September 30, 2002. Remaining in deferred gain at September 30, 2002 are estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line (see Note 13).

The Company will receive ongoing royalty payments from Bard on its manufacture and sales of the vena cava filter products and will continue to pay certain royalties to the original inventor (see Note 13). In addition, the Company has the right to receive up to an additional $3 million tied to the receipt by Bard of FDA approval to market certain additional vena cava filter products.

6.    Sale of Neurosciences Business Unit

On July 31, 2002, the Company sold all of the outstanding stock of the companies comprising its neurosciences business unit to a wholly-owned subsidiary of Integra for $5.4 million in cash, resulting in a pre-tax gain from discontinued operations of approximately $18,000. Although the disposition of the neurosciences business unit resulted in an insignificant gain for financial reporting purposes, on a tax basis, the disposition resulted in a significant capital loss. Accordingly, the Company recorded a tax benefit of approximately $4.0 million attributable to utilization of capital losses on the sale during the quarter ended September 30, 2002.

Revenues for the neurosciences business unit were approximately $1.2 million for the month of July 2002 and $8.6 million for the nine months ended September 30, 2002, and approximately $3.6 million and $12.0 million for the three and nine months ended September 30, 2001, respectively.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6.    Sale of Neurosciences Business Unit (continued)

The determination of the pre-tax gain on the sale of the neurosciences business unit is summarized as follows:

Cash proceeds		$5,400,000

Net assets sold:
Current assets	$5,590,704
Property, plant and equipment, net	87,741
Other assets	300,000
Current liabilities	(2,870,754)
Long-term debt obligation	(12,000)

Net assets sold	$3,095,691	3,095,691

Write-off of cumulative translation adjustment		1,320,595
Transaction costs and related accruals		965,387

		5,381,673

Pre-tax gain		$18,327

7.    Settlement of Litigation

Effective April 4, 2002, the Company settled the outstanding arbitration with Elekta AB (publ), resulting in a net payment by the Company of approximately $388,000. The charge to operations of approximately $373,000 for the nine months ended September 30, 2002, included the settlement amount plus legal costs, reduced by the elimination of net accounts payable balances due Elekta.

8.    Income Taxes

In accordance with SFAS No. 109, the Company has provided for taxes on income from continuing operations based upon its anticipated effective income tax rate. The Company anticipates an effective income tax rate of 38% of income from continuing operations, which is approximately equal to the combined federal and state income tax rates.

The tax benefit of approximately $4.0 million recorded in connection with the Company’s sale of its neurosciences business unit is expected to substantially offset the current year tax provision on income from continuing operations and the deferred tax liability previously established in connection with the 2001 sale of the Company’s vena cava filter product line to Bard (see Note 6).

9.    Net Income Per Common and Common Equivalent Share

Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 736,049 and 604,799 common shares for the three and nine month periods ended September 30, 2002, respectively, and 225,483 and 472,483 common shares for the three and nine month periods ended September 30, 2001, respectively, have been excluded from the computation of diluted weighted average shares outstanding as they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	11,619,621	11,005,940	11,490,292	10,980,971
Dilutive effect of assumed exercise of stock options and warrants	602,071	537,738	691,325	250,586

Weighted average common shares outstanding assuming exercise of stock options and warrants	12,221,692	11,543,678	12,181,617	11,231,557

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10.    Stock Option Repricing

On March 1, 2001, the Company’s Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company’s current stock option plans. Under this exchange offer, certain employees elected to have a total of 324,771 existing options cancelled in exchange for 133,108 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable plan accounting as defined in FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. In addition, the Company granted 87,150 additional options that are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and revalues to market the repriced options through the date of exercise, cancellation or expiration, at each reporting date. Compensation (benefit) expense related to the repriced options was approximately ($149,000) and ($131,000) for the three and nine month periods ended September 30, 2002, respectively, and approximately $33,000 for the three and nine month periods ended September 30, 2001.

11.    Foreign Currency

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the accounts of these subsidiaries, all of which are associated with the neurosciences business unit, are translated from their local currency, which is the functional currency, into U.S. dollars, the reporting currency, using the exchange rate at the balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative foreign currency translation gains or losses are reflected as a separate component of consolidated stockholders’ equity (see Note 12). The cumulative foreign currency loss amounted to approximately $1.6 million as of December 31, 2001. The cumulative translation adjustment loss balance of approximately $1.3 million at July 31, 2002 was written off as part of the accounting for the sale of the neurosciences business unit in the quarter ended September 30, 2002 (see Note 6).

Additionally, the Company had foreign currency exchange transaction gains (losses) of approximately $7,000 and $54,000 for the three and nine month periods ended September 30, 2002, respectively, and $3,000 and ($16,000) for the three and nine month periods ended September 30, 2001, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

As a result of the sale of the neurosciences business unit, the Company believes that its remaining foreign subsidiaries will use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses will be reported as a component of income.

12.    Comprehensive Income

The only components of comprehensive income reported by the Company are net income, foreign currency translation adjustments and unrealized gains and losses from available-for-sale marketable securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$6,718,794	$589,925	$8,041,813	$1,202,930
Foreign currency translation adjustments	19,000	114,948	271,000	(34,052)
Unrealized gain on marketable securities	131,000	—	131,000	—

Comprehensive income	$6,868,794	$704,873	$8,443,813	$1,168,878

13.    Commitments and Contingencies

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

NMT MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13.    Commitments and Contingencies (continued)

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. In order to continue to appeal the Reassessment, the Company has provided the French authorities with a bank guaranty on behalf of each of the three former subsidiaries totaling approximately $1.2 million. In connection with the Company’s sale of the neurosciences business unit in July 2002 (see Note 6), the Company agreed to specifically indemnify the buyer against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB, completed in early 2002 (see Note 7), a portion of any resulting tax claim may be recoverable from Elekta.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987 (“TPA”), between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. A hearing on the merits of the disputes between the Company and Dr. Simon began during the week of June 24, 2002 and ended on September 26, 2002. On October 3 and 4, 2002, the parties submitted post-trial briefs. On October 23, 2002, the arbitrator issued an award ruling that the Company does not owe Dr. Simon past royalties with respect to the Company’s sales of its former Simon Nitinol Filter product; the Company is not in breach of the TPA between it and Dr. Simon; and the Company will be required to make royalty payments to Dr. Simon in accordance with the terms of the TPA in connection with future sales, if any, of its former “Removable Filter” product by Bard. A decision by the arbitrator on the issue of whether either party is entitled to reimbursement of all or a portion of its legal fees from the other is expected in the next several weeks.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The parties have sent notice of their respective preference for an arbitrator to the American Arbitration Association (“AAA”). The Company expects the AAA to select an arbitrator shortly. Thereafter, the parties will proceed with discovery. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

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

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 13 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues.    CardioSEAL® and STARFlex® cardiac septal repair implant sales for the three months ended September 30, 2002 increased by approximately $1.0 million, or 25.8%, to approximately $5.0 million from approximately $4.0 million for the three months ended September 30, 2001. The Company believes that the increase resulted from the growing awareness within the medical community that closing a patent foramen ovale (“PFO”) in certain subsets of stroke patients offers an alternative to ongoing drug therapy. The Company had no vena cava filter product sales for the three months ended September 30, 2002, as a result of the completion of the transitional manufacturing agreement with Bard during the quarter ended June 30, 2002, as compared to approximately $2.1 million of vena cava filter product sales for the three months ended September 30, 2001. In the aggregate, product sales for the three months ended September 30, 2002 decreased 17.6% to approximately $5.0 million compared to $6.1 million for the three months ended September 30, 2001. Including license fees and royalties, total revenue for the three months ended September 30, 2002 decreased by approximately 17.5%, or $1.1 million, to approximately $5.1 million compared to approximately $6.2 million for the three months ended September 30, 2001.

Cost of Product Sales.    CardioSEAL® and STARFlex® cardiac septal repair implant cost of product sales increased 23.7% to approximately $1.2 million for the three months ended September 30, 2002 from approximately $937,000 for the three months ended September 30, 2001. Cost of CardioSEAL® and STARFlex® product sales, as a percentage of product sales, decreased marginally to 23.3% for the three months ended September 30, 2002 as compared to 23.7% for the three months ended September 30, 2001. Vena cava filter cost of product sales, as a percentage of sales, was approximately 47.7% for the three months ended September 30, 2001. During the three months ended September 30, 2002, the Company incurred approximately $157,000 of costs associated with the vena cava filter manufacturing and ongoing royalties to the original inventor based upon Bard’s sales of the products that have been classified as cost of sales. In the aggregate, cost of product sales as a percentage of product sales was 28.3% and 32.4% for the three months ended September 30, 2002 and 2001, respectively. The current period decrease is primarily attributable to the higher cost of sales as a percentage of sales for the vena cava filter products in 2001.

Research and Development.    Research and development expenses increased by 56.7% or $538,000 to approximately $1.5 million for the three months ended September 30, 2002 from approximately $950,000 for the three months ended September 30, 2001. The increase is primarily attributable to a combination of increased headcount and contract product development for ongoing research and development programs related to CardioSEAL® and STARFlex® enhancements and accessories, next generation PFO closure platforms, research into the use of novel materials and related patent legal costs. The Company intends to continue its investments in these areas.

General and Administrative.    General and administrative expenses decreased by 44.9%, or $723,000 to approximately $900,000 for the three months ended September 30, 2002 from approximately $1.6 million for the three months ended September 30, 2001. This decrease is primarily attributable to reduced legal costs related to ongoing litigation and arbitration proceedings and reduced compensation expense related to stock option repricing (see Note 10 of Notes to Consolidated Financial Statements).

Selling and Marketing.    Selling and marketing expenses increased by 41.9% or $425,000 to approximately $1.4 million for the three months ended September 30, 2002 from approximately $1.0 million for the three months ended September 30, 2001. This increase is primarily attributable to increased headcount and related personnel costs and marketing programs in support of CardioSEAL® and STARFlex® product lines in the U.S. and Europe. At September 30, 2002 and 2001, there were a total of 16 and nine worldwide direct sales reps, respectively.

Gain on Sale of Product Line.    The Company recorded an additional $4.0 million gain on sale of product line for the three months ended September 30, 2002. This gain, representing a portion of the contingent consideration associated with the November 2001 sale of the Company’s vena cava filter product line to Bard, was realized upon the transfer of all vena cava filter manufacturing responsibilities to Bard, resulting in the receipt by the Company of a $4 million payment from Bard on September 30, 2002 (see Note 5 of Notes to Consolidated Financial Statements).

Interest Expense.    Interest expense for the three months ended September 30, 2002 was $1,000 compared to $164,000 for the three months ended September 30, 2001. The decrease is directly attributable to the Company’s payment in full of the $5.3 million remaining balance of its subordinated debt in April and November of 2001.

Interest Income.    Interest income for the three months ended September 30, 2002 was approximately $206,000 compared to $37,000 for the three months ended September 30, 2001. This increase was primarily attributable to an increase in average interest bearing cash and marketable securities balances of approximately $23 million during the three months ended September 30, 2002, resulting primarily from the sale of the vena cava filter product line to Bard and the sale of the neurosciences business unit to Integra.

Income Tax Provision.    The Company’s income tax provision for the three months ended September 30, 2002 of approximately $1.6 million, or approximately 38.0% of income before income taxes, is approximately equal to the estimated combined statutory federal and state tax rate of 40%. There was no income tax provision for the three months ended September 30, 2001 as a result of the utilization of net operating loss carryforwards.

Net Income from Discontinued Operations.    Net income from the discontinued neurosciences business unit was approximately $145,000 for the three months ended September 30, 2002 as compared to net income of $42,000 for the three months ended September 30, 2001. This increase is primarily attributable to decreased general and administrative expenses and decreased foreign currency transaction losses for the period through July 31, 2002, the effective date of the sale of the neurosciences business unit.

Gain on Sale of Discontinued Operations.    The Company recorded a pre-tax gain of approximately $18,000 on the sale of the stock of the subsidiaries which comprised its neurosciences business unit, effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements). The approximate $4.0 million tax benefit recorded in connection with the utilization of capital losses on the sale transaction substantially offset all of the Company’s current and deferred tax liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues.    CardioSEAL® and STARFlex® cardiac septal repair implant sales for the nine months ended September 30, 2002 increased by approximately $3.2 million, or 30.3%, to approximately $13.8 million from approximately $10.6 million for the nine months ended September 30, 2001. The Company believes that the increase resulted from the growing awareness within the medical community that closing a PFO in certain subsets of stroke patients offers an alternative to ongoing drug therapy. Vena cava filter product sales, which concluded during the second quarter under the Company’s transitional manufacturing agreement with Bard, decreased for the nine months ended September 30, 2002 by approximately $1.7 million, or 24.9%, to approximately $5.2 million from approximately $6.9 million for the nine months ended September 30, 2001. In the aggregate, product sales for the nine months ended September 30, 2002 increased by approximately 8.9%, or $1.5 million, to approximately $19.0 million compared to approximately $17.5 million for the nine months ended September 30, 2001. Including license fees and royalties, total revenues for the nine months ended September 30, 2002 increased by approximately 7.4%, or $1.3 million, to approximately $19.4 million compared to approximately $18.0 million for the nine months ended September 30, 2001.

Cost of Product Sales.    CardioSEAL® and STARFlex® cardiac septal repair implant cost of product sales increased 23.0% to approximately $3.2 million for the nine months ended September 30, 2002 from approximately $2.6 million for the nine months ended September 30, 2001. Cost of CardioSEAL® and STARFlex® product sales, as a percentage of product sales, decreased to 23.1% for the nine months ended September 30, 2002 as compared to 24.5% for the nine months ended September 30, 2001. Vena cava filter cost of product sales as a percentage of sales was approximately 37.4% and 49.5% for the nine months ended September 30, 2002 and 2001, respectively. This decrease was primarily attributable to reduced royalty expense associated with the repurchase of certain royalty rights in connection with the sale of the vena cava filter product line to Bard and prototype manufacturing costs incurred in 2001 related to the removable filter. In the aggregate, cost of product sales as a percentage of product sales was 27.7% and 34.4% for the nine months ended September 30, 2002 and 2001, respectively.

Research and Development.    Research and development expenses increased by 45.5% or $1.3 million to approximately $4.2 million for the nine months ended September 30, 2002 from approximately $2.9 million for the nine months ended September 30, 2001. The increase is primarily attributable to a combination of increased headcount and contract product development for ongoing research and development programs related to CardioSEAL® and STARFlex® enhancements and accessories, next generation PFO closure platforms, research into the use of novel materials and related patent legal costs. The Company intends to continue its investments in these areas.

General and Administrative.    General and administrative expenses decreased by 15.8% or $782,000 to approximately $4.2 million for the nine months ended September 30, 2002 from approximately $5.0 million for the nine months ended September 30, 2001. The decrease is primarily attributable to reduced legal costs related to ongoing litigation and arbitration proceedings and reduced compensation expense related to stock option repricing (see Note 10 of Notes to Consolidated Financial Statements).

Selling and Marketing.    Selling and marketing expenses increased by 42.0% or $1.2 million to approximately $3.9 million for the nine months ended September 30, 2002 from approximately $2.7 million for the nine months ended September 30, 2001. This increase was largely attributable to increased headcount and related personnel costs and marketing programs in support of CardioSEAL® and STARFlex® product lines in the U.S. and Europe. At September 30, 2002 and 2001, there were a total of 16 and nine worldwide direct sales reps, respectively.

Settlement of Litigation.    During the three months ended March 31, 2002, the Company recorded a charge of $373,000 associated with the settlement, effective as of April 4, 2002, of the arbitration proceedings with Elekta AB related to the Company’s 1998 acquisition of its neurosciences business unit. This charge consisted of a settlement amount of approximately $388,000 plus legal costs, reduced by the elimination of net accounts payable balances to Elekta AB (see Note 7 of Notes to Consolidated Financial Statements).

Gain on Sale of Product Line.    The Company recorded an additional $4.0 million gain on sale of product line for the nine months ended September 30, 2002. This gain, representing a portion of the contingent consideration associated with the November 2001 sale of the Company’s vena cava filter product line to Bard, was realized upon the transfer of all manufacturing responsibilities to Bard, resulting in the receipt by the Company of a $4 million payment from Bard on September 30, 2002 (see Note 5 of Notes to Consolidated Financial Statements).

Interest Expense.    Interest expense for the nine months ended September 30, 2002 was approximately $7,000 compared to $636,000 for the nine months ended September 30, 2001. The decrease is directly attributable to the Company’s payment in full of the $5.3 million remaining balance of its subordinated debt in April and November of 2001.

Interest Income.    Interest income for the nine months ended September 30, 2002 was approximately $470,000 compared to approximately $145,000 for the nine months ended September 30, 2001. This increase was primarily attributable to an increase in average interest bearing cash and marketable securities balances of approximately $21 million during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, resulting primarily from the sale of the vena cava filter product line to Bard and the sale of the neurosciences business unit to Integra, partially offset by a reduction in money market interest rates.

Income Tax Provision.    The Company’s income tax provision for the nine months ended September 30, 2002 of approximately $2.3 million, or approximately 38.0% of income before income taxes, is approximately equal to the estimated combined statutory federal and state tax rate of 40%. There was no income tax provision for the nine months ended September 30, 2001 as a result of the utilization of net operating loss carryforwards.

Net Income from Discontinued Operations.    Net income from the discontinued neurosciences business unit was $333,000 for the nine months ended September 30, 2002 as compared to net income of $297,000 for the nine months ended September 30, 2001. This change is primarily attributable to decreased neurosciences product sales and increased foreign currency translation losses related to the strengthening of the Euro against the U.S. dollar, offset by reduced general and administrative expenses.

Gain on Sale of Discontinued Operations.    The Company recorded a pre-tax gain of approximately $18,000 on the sale of the stock of the subsidiaries which comprised its neurosciences business unit, effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements). The approximate $4.0 million tax benefit recorded in connection with the utilization of capital losses on the sale transaction substantially offset all of the Company’s current and deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of approximately $36.6 million at September 30, 2002, as compared to $7.8 million at December 31, 2001. During the nine months ended September 30, 2002, the Company’s continuing operations provided cash of approximately $21.0 million, which consisted of $18.5 million of additional cash proceeds from the 2001 sale of the vena cava filter product line, approximately $3.7 million of net income and approximately $900,000 of net non-cash charges, offset by an approximate $2.1 million net decrease in other working capital items.

At September 30, 2002, approximately $1.2 million of certificates of deposit were restricted to collateralize bank guarantees issued in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment (see Note 13 of Notes to Consolidated Financial Statements).

During the nine months ended September 30, 2002, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

Debt obligations at September 30, 2002 consist of capital lease liabilities of approximately $62,000 due in monthly installments through September 2003.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $338,000 for the nine months ended September 30, 2002.

The tax benefit of approximately $4.0 million recorded in connection with the Company’s sale of its neurosciences business unit is expected to substantially offset the current year tax provision on income from continuing operations and the deferred tax liability previously established in connection with the 2001 sale of the Company’s vena cava filter product line to Bard.

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

The Company believes that existing cash and cash expected to be generated from operations will be sufficient to meet its working capital, financing and capital expenditure requirements through at least the end of 2003.

Euro Conversion

The Company has conducted a substantial portion of its business with the member countries of the European Union and, accordingly, its existing systems have been generally capable of accommodating multiple currencies, including the Euro. The Company’s former neurosciences business unit, headquartered in France, converted its accounting systems to the Euro prior to December 31, 2001. As of September 30, 2002, the impact of the Euro conversion has not had a material impact on the operations of the Company. The sale of the neurosciences business unit in July 2002 (see Note 6 of Notes to Consolidated Financial Statements) will significantly reduce the effect of the Euro on the operations of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the recent sale of our neurosciences business unit and our vena cava filter product line, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our CardioSEAL® and STARFlex® cardiac septal repair implant devices. Our future sales growth and financial results are highly dependent upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, costs and delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on a relatively new senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

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

AS A RESULT OF GOVERNMENT REGULATIONS, THE UNCERTAINTY OF OBTAINING REGULATORY APPROVALS MAY RESULT IN LOWER SALES AND EARNINGS.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The Company intends to seek additional regulatory approvals for certain of its current and future products. These regulatory approval processes are expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

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

INTENSE INDUSTRY COMPETITION FOR QUALIFIED SENIOR EXECUTIVES AND EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

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

We have a limited history in manufacturing our CardioSEAL® and STARFlex® cardiac septal repair implant devices, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. Because we had marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL® and STARFlex® cardiac septal repair implant devices, and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD LIMIT INVESTORS’ ABILITY TO INFLUENCE CORPORATE ACTIONS.

The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might affect the market price of our common stock. Whitney & Co. and related entities own approximately 21.5% of our outstanding common stock. As a result, this stockholder is able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002 and December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107 or Item 305 of Regulation S-K. The Company’s investments are primarily short-term money market accounts and U.S. Government Agency debt instruments that are carried on the Company’s books at fair value, which approximates cost. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of foreign currency risk. Although the Company has decreased the extent of its international operations following the sale of its neurosciences business unit in July 2002 (see Note 6 of Notes to Consolidated Financial Statements), the Company will continue to denominate certain sales and incur certain costs in non-U.S. currencies. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

The Company’s most significant foreign currency exposures have related to the manufacturing activities and assets of its former neurosciences business unit in France. The Company translated the accounts of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating these foreign currency accounts into U.S. dollars, assets and liabilities were translated at the rate of exchange in effect at the end of each reporting period, while stockholders’ equity was translated at historical rates. Revenue and expense accounts were translated using the weighted average exchange rate in effect during the relevant periods. The Company recorded the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders’ equity, the balance of which at July 31, 2002 was written off in connection with the accounting for the sale of the Company’s neurosciences business unit (see Note 6 of Notes to Consolidated Financial Statements).

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named entities in excess of FF 11 million (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. In order to continue to appeal the Reassessment, the Company has agreed to provide the French authorities with a bank guaranty on behalf of each of the three former subsidiaries totaling approximately $1.2 million. In connection with the Company’s sale of the neurosciences business unit in July 2002 (see Note 6 of Notes to Consolidated Financial Statements), the Company agreed to specifically indemnify the buyer against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB, completed in early 2002 (see Note 7 of Notes to Consolidated Financial Statements), a portion of any resulting tax claim may be recoverable from Elekta.

On September 11, 2001, the Company filed with Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987 (“TPA”), between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement which became effective on November 5, 2001. Dr. Simon resigned as a Director of the Company on January 22, 2002. On January 31, 2002, the parties met and attempted to mediate the matter. However, these efforts at mediation were not successful. A hearing on the merits of the disputes between the Company and Dr. Simon began during the week of June 24, 2002 and ended on September 26, 2002. On October 3 and 4, 2002 the parties submitted post-trial briefs. On October 23, 2002, the arbitrator issued an award ruling that the Company does not owe Dr. Simon past royalties with respect to the Company’s sales of its former Simon Nitinol Filter product; the Company is not in breach of the TPA between it and Dr. Simon; and the Company will be required to make royalty payments to Dr. Simon in accordance with the terms of the TPA in connection future sales, if any, of its former “Removable Filter” product by Bard. A decision by the arbitrator on the issue of whether either party is entitled to reimbursement of all or a portion of its legal fees from the other is expected in the next several weeks.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The parties have sent notice of their respective preference for an arbitrator to the American Arbitration Association (“AAA”). The Company expects the AAA to select an arbitrator shortly. Thereafter, the parties will proceed with discovery. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

On July 1, 2002, the Company filed a Current Report on Form 8-K to report that on June 28, 2002, the Company’s Board of Directors, through its Audit Committee, had decided to no longer engage Arthur Andersen LLP as the Company’s independent public accountants and to engage Ernst & Young LLP instead.

On August 14, 2002, the Company filed a Current Report on Form 8-K to report that, effective July 31, 2002, the Company completed the sale of its neurosciences business unit to Integra LifeSciences Corporation.

On October 28, 2002, the Company filed a Current Report on Form 8-K to report that the Company had received notification of an award issued in connection with the Company’s outstanding arbitration with Dr. Morris Simon, a former director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 5, 2002	By: /s/ JOHN E. AHERN

                                                         John E. Ahern
                                    President and Chief Executive Officer

Date: November 5, 2002	By: /s/ RICHARD E. DAVIS

                                                         Richard E. Davis
                                    Vice President and Chief Financial Officer

CERTIFICATIONS

I, John E. Ahern, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NMT Medical, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Davis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NMT Medical, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer (principal financial officer)