Form 10-K
period 2002-12-31
NMT MEDICAL INC
filed 2003-03-20
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      .

Commission File No. 000-21001

NMT MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4090463
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

27 Wormwood Street, Boston, Massachusetts 02210

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant on June 28, 2002 was $46,201,459, based on the last reported sale price of the registrant’s Common Stock on the NASDAQ National Market on that date. There were 11,758,706 shares of Common Stock outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the Registrant’s Proxy	Items 10, 11, 12 and 13 of
Statement for the Annual	Part III
Meeting of Stockholders to be held on
June 18, 2003

PART I

ITEM I. BUSINESS

OVERVIEW

NMT Medical, Inc. (together with its subsidiaries, the “Company” or “NMT”), founded in July 1986, designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of stroke through minimally invasive, catheter-based procedures. The Company’s products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times, and lowering overall treatment costs. The Company is a Delaware corporation, with executive offices located at 27 Wormwood Street, Boston, Massachusetts 02210-1625 and the Company’s telephone number is (617) 737-0930.

HISTORY

Vena Cava Filter

In April 1990, the Company obtained clearance from the United States Food and Drug Administration (the “FDA”) to market its initial nitinol-based vena cava filter product, the Simon Nitinol Filter® (“SNF”), designed to prevent pulmonary embolism (a blood clot lodged in the vessels supplying blood to the lungs). From May 1992, in the United States, and from May 1995 in most international markets, the Company marketed the vena cava filter products through exclusive distribution agreements with C.R. Bard (“Bard”). In November 2001, the Company sold the vena cava filter product line to Bard for $27 million in cash and up to an additional $7 million in cash tied to certain performance and delivery milestones. The Company continued to manufacture the filter products for Bard through June 2002 and, upon final transfer of manufacturing to Bard, the Company received a $4 million milestone payment on September 30, 2002. In January 2003, the Company received the final $3 million milestone payment as a result of Bard’s receipt of FDA approval for the commercial sale and use of its Recovery™ filter product as of December 31, 2002. Commencing in 2003, the Company will receive royalty payments from Bard on its manufacture and sales of vena cava filter products. Additionally, the Company will continue to pay certain royalties to the original inventor. See Notes 4 and 15 of Notes to Consolidated Financial Statements.

Neurosciences Business Unit

In July 1998, the Company acquired the neurosurgical instruments business of Elekta AB (PUBL) (“Elekta”) for approximately $33 million. In April 2000, the Company sold the U.K. operations of its neurosciences business unit to companies controlled by Integra LifeSciences Holdings Corporation (“Integra”) for $12 million in cash, the proceeds of which were used for debt reduction and general working capital requirements. On July 31, 2002, the Company sold the remaining operations of its neurosciences business unit to a wholly-owned subsidiary of Integra for $5.4 million in cash, the proceeds of which have been used for general working capital requirements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the accompanying consolidated financial statements have been restated to reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

As a result of the sale of its neurosciences business unit, the Company currently operates as one business segment.

CURRENT BUSINESS

In February 1996, the Company acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Boston Children’s Hospital. In connection with the acquisition, the Company acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair devices. The Company pays royalties to Children’s Medical Center Corporation (“CMCC”) on all commercial sales of its cardiac septal repair products. CardioSEAL® and STARFlex® product sales accounted for 78.7% and 63.6% of total product sales for the years ended December 31, 2002 and 2001, respectively.

PRODUCTS

Cardiac Septal Repair Devices

Cardiac septal repair devices are used for the repair of intracardiac shunts that result in abnormal blood flow through the chambers of the heart. The CardioSEAL® cardiac septal repair implant is a catheter-based, less costly alternative to open heart surgery. Common cardiac septal defects occur at the atrial level (Atrial Septal Defect (“ASD”); Patent Foramen Ovale (“PFO”)) and at the ventricular level (Ventricular Septal Defect (“VSD”). The most common of these defects, PFO, is a transient hole that intermittently may open under straining efforts (coughing, defecating, etc.). PFO has been implicated as a possible cause of embolic stroke, for which current treatments include lifelong anticoagulation therapy or open heart surgery. Both of these treatments may present significant risks to the embolic stroke patient with a PFO. The Company believes that its cardiac septal repair technology is a less invasive and less costly treatment alternative for this patient population. The Company estimates that the worldwide market potential for its cardiac septal repair technology is approximately 500,000 procedures annually, with current congenital heart defect procedures (ASD, VSD etc.) accounting for about 30,000 and the balance representing the potential for the emerging PFO procedures.

In 1998, the Company introduced design enhancements to the CardioSEAL® cardiac septal repair device, the STARFlex® centering system. This system allows the implant to self-adjust to variations in the anatomy of a septal defect without deforming the septum and interfering with the heart valves. These features accommodate easier implantation and the closure of larger defects which would otherwise not be possible. During 2000, the Company introduced the QuickLoad enhancement to the entire CardioSEAL® family, providing a more ergonomic implant loading system.

The Company sells CardioSEAL® and STARFlex® in the United States, Canada and key markets in Europe. In the United States, the FDA classifies septal repair devices as Class III medical devices, which requires receipt of pre-market approval (“PMA”). Under the FDA’s Humanitarian Device Exemption (“HDE”) regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based upon more limited clinical experience than is required for a full PMA. Children’s Hospital Boston worked with the Company to generate the clinical data necessary for its HDE and PMA applications and approvals. Commercialization began in Europe following the awarding of the CE Marking for STARFlex® in September 1998. In 2001, two additional STARFlex® systems for treatment of larger defects were awarded the CE Marking.

The Company was granted approval under HDE regulations for three indications. The first HDE approval was granted in September 1999 for nonsurgically closing Fenestrated Fontans. Following the FDA’s grant of a PMA relating to a competitive device, this HDE is no longer active. The second HDE approval, also in September 1999, was granted for closing VSD in patients with high surgical risk factors. The Company received a PMA for this indication in December 2001 and, accordingly, this HDE approval was no longer necessary and was withdrawn. The third HDE approval, granted in February 2000, provided for the use of CardioSEAL® in treating PFO patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO and who have failed conventional drug therapy, such as Coumadin®. HDE regulations for the remaining PFO indication allows for the treatment of up to 4,000 patients per year. A selling price of $5,500 for each device was approved.

In April 2002, the Company filed a PMA application with the FDA for its STARFlex® implant device for the closure of PFO in certain high risk patient populations, including the population currently served by the HDE PFO approval. At a September 2002 meeting of the Circulatory Systems Devices Panel of the FDA, the panel did not recommend approval of this PMA. After working closely with the FDA, and with experts from the neurology and interventional cardiology communities, the Company recently submitted to the FDA the clinical trial design for its PFO investigational device exemption (“IDE”). The trial, named Closure I, for which the Company received conditional approval from the FDA in March 2003, will be a prospective, multicenter, randomized, controlled clinical trial designed to determine whether the STARFlex® device will safely and effectively prevent a recurrent embolic stroke and/or transient ischemic attack (“TIA”) in patients with a PFO and to determine its superiority compared to best medical therapy. The trial is expected to enroll approximately 1,600 patients at 80-100 major hospitals and research centers in the United States. The Company does not intend to charge for the products deployed in the clinical trial. The clinical data from this trial will then be used for the submission of PMA applications to the FDA for CardioSEAL® and STARFlex®. Total costs for the clinical trial are estimated at approximately $17 million over a 3-year period.

Stents

Stents are used increasingly as adjuncts or alternatives to a variety of medical procedures because of their perceived benefit to overall patient outcome and may, over time, reduce total treatment costs. To date, most stents have been used for the treatment of atherosclerotic plaque in the coronary arteries. The Company developed and patented a nitinol stent (the Hex-cell stent), which relies on a novel hexagonal cell (hex-cell) design. The Company’s stents can be customized into a variety of sizes, shapes, flexibilities and radial force characteristics for use in treating specific indications.

In November 1994, the Company licensed to Boston Scientific Corporation (“BSC”), a worldwide leader in sales of minimally invasive medical devices, the exclusive worldwide rights to develop, manufacture, market and distribute the Company’s stent technology. Under the terms of this agreement, BSC has the sole right to use the patents and technical information owned by the Company related to stents. BSC commercially launched the Company’s stents for peripheral vascular use in Europe in January 1997 and in the United States in June 1997 for biliary use under the name Symphony. BSC is not prohibited from selling competing stents and has established a broad-based stent program, including rights to Medinol, Ltd.’s stent technology. Pursuant to the license agreement, the Company receives sales royalties and manufacturing cost reduction incentives.

BSC is responsible for applying for registrations and regulatory approvals that it deems necessary for the Company’s stents. The Company believes that each of the vascular indications for the stent (coronary arteries, carotid arteries, peripheral vascular, abdominal aortic and peripheral vascular stent grafts) will require separate PMA applications prior to commercialization in the United States.

Aneurysm Clips

The Company manufactures aneurysm clips used for the management of intracranial aneurysms. The aneurysm clip was developed in collaboration with Bio-tech Engineering, Inc. (“Bio-tech”) under an exclusive worldwide royalty-bearing license to the patents owned by Bio-tech. The clip is CE Marked, and the products are marketed worldwide through a distribution arrangement with Integra.

MARKETING AND SALES STRATEGY

The Company markets its CardioSEAL® and STARFlex® cardiac septal repair products through its direct sales force in the United States, Canada and key markets in Europe and through select distributors in a few other markets. During 2002, the Company increased the number of direct sales representatives worldwide from 9 to 17, including a doubling of its presence throughout Europe. Continued geographic expansion and coverage is being evaluated.

The Company uses a variety of marketing and education programs to create ongoing awareness and demand for its cardiac septal repair solutions. In addition to active participation in numerous cardiology related symposia and exhibitions in the United States and Europe, the Company works closely with its leading customers to promote multi-disciplinary dialogue and education, especially between the interventional cardiology and neurology communities. There are also plans to enhance referral processes, which are often the most challenging aspects of introducing a new technology and promoting a new concept.

The Company’s aneurysm clip products are marketed worldwide through a distribution arrangement with Integra.

CUSTOMERS

Sales of vena cava filter products to Bard, through its domestic division, Bard Radiology, and its subsidiary, Bard International, accounted for 21%, 36% and 47% of product sales for the years ended December 31, 2002, 2001 and 2000, respectively. Following the fulfillment of the Company’s obligations under its transitional manufacturing agreement with Bard as of June 30, 2002, Bard is no longer a significant customer. No other customer accounted for greater than 10% of product sales in each of the three years in the period ended December 31, 2002.

MANUFACTURING

The Company manufactures the CardioSEAL® and STARFlex® cardiac septal repair system and aneurysm clips at its headquarters facility in Boston, which includes a Class 10,000 clean room. The Company has received ISO 9001, ISO 13485 and EN 46001 certifications, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and has also received permission to affix the CE marking to its products.

COMPETITION

The following is a description of the companies that NMT believes to be its principal competitors.

Three companies, AGA Medical Corp. (“AGA”), W. L. Gore and Cardia, Inc. have developed devices that compete with CardioSEAL® and STARFlex®. All three companies sell their products in Europe and other international markets, and AGA also sells in the United States. The Company believes that these competitors are either conducting, or are planning to conduct, clinical trials in the United States.

Current competitors in the vascular stent market include Johnson & Johnson, Guidant and Medtronic. In addition, BSC is not restricted from selling stent products other than those manufactured under its license agreement with the Company.

In addition, the clip market is currently influenced by competing devices, principally intracranial coils, to treat aneurysms.

DISCONTINUED OPERATIONS

In April 2000, the Company sold the U.K. operations of its neurosciences business unit, including the Selector® Ultrasonic Aspirator and cryosurgery businesses, its leased facility in Andover, England, and the Ruggles™ Surgical Instruments business to companies controlled by Integra for $12 million in cash.

In July 2002, the Company sold the remainder of its neurosciences business unit, including implantable valves (shunts) and other accessories used in the management of cerebral spinal fluid (“CSF”), its owned manufacturing facility located in Biot, France and its leased North American distribution facility in Atlanta, Georgia to Integra for $5.4 million in cash. See Note 3 of Notes to Consolidated Financial Statements. The Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K reflect these businesses as discontinued operations for all periods presented.

SALE OF INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

In November 2000, the Company sold its ownership interest in Image Technologies Corporation (“ITC”), including shares of preferred stock of ITC, secured convertible notes and a warrant to purchase shares of ITC common stock, to Argo Capital Partners L.P. for $350,000 in cash and assumption of the Company’s position as guarantor of certain ITC liabilities. See Note 5 of Notes to Consolidated Financial Statements.

ITC was located in leased space immediately adjacent to the Company’s facilities until June 2000, at which time the Company assumed this lease.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company seeks to protect its technology through the use of patents and trade secrets. The Company is the owner or licensee of 17 issued United States patents, and corresponding foreign patents, relating to its cardiac septal repair devices, stents, distal (embolic) protection, anastomosis devices, nitinol radiopaque markers and other related inventions. In addition, the Company has 9 pending utility patent applications and 14 provisional patent applications in the areas of distal protection and intracardiac septal repair, including implants, delivery systems and accessory products. The existing patents expire at various dates ranging from 2011 to 2019. The expiration dates of the Company’s patents relating to its stents range from 2012 to 2017. The patents related to its anastomosis devices, which are minimally invasive means of attaching vascular grafts, expire from 2016 to 2017 and the patent for its radiopaque markers, which allow catheters to be more visible under xray, expires in 2014. In addition, the Company is the exclusive licensee under certain patents, expiring from 2014 to 2016, relating to the CardioSEAL® and STARFlex® Septal Occluders, delivery systems and methods for repairing cardiac and vascular defects. The Company also holds a license to certain technology used in nitinol septal repair devices.

The Company also relies on trade secrets and technical know-how in the development and manufacture of its devices, which it seeks to protect, in part, through confidentiality agreements with its employees, consultants and other parties. The Company has five trademarks, four of which are registered with the United States Patent and Trademark Office.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

Cardiac Septal Repair Devices

In connection with its cardiac septal repair devices, the Company has obtained an exclusive worldwide license from CMCC under United States patents entitled “Occluder and Method for Repair of Cardiac and Vascular Defects”, “Occluder for Repair of Cardiac and Vascular Defects” and “Self-Centering Umbrella-Type Septal Closure Device” and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement, as amended, provided for royalty payments of 7.5% of commercial net sales of the Company’s CardioSEAL® and STARFlex® Septal Occluders. In addition, for each $25 million of net sales there is an additional one-time royalty payment due of $250,000, and the royalty rate increases sequentially by 1%, to a maximum of 10.5%. Cumulative net commercial sales surpassed $25 million in the fourth quarter of 2001, and the first $250,000 balloon royalty payment was made in the first quarter of 2002, resulting in the current royalty rate of 8.5%. The second $25 million of net sales is expected to be achieved in the first quarter of 2003, which will result in an additional one-time royalty payment of $250,000 and an increase in the royalty rate to 9.5%. Royalties continue until either the end of the term of the patents (ranging from 2014 to 2016) or termination of the agreement. The Company also has a royalty-free, worldwide sublicense under the U.S. patents entitled “System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder” and their corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. The Company has also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled “Aperture Occlusion Device.” The license agreement with Dr. Marks provides for royalty payments, subject to certain annual minimums, based on net sales of nitinol septal repair devices that are covered by the patent, which expires in 2011. There have been no sales of nitinol septal repair devices to date.

Vena Cava Filters

In connection with the SNF, the Company entered into a Technology Purchase Agreement dated April 14, 1987 (the “Technology Purchase Agreement” or “TPA”) with Morris Simon, M.D., the Company’s former Chief Scientific Director and co-founder and a Director of the Company until his resignation on January 22, 2002. Pursuant to the TPA, Dr. Simon assigned all the technology relating to the SNF to the Company in exchange for certain royalty payments based on its net sales of the SNF, to continue perpetually unless the agreement is sooner terminated. Dr. Simon agreed not to compete with the Company in the vena cava filter market during the term of the agreement. In connection with the agreement, Beth Israel Deaconess Medical Center (“Beth Israel”) granted the Company an exclusive worldwide license under the United States patent entitled “Blood Clot Filter.”

On September 11, 2001, the Company filed against Dr. Morris Simon and Beth Israel a demand for arbitration seeking resolution of disputes over royalties payable on sales of certain existing and future products under the TPA. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement, which became effective on November 5, 2001, coincident with the sale of the vena cava filter product line to Bard. Pursuant to this release agreement, Beth Israel assigned all of its rights with respect to the TPA to the Company. See Item 3 (Legal Proceedings).

Under the terms of the Company’s sale of the vena cava filter product line to Bard, the Company continues to make royalty payments to Dr. Simon based upon Bard’s net sales of the SNF. The Company will also be required to make royalty payments to Dr. Simon in connection with future sales, if any, of Bard’s Recovery™ Filter product. Under a Royalty Agreement between the Company and Bard, the Company will receive royalty payments from Bard on its manufacture and sale of these vena cava filter products.

Stents

The Company pays a royalty equal to 2.5% of net royalties received from BSC to Mr. Stephen J. Kleshinski, a former employee of the Company and joint inventor of the Company’s stent technology.

GOVERNMENT REGULATION

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed devices) require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device, or if it is a Class III device for which the FDA has called for such applications.

If human clinical trials of a device are required, and if the device presents a “significant risk”, the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided that such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board (“IRB”) established pursuant to FDA regulations. If one or more IRBs determine that a clinical trial involves a “nonsignificant risk” device, the sponsor of the study is not required to obtain FDA approval of an IDE application before beginning the study. However, prior IRB approval of the study is required and the study must be conducted in compliance with the applicable FDA regulations, including, but not limited to, FDA regulations regarding the protection of human subjects.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification (“510(k) notification”) submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a legally marketed Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA’s Modernization Act of 1997 (the “Modernization Act”) was adopted with the intent of bringing better definition to the process for clearing 510(k) submissions. Although it is expected that the Modernization Act will result in shorter timeframes for clearance of 510(k) submissions, there can be no assurance that the FDA review process will not involve delays or that such clearances will be granted on a timely basis.

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

Certain Class III devices that were on the market before May 28, 1976 (“preamendments Class III devices”), and devices that are determined to be substantially equivalent to them, can be brought to market through the 510(k) process until the FDA, by regulation, calls for PMA applications for the devices. Generally, the FDA will not grant 510(k) clearance for such devices unless the facilities at which they are manufactured successfully undergo an FDA pre-approval Good Manufacturing Practice (“GMP”) inspection. In addition, the FDC Act requires the FDA either to down-classify preamendments Class III devices to Class I or Class II, or to publish a classification regulation retaining the devices in Class III. Manufacturers of preamendments Class III devices that the FDA retains in Class III must have PMA applications accepted by the FDA for filing within 90 days after the publication of a final regulation in which the FDA calls for PMAs. If the FDA calls for a PMA for a preamendments Class III device, a PMA must be submitted for the device even if the device has already received 510(k) pre-market clearance; however, if the FDA down-classifies a preamendments Class III device to Class I or Class II, a PMA application is not required. The FDA’s reclassification determinations are to be based on safety and effectiveness information that manufacturers of certain preamendments Class III devices are required to submit to the FDA as set forth in two FDA orders published in August 1995.

With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer’s research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under HDE regulations, medical devices that provide safe treatment and a reasonable assurance of effectiveness may be made available to small numbers of patients (less than 4,000 patients in the U.S. per year) on more limited clinical experience than that required for a PMA. In addition, under HDE regulations, only one product can be approved for each indication.

The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA’s regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries has undergone major changes as a result of the creation of medical device directives by the European Union. In particular, the European Union has promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. The letters “CE”, an abbreviation of a French phrase “Conformite Europeene”, indicates that the manufacturer has conformed with all of the obligations required by the legislation. Substantially all of the Company’s products have received approval for CE Marking.

THIRD PARTY REIMBURSEMENT

Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as the products manufactured or licensed by the Company, generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with the Company’s devices. Major third party payors reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company’s, at a prospectively fixed rate based on the diagnosis-related group (“DRG”) that covers such treatment as established by the Federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, certain third party payors may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company’s devices, resulting in under-reimbursement. If, for any reason, the Company’s products were not to be reimbursed by third party payors, the Company’s ability to sell its products may be materially adversely affected.

Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The Company believes that domestic health care providers currently are reimbursed for the cost of purchasing the Company’s CardioSEAL® and STARFlex® Septal Occluders used in HDE and PMA procedures. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, the Company’s ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. The Company’s independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

The CardioSEAL® and STARFlex® products were awarded a medicare billing pass-through code in September 2000 and have a favorable medical policy position from the national Blue Cross Blue Shield Association. A specific American Medical Association procedure code (CPT) for catheter closure of atrial and ventricle level shunts has been issued and became effective March 1, 2003. The assigned CPT codes cover procedures using the Company’s CardioSEAL® and STARFlex® cardiac septal repair implants for VSD’s and PFO’s.

PRODUCT LIABILITY AND INSURANCE

The Company’s business involves the risk of product liability claims. The Company maintains product liability insurance with coverage limits of $2 million per occurrence on a claims made basis, with a maximum $2 million aggregate per policy year, and an umbrella policy of $8 million.

EMPLOYEES

As of December 31, 2002, the Company had 99 full-time employees. The Company believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

The Company currently leases an approximately 35,000 square foot manufacturing, laboratory and administrative facility in Boston, Massachusetts.

The Company’s principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210, and its telephone number is (617) 737-0930.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office, which is still ongoing.

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assesment was made, (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company is appealing the Reassessment. In connection with the Company’s sale of the neurosciences business unit in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta. See Note 3 of Notes to Consolidated Financial Statements.

On September 11, 2001, the Company filed against Dr. Morris Simon and Beth Israel a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987 (“TPA”), between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement that became effective on November 5, 2001, pursuant to which the Company paid Beth Israel $2.25 million and issued 40,000 shares of its common stock. Dr. Simon resigned as a Director of the Company on January 22, 2002. Following a hearing on the merits of the disputes between the Company and Dr. Simon, the arbitrator issued an award ruling that (i) the Company does not owe Dr. Simon past royalties with respect to the Company’s sales of its former SNF product; (ii) the Company is not in breach of the TPA; and (iii) the Company will be required to make royalty payments to Dr. Simon in accordance with the terms of the TPA in connection with future sales, if any, of its former Recovery™ Filter product by Bard. On November 10, 2002, after a hearing on whether either party was entitled to reimbursement of all or a portion of its legal fees from the other, the arbitrator awarded Dr. Simon $400,000, which represented a portion of his legal fees. On or about January 2, 2003, the Company paid $400,000 to Dr. Simon in accordance with the November 10, 2002 award. On February 14, 2003, the Company and Beth Israel entered into a Settlement Agreement in which Beth Israel agreed to reimburse the $400,000 in full settlement of an indemnification agreement entered into between the Company and Beth Israel on November 5, 2001. The reimbursement consists of cash and the return of the 40,000 shares of common stock of the Company that Beth Israel had originally received in the settlement.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The

American Arbitration Association (“AAA”) has selected and confirmed an arbitrator. On January 29, 2003, the parties participated in a preliminary hearing and the arbitrator issued a Scheduling Order. Under the Scheduling Order, in February and March 2003, the parties will proceed with discovery. Hearings on the matter are currently scheduled to begin on July 28, 2003. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 10, 2003 are as follows:

NAME	AGE	POSITION
John E. Ahern	58	President, Chief Executive Officer and Chairman of the Board of Directors
Richard E. Davis	44	Vice President and Chief Financial Officer

JOHN E. AHERN has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at Bard, a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard’s cardiovascular divisions. Mr. Ahern’s more than 35 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson, a major medical technology company. Mr. Ahern is also a member of the Board of Directors of Seacoast Technologies, Inc. and EndoBionics, Inc., two privately-held companies in the medical device industry.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Prices and Recent Sales of Unregistered Securities

The Company’s Common Stock is quoted on the NASDAQ National Market System under the symbol NMTI. There were approximately 90 stockholders of record of the Company’s Common Stock on March 10, 2003, representing approximately 1,900 shareholder accounts. The following table lists, for the periods indicated, the high and low closing prices for the Company’s Common Stock.

Period	High	Low
2001
First quarter	$2.375	$0.938
Second quarter	3.050	1.750
Third quarter	4.130	2.020
Fourth quarter	9.580	3.500

2002
First quarter	$8.750	$6.120
Second quarter	8.100	5.300
Third quarter	6.600	2.750
Fourth quarter	3.910	2.000

Dividend Policy

The Company did not declare or pay any cash dividends on shares of its Common Stock during the years ended December 31, 2002 and 2001 and does not anticipate declaring or paying cash dividends in the foreseeable future. The Company expects that any earnings that it may realize will be retained for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2002, 2001 and 2000 are derived from the Company’s Consolidated Financial Statements, which have been audited by Ernst & Young LLP, the Company’s independent public accountants. The consolidated financial data for the years ended December 31, 1999 and 1998 were derived from consolidated financial statements previously audited by Arthur Andersen LLP before being restated for discontinued operations. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For The Years Ended December 31,
	2002	2001	2000	1999	1998
	In thousands, except per share data
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$24,546	$22,501	$17,785	$13,280	$11,959
License fees and royalties	413	546	811	1,778	2,031

Total revenues	24,959	23,047	18,596	15,058	13,990

Costs and Expenses:
Cost of product sales	6,606	7,436	6,308	5,887	4,443
Research and development	5,544	3,801	4,548	4,014	3,429
General and administrative	5,496	6,080	5,222	3,929	2,749
Selling and marketing	5,446	3,619	2,945	1,919	1,799
Write-down of note receivable from Image Technologies Corporation	—	—	—	1,364	—

Total costs and expenses	23,092	20,936	19,023	17,113	12,420

Gain on sale of product line	7,000	20,257	—	—	—

Income (loss) from operations	8,867	22,368	(427)	(2,055)	1,570
Other Income (Expense):
Currency transaction gain (loss)	81	(36)	124	(237)	(88)
Interest expense	(10)	(698)	(1,169)	(2,426)	(1,324)
Interest income	691	176	199	480	1,168
Loss on early extinguishment of debt	—	(402)	—	(2,598)	—
Equity in net loss of Image Technologies Corporation	—	—	—	(489)	(437)
Gain on sale of investment in Image Technologies Corporation	—	—	440	—	—

Total other income (expense)	762	(960)	(406)	(5,270)	(681)

Income (loss) before provision for income taxes	9,629	21,408	(833)	(7,325)	889
Provision for income taxes	3,424	2,630	—	75	213

Net income (loss) from continuing operations	6,205	18,778	(833)	(7,400)	676

Discontinued operations:
(Loss) income from discontinued operations	(40)	417	(9,107)	(8,121)	(4,355)
Gain (loss) on sale of discontinued operations	4,914	—	345	(3,532)	—

Net gain (loss) from discontinued operations	4,874	417	(8,762)	(11,653)	(4,355)

Net income (loss)	$11,079	$19,195	$(9,595)	$(19,053)	$(3,679)

Basic net income (loss) per share:
Continuing operations	$0.54	$1.71	$(0.08)	$(0.69)	$0.07
Discontinued operations	0.42	0.04	(0.80)	(1.08)	(0.43)

Net income (loss)	$0.96	$1.74	$(0.88)	$(1.77)	$(0.36)

Diluted net income (loss) per share:
Continuing operations	$0.51	$1.61	$(0.08)	$(0.69)	$0.07
Discontinued operations	0.40	0.04	(0.80)	(1.08)	(0.43)

Net income (loss)	$0.91	$1.65	$(0.88)	$(1.77)	$(0.36)

Weighted average common shares outstanding:
Basic	11,542	11,013	10,909	10,751	10,193

Diluted	12,119	11,657	10,909	10,751	10,193

	At December 31,
	2002	2001	2000	1999	1998
	In thousands of dollars
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$36,244	$7,837	$4,415	$407	$6,403
Working capital	37,807	20,520	3,074	(4,456)	10,343
Total assets	45,093	38,434	19,091	44,547	66,370
Long-term obligations	—	32	4,248	5,934	18,085
Stockholders’ equity	38,956	24,402	4,326	14,161	34,169

Amounts identified as working capital in the above table represent continuing operations only and exclude discontinued operations asset and liabilities at each balance sheet date.

The following table presents our unaudited statement of operations data for each quarter in the two years ended December 31, 2002. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited financial statements appearing elsewhere in this document. Management believes that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For The Three Months Ended
	DEC.31 2002	SEP.30 2002	JUN.30 2002	MAR.31 2002	DEC.31 2001	SEP.30 2001	JUN.30 2001	MAR.31 2001
	In thousands, except per share data (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$5,515	$5,008	$7,231	$6,792	$5,020	$6,080	$5,698	$5,703
License fees and royalties	90	118	135	70	9	136	197	204

Total revenues	5,605	5,126	7,366	6,862	5,029	6,216	5,895	5,907

Costs and Expenses:
Cost of product sales	1,342	1,418	2,052	1,794	1,430	1,971	1,993	2,043
Research and development	1,301	1,488	1,534	1,221	885	950	996	970
General and administrative	1,315	887	1,639	1,655	1,116	1,610	1,654	1,699
Selling and marketing	1,583	1,439	1,200	1,224	899	1,014	879	827

Total costs and expenses	5,541	5,232	6,425	5,894	4,330	5,545	5,522	5,539

Gain on sale of product line	3,000	4,000	—	—	20,257	—	—	—

Income from operations	3,064	3,894	941	968	20,956	671	373	368
Other Income (Expense):
Currency transaction gain (loss)	27	7	60	(13)	(20)	3	(18)	(1)
Interest expense	(3)	(1)	(3)	(3)	(62)	(164)	(259)	(213)
Interest income	221	206	174	90	30	38	46	62
Loss on early extinguishment of debt	—	—	—	—	(402)	—	—	—

Total other income (expense)	245	212	231	74	(454)	(123)	(231)	(152)

Income before provision for income taxes	3,309	4,106	1,172	1,042	20,502	548	142	216
Provision for income taxes	1,146	1,572	466	240	2,630	—	—	—

Net income from continuing operations	2,163	2,534	706	802	17,872	548	142	216

Discontinued operations:
Income (loss) from discontinued operations	—	145	(131)	(54)	120	42	225	30
Gain on sale of discontinued operations	874	4,040	—	—	—	—	—	—

Net gain (loss) from discontinued operations	874	4,185	(131)	(54)	120	42	225	30

Net income	$3,037	$6,719	$575	$748	$17,992	$590	$367	$246

Basic net income (loss) per share:
Continuing operations	$0.18	$0.22	$0.06	$0.07	$1.61	$0.05	$0.01	$0.02
Discontinued operations	0.07	0.36	(0.01)	—	0.01	—	0.02	—

Net income	$0.26	$0.58	$0.05	$0.07	$1.62	$0.05	$0.03	$0.02

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.21	$0.06	$0.07	$1.47	$0.05	$0.01	$0.02
Discontinued operations	0.07	0.34	(0.01)	—	0.01	—	0.02	—

Net income	$0.25	$0.55	$0.05	$0.06	$1.48	$0.05	$0.03	$0.02

Weighted average common shares outstanding:
Basic	11,696	11,620	11,545	11,302	11,109	11,006	10,982	10,954

Diluted	12,024	12,221	12,307	12,235	12,141	11,544	11,288	11,001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Certain Factors That May Affect Future Results”.

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

The Company’s initial product, a vena cava filter system, received FDA clearance in 1990. Beginning in May 1992, the SNF filter products were distributed in the United States and certain other countries by Bard Radiology and from November 1995 in other markets outside the United States by Bard International. On November 5, 2001, the Company sold the vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and the right to receive up to an additional $7 million tied to certain performance and delivery milestones. The Company continued to manufacture the products for Bard through June 2002 and, upon final transfer of manufacturing to Bard, received a $4 million payment on September 30, 2002. In January 2003, the Company received the final $3 million milestone payment as a result of Bard’s receipt of FDA approval for the commercial sale and use of its Recovery™ filter product as of December 31, 2002. Commencing in 2003, the Company will receive royalty payments from Bard on its manufacture and sale of vena cava filter products. Additionally, the Company will continue to pay certain royalties to the original inventor.

In November 1994, the Company entered into an agreement with BSC pursuant to which BSC obtained exclusive worldwide rights to develop, manufacture, market and distribute the Company’s stent technology and products which incorporate such technology. Under this license agreement, the Company earns royalties, based upon product sales, and certain manufacturing cost reduction incentives from BSC, which are included in the Company’s revenues.

In February 1996, the Company acquired the rights to develop and commercialize its cardiac septal repair devices. The Company sells its CardioSEAL® and STARFlex® products in the United States, Europe and other select international markets. In the United States, the Company was granted approval under HDE regulations for three indications, one of which is inactive and another of which was superceded by a PMA granted to the Company in December 2001. The remaining HDE approval covers the treatment of PFO patients, for which the Company has announced its intent to launch a major clinical trial (Closure I) to support a future PMA application. The Company received conditional approval from the FDA for this clinical trial in March 2003. The Company was awarded CE Marks for its STARFlex® systems in 1998 and 2001. The Company manufactures the CardioSEAL® and STARFlex® products at its facility in Boston.

In July 1998, the Company acquired the neurosurgical instruments business of Elekta for approximately $33 million in cash and operated the business as the Company’s neurosciences business unit. In April 2000, the Company sold the U.K. operations of its neurosciences business unit to companies controlled by Integra for $12.0 million in cash, the proceeds of which were used for debt reduction and general working capital requirements. On July 31, 2002, the Company sold the remaining operations of its neurosciences business unit to a wholly-owned subsidiary of Integra for $5.4 million in cash, the proceeds of which have been used for general working capital requirements. In accordance with Accounting Principles Board Opinion No. 30 (“APB 30”) and SFAS No. 144, the accompanying consolidated financial statements have been restated to reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented. As a result of the sale of the neurosciences business unit, the Company’s ongoing business operates in one business segment.

The Company incurred significant operating losses in each of the years ended December 31, 2000 and 1999. In addition, in

December 2000, the Company amended its subordinated note agreement to modify certain debt covenants, for which it had been in default, and agreed to repay $800,000 of the note in April 2001. As a result, the primary focus of the Company’s new senior management team in 2001 was cost containment and stabilization of its cardiovascular and former neurosciences business units.

The cost containment efforts resulted in reduced levels of research and development for the year ended December 31, 2001 as compared to 2000. The proceeds from the Company’s sale of its vena cava filter product to Bard in November 2001 and the sale of the remainder of its neurosciences business unit in July 2002 have strengthened the Company’s financial position at December 31, 2001 and 2002. The increased balances of cash, cash equivalents and marketable securities provide the Company with greater flexibility to further invest in research and development, regulatory affairs and sales and marketing infrastructure and programs, as required, to maintain and grow its leadership position in the treatment of cardiac sources of stroke.

The Company may periodically report non-GAAP (pro-forma) results of operations as a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) when the Company believes that such information would provide a more meaningful measure of the actual and comparative results of the Company’s operating performance.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. However, certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, NMT’s management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include:

Revenue Recognition

NMT recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletins 101A and 101B. The Company records product revenue when the following four basic criteria are satisfied:

1.	Persuasive evidence of an arrangement between NMT and a third party exists;

2.	Title to the product has transferred to the customer and NMT has no significant post-delivery obligations;

3.	The sales price for the product is fixed or determinable; and

4.	Collection of the sales price is probable.

Our management uses its judgment concerning the satisfaction of these criteria, particularly No. 4 relating to the collectability of the receivables relating to such sales. In addition, products sold to the Company’s distributors are not subject to a right of return for unsold product. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. NMT recognizes license fees and royalties as they are earned in accordance with relevant contractual provisions. Note 4 of Notes to Consolidated Financial Statements provides additional information relating to our accounting for vena cava filter product revenues under our transitional manufacturing agreement with Bard.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current creditworthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions that we established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

As a manufacturer of leading edge medical devices, the Company may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers.

The Company’s policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. The

Company regularly evaluates the ability to realize the value of our inventory based on a combination of factors, including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess or obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, the Company would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have significant impact on the value of the Company’s inventory and the Company’s reported operating results. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or installment sales, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not probable, we must establish a valuation allowance. To the extent that we establish a valuation allowance, or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of approximately $836,000 as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or if we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The net deferred tax asset at December 31, 2002 was zero, net of the $836,000 valuation allowance.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 15 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Revenues. Revenues for the year ended December 31, 2002 increased 8.3% to $25.0 million from $23.0 million for the year ended December 31, 2001. Product sales increased 9.1% to approximately $24.5 million compared to $22.5 million. A $5.0 million increase in CardioSEAL® and STARFlex® Septal Occluder product sales was partially offset by a $3.0 million decrease in vena cava filter product sales. The Company believes that the increase in CardioSEAL® and STARFlex® sales resulted from (i) the growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy; (ii) the granting of a PMA by the FDA in December 2001 for the VSD indication; and (iii) an increase in its direct sales headcount during fiscal 2002 from 9 to 17. CardioSEAL® and STARFlex® product sales accounted for 78.7% and 63.6% of total product sales for the years ended December 31, 2002 and 2001, respectively. The decrease in vena cava filter product sales is primarily attributable to completion of the Company’s transitional manufacturing agreement with Bard as of June 30, 2002 in connection with its November 2001 sale of the vena cava filter product line to Bard. The Company anticipates an approximate 20-22% growth of CardioSEAL® and STARFlex® product sales in 2003 compared to 2002, which will be offset by elimination of all vena cava filter product sales in 2003. Vena cava filter sales were approximately $5.2 million in 2002.

License fees and royalties for the year ended December 31, 2002 decreased 24.4% to $413,000 from $546,000 for the year ended December 31, 2001. These revenues related to the exclusive license of the Company’s stent technology by BSC and included $355,000 and $421,000 of royalties and $58,000 and $125,000 of cost-sharing payments for the years ended December 31, 2002 and 2001, respectively. The $66,000 decrease in royalty payments is attributable to reduced BSC sales of the stent products manufactured using the Company’s technology. The Company anticipates a continuing decrease in the BSC license fees. The Company expects to earn additional royalty income in 2003 as a result of the commencement of its royalty agreement with Bard (see Note 4 of Notes to Consolidated Financial Statements).

Cost of Product Sales. Cost of product sales decreased 11.2% or $831,000 to approximately $6.6 million for the year ended December 31, 2002 from approximately $7.4 million for the year ended December 31, 2001. Cost of product sales, as a percentage of product sales, decreased to 26.9% for the year ended December 31, 2002 as compared to 33.1% for the year ended December 31, 2001. The decrease in cost of product sales as a percentage of product sales in 2002 is primarily attributable to the completion of the transitional manufacturing agreement with Bard as of June 2002, accentuating the historical shift of the product sales mix in favor of the Company’s CardioSEAL® and STARFlex® Septal Occluders, which have a lower product cost as a percentage of sales than the vena cava filter products. Included in cost of product sales are royalty expenses of approximately $1.9 million and $1.5 million for the years ended December 31, 2002 and 2001, respectively, related to acquired technologies and technology rights associated with some of the Company’s products. The Company expects cost of sales as a percentage of product sales to decrease slightly to approximately 26% as a result of the elimination of any vena cava filter sales, partially offset by a 1% step increase in royalty rates related to its CardioSEAL® and STARFlex® sales expected to commence by the end of the first quarter of fiscal 2003.

Research and Development. Research and development expense increased 45.9%, or $1.7 million, to approximately $5.5 million for the year ended December 31, 2002 from approximately $3.8 million for the year ended December 31, 2001. The increase is primarily attributable to a combination of increased headcount and related personnel costs, contract product development for ongoing research and development programs related to CardioSEAL® and STARFlex® enhancements and accessories, next generation PFO closure platforms and research into the use of novel materials, and related patent legal costs. The Company filed more than 20 patent applications and disclosures during 2002, with a large number in the fourth quarter. The Company has announced its intention to commence a PFO IDE clinical trial (Closure I) beginning in 2003, which will result in a significant increase in research and development costs. Total costs of the clinical trial, for which the Company received conditional approval from the FDA in March 2003, are estimated to be $17 million over the next three years, with fiscal 2003 spending, estimated at between $5-10 million, dependent upon the commencement date and the rate of patient enrollment. Research and development expense as a percentage of total revenues increased from 16.5% in 2001 to 22.2% in 2002, due to the restoration of deferred development programs, and is expected to approximate 50% in 2003 as a result of the launch of the PFO IDE clinical trial.

General and Administrative. General and administrative expense decreased 9.6%, or $584,000, to $5.5 million for the year ended December 31, 2002 from $6.1 million for the year ended December 31, 2001. The decrease is primarily attributable to decreased legal fees associated with ongoing litigation and general corporate matters and reduced stock-based compensation charges associated with the Company’s 2001 stock option repricing, partially offset by one-time costs of a required re-audit of the Company’s fiscal year 2000 and 2001 financial statements. The Company’s 2002 sale of its neurosciences business unit, as a discontinued operation, required restatement of our consolidated financial statements and a re-issuance of our prior auditor’s report. Because our prior auditor, Arthur Andersen LLP, ceased operations, our new auditors had to re-audit those years. General and administrative expense as a percentage of total revenues decreased from approximately 26.4% in 2001 to approximately 22.0% in 2002.

Selling and Marketing. Selling and marketing expenses increased 50.5%, or $1.8 million, to approximately $5.4 million for the year ended December 31, 2002 from approximately $3.6 million for the year ended December 31, 2001. This increase is primarily attributable to an increase in worldwide headcount from 9 to 17, higher sales commissions, travel and marketing program costs and European marketing consulting services. Selling and marketing expense as a percentage of total revenues increased to approximately 21.8% in 2002 from approximately 15.7% in 2001. The Company expects increased selling and marketing costs in fiscal year 2003, primarily related to the full year impact of the year 2002 new hires.

Gain on Sale of Product Line. For the years ended December 31, 2002 and 2001, the Company recorded a gain on sale of product line of $7.0 million and $20.3 million, respectively. These gains resulted from the sale of assets comprising its vena cava filter product line to Bard on November 5, 2001. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and the right to receive up to an additional $7 million tied to certain performance and delivery milestones. The 2001 gain of $20.3 million consisted of proceeds of $27 million less costs of approximately $6.7 million, which consisted of the purchase of royalty and other technology rights from Beth Israel, deferred revenue estimates related to the transitional manufacturing agreement, accruals for ongoing arbitration proceedings, the net book value of assets sold and legal and other costs of the sale. The 2002 gain of $7.0 million consisted of (i) $4.0 million resulting from the transfer of manufacturing responsibilities to Bard as of September 30, 2002, which occurred following the completion of the transitional manufacturing agreement under which the Company continued to manufacture vena cava filter products for Bard through June 2002; and (ii) $3.0 million upon the receipt by Bard of FDA regulatory approval for the commercial sale and use of its Recovery™ vena cava filter. See Note 4 of Notes to Consolidated Financial Statements.

Currency Transaction Gain (Loss). The Company incurred currency transaction gains of approximately $81,000 for the year ended December 31, 2002 compared to currency transaction losses of approximately $36,000 for the year ended December 31, 2001. The net change of approximately $117,000 is primarily attributable to the strengthening of the Euro against the U.S. dollar. Approximately 10% of the Company’s sales, including its vena cava filter sales, for each of the years ended December 31, 2002 and 2001 were denominated in foreign currencies, primarily the Euro. The Company anticipates that this percentage will increase to approximately 20% in 2003.

Interest Expense. Interest expense for the year ended December 31, 2002 decreased 98.6% to approximately $10,000 from approximately $699,000 for the year ended December 31, 2001. The decrease is attributable to the significant reduction in debt outstanding during 2002 as compared to 2001. Interest expense for the year ended December 31, 2002 is attributable to outstanding capital lease obligations, which will be paid in full during 2003.

Interest Income. Interest income for the year ended December 31, 2002 increased by approximately 293% to $691,000 compared to $176,000 for the year ended December 31, 2001. This is primarily attributable to increases in interest bearing deposits resulting from the $27 million of net proceeds from the sale of the vena cava filter product line in November 2001, the $4 million contingent consideration received in September 2002 from that transaction and the $5.4 million proceeds from the sale of the remainder of the Company’s neurosciences business unit on July 31, 2002, partially offset by a significant reduction in interest rates from 2001 to 2002. At December 31, 2002, approximately $16 million of interest bearing funds have been invested in U.S. Government agency debt securities, with maturities ranging from 7 – 19 months and with a weighted average interest rate of approximately 3.94%. An additional $17.6 million of interest bearing funds are invested in an institutional money market fund, earning approximately 1.28% per annum based upon the daily rate at December 31, 2002. Average interest bearing deposits during 2003 are expected to increase as a result of the net proceeds from the July 2002 sales of the neurosciences business unit and the two milestone payments received from Bard in September 2002 and January 2003, partially offset by the planned funding of the PFO clinical trial. We expect interest income to increase by approximately 10-15% compared to fiscal 2002, assuming interest rates remain the same.

Loss on Early Extinguishment of Debt. The loss on early extinguishment of debt of approximately $402,000 for the year ended December 31, 2001 consisted of the write-off of remaining balances of original issue discount and deferred loan costs in connection with the repayment in full of the Company’s subordinated note in November 2001.

Income Tax Provision. The Company’s income tax provision in 2002 of approximately $3.4 million or 35.6% of income before income taxes from continuing operations, compares to an income tax provision of approximately $2.6 million, or 12.3% of income before income taxes from continuing operations in 2001. The income tax provision as a percentage of income before income taxes from continuing operations in 2001 was less than what would be expected using the statutory federal tax rate of 34% primarily due to the utilization of net operating loss carryforwards. Although the Company’s net operating loss carryforwards are projected to have been substantially eliminated as of December 31, 2002, the Company expects to have an operating loss for 2003 as a result of its planned PFO IDE clinical trial investments, which should result in a minimal provision for income taxes.

Income (Loss) from Discontinued Operations. In accordance with SFAS No. 144, the accompanying consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit, which was sold on July 31, 2002, as discontinued operations for all periods presented. Loss from discontinued operations of approximately $40,000 for the year ended December 31, 2002 compared to income from discontinued operations of approximately $417,000 for the year ended December 31, 2001. The 2002 decrease was primarily attributable to a charge of approximately $373,000, recorded in the first quarter of 2002, for a settlement of litigation with Elekta, from whom the Company purchased the original neurosciences business unit in July 1998 (See Note 3 of Notes to Consolidated Financial Statements).

Gain on Sale of Discontinued Operations. For the year ended December 31, 2002, gain on sale of discontinued operations was approximately $4.9 million, consisting of a $248,000 pre-tax loss on the sale of the Company’s neurosciences business unit in July 2002 and a tax benefit of approximately $5.2 million attributable to the utilization of prior years’ losses, for which tax benefit had not been previously provided for in the Company’s financial statements. These unbenefited losses were largely attributable to approximately $14 million of asset impairment charges in fiscal 2000 and 1999. There was no gain on sale of discontinued operations for the year ended December 31, 2001. (See Note 3 of Notes to Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Revenues. Revenues for the year ended December 31, 2001 increased 23.9% to $23.0 million from $18.6 million for the year ended December 31, 2000. Product sales increased 26.5% to $22.5 million compared to $17.8 million. A $4.8 million increase in CardioSEAL® and STARFlex® Septal Occluder product sales was partially offset by a $100,000 decrease in vena cava filter product sales.

License fees and royalties for the year ended December 31, 2001 decreased 32.6% to $546,000 from $811,000 for the year ended December 31, 2000. These revenues relate to the exclusive license of the Company’s stent technology by BSC and included $421,000 and $671,000 of royalties and $125,000 and $140,000 of cost-sharing payments for the years ended December 31, 2001 and 2000, respectively. The $250,000 decrease in royalty payments was attributable to reduced BSC sales of the stent products manufactured using the Company’s technology.

Cost of Product Sales. Cost of product sales increased 17.9%, or $1.1 million, to approximately $7.4 million for the year ended December 31, 2001 from approximately $6.3 million for the year ended December 31, 2000. Cost of product sales, as a percentage of product sales, decreased to 33.1% for the year ended December 31, 2001 as compared to 35.5% for the year ended December 31, 2000. The decrease in cost of product sales as a percentage of product sales in 2001 was primarily attributable to a continued shifting of the product sales mix in favor of the Company’s CardioSEAL® and STARFlex® Septal Occluders, which have a lower product cost as a percentage of sales than the Company’s other product lines. Included in cost of product sales are royalty expenses of approximately $1.5 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively, related to acquired technologies and technology rights associated with some of the Company’s products.

Research and Development. Research and development expense decreased 16.4%, or $747,000, to approximately $3.8 million for the year ended December 31, 2001 from approximately $4.5 million for the year ended December 31, 2000. The decrease was primarily attributable to reduced headcount and outside consulting services and lower contract management, clinical monitoring, data management and biostatisical analysis in support of the FDA approval process for various medical use applications of the CardioSEAL® and STARFlex® products.

General and Administrative. General and administrative expense increased 16.4%, or $857,000, to $6.1 million for the year ended December 31, 2001 from $5.2 million for the year ended December 31, 2000. The increase was primarily attributable to increased legal fees associated with ongoing litigation and general corporate matters, partially offset by reduced headcount.

Selling and Marketing. Selling and marketing expenses increased 22.9%, or $673,000, to approximately $3.6 million for the year ended December 31, 2001 from approximately $2.9 million for the year ended December 31, 2000. This increase was primarily attributable to increased sales commissions and marketing program costs in support of worldwide growth opportunities for the CardioSEAL® and STARFlex® product line.

Gain on Sale of Product Line. For the year ended December 31, 2001, the Company recorded a gain on sale of product line of approximately $20.3 million resulting from the sale of the assets comprising its vena cava filter product line to Bard on November 5, 2001. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and was entitled to receive up to an additional $7 million tied to certain performance and delivery milestones. The gain consisted of proceeds of $27 million less costs of approximately $6.7 million, which consisted of the purchase of royalty and other technology rights from Beth Israel, deferred revenue estimates related to the transitional manufacturing agreement, accruals for ongoing arbitration proceedings, the net book value of assets sold and legal and other costs of the sale.

Currency Transaction Gain (Loss). The Company incurred currency transaction losses of approximately $36,000 for the year ended December 31, 2001 compared to currency transaction gains of approximately $124,000 for the year ended December 31, 2000. The net change of approximately $160,000 was primarily attributable to a $255,000 currency gain in the year ended December 31, 2000 related to the repayment of the Euro denominated portion of the Company’s senior debt.

Interest Expense. Interest expense decreased 40.2%, or $470,000, to approximately $699,000 for the year ended December 31, 2001 from approximately $1.2 million for the year ended December 31, 2000. The decrease was attributable to (i) the repayments of $7.3 million and $500,000 of the senior secured debt and the subordinated note, respectively, on April 5, 2000 in connection with the sale of the U.K operations of the Company’s neurosciences business unit; (ii) the repayments of the subordinated note by $200,000 and $800,000 in January 2001 and April 2001, respectively; and (iii) the payment in full of the remaining balance of the subordinated note of $4.5 million in November 2001 in connection with the sale of the vena cava filter product line to Bard.

Interest Income. Interest income decreased 11.7%, or approximately $23,000, to $176,000 for the year ended December 31, 2001 from $199,000 for the year ended December 31, 2000. This was primarily attributable to increases in interest bearing deposits resulting from the proceeds, net of debt repayments, from the sale of the U.K. operations of the neurosciences business unit in April 2000 and the initial proceeds, net of debt repayment and repurchase of technology rights, from the sale of the vena cava filter product line in November 2001, offset by a significant reduction in interest rates from 2000 to 2001.

Loss on Early Extinguishment of Debt. The loss on early extinguishment of debt of approximately $402,000 consisted of the write-off of the remaining balances of original issue discount and deferred loan costs in connection with the repayment in full of the Company’s subordinated note in November 2001.

Gain on Sale of Investment in Image Technologies Corporation. During the year ended December 31, 2000, the Company sold its investment in Image Technologies Corporation for $350,000 cash proceeds plus assumption of the Company’s position as guarantor of certain ITC liabilities.

Income Tax Provision. The Company’s income tax provision in 2001 of $2,630,000, or approximately 12.3% of income before income taxes, was less than what would be expected using the statutory federal tax rate of 34%, primarily due to the utilization of net operating loss carryforwards. There was no income tax provision in 2000 due to losses incurred.

Income (Loss) From Discontinued Operations. In accordance with SFAS No. 144, the accompanying consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit, which was sold on July 31, 2002, as discontinued operations for all periods presented. Income from discontinued operations of approximately $417,000 for the year ended December 31, 2001 compared to a loss from discontinued operations of approximately $9.1 million for the year ended December 31, 2000. The neurosciences business unit had incurred substantial operating losses for the years ended December 31, 2000 and 1999, which caused management and the Board of Directors of the Company to periodically consider various strategic alternatives for that unit. In the second quarter of 2000, based upon these historical operating losses, an undiscounted cash flow analysis and other considerations, the Company recorded a $7.1 million impairment charge to reduce the carrying value of the long-lived assets of the neurosciences business unit to their estimated fair value. The long-lived assets consisted primarily of a building and other fixed assets located in the Company’s former Biot, France facility. The year 2000 impairment charge followed a $6.8 million impairment charge for the year ended December 31, 1999 for goodwill recorded upon the acquisition of the neurosciences business unit in July 1998. The 2000 loss from discontinued operations was primarily attributable to this $7.1 million asset impairment charge and a charge of $673,000 associated with the settlement, consummated in February 2001, of litigation between Sodem Diffusion SA (“Sodem”) and NMT Neurosciences Implants (France) SA (“NMT France”), a former wholly owned subsidiary of the Company (see Note 3 of Notes to Consolidated Financial Statements).

Gain on Sale of Discontinued Operations. There was no sale of discontinued operations during 2001. For the year ended December 31, 2000, net gain from discontinued operations of $345,000 consisted of a revision of estimates made concerning the costs associated with the sale of the U.K. operations in April 2000 (see Note 3 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of approximately $36.2 million at December 31, 2002, an increase of approximately $28.4 million from approximately $7.8 million at December 31, 2001. Approximately $27.9 million of this increase was attributable to (i) $18.5 million received from Bard on January 4, 2002 in connection with the sale of the vena cava filter product line; (ii) an additional $4.0 contingent payment received from Bard on September 30, 2002 in connection with the transfer of manufacturing responsibilities to Bard under that agreement; and (iii) $5.4 million received on July 31, 2002 in connection with the Company’s sale of the remainder of its neurosciences business unit to Integra. In addition, in January 2003, the Company received the final $3 million milestone payment from Bard upon its receipt of FDA approval for the sale and use of its Recovery™ filter product. For the year ended December 31, 2002, the Company’s operations provided cash of approximately $17.3 million. This consisted of approximately $6.2 million of income from continuing operations and a $12.9 million net decrease in working capital items, primarily related to the $18.5 million received from Bard in January 2002, partially offset by approximately ($1.8) million of noncash items. Cash provided from discontinued operations of $5.6 million consisted primarily of a non-cash tax benefit of $5.2 million resulting from the sale of the neurosciences business unit (see Note 3 of Notes to Consolidated Financial Statements).

Of the total of approximately $36.2 million of cash, cash equivalents and marketable securities at December 31, 2002,

approximately $16.3 million are invested in various U.S. Government agency debt instruments with maturities ranging from 7 – 19 months from that date.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $418,000 for the year ended December 31, 2002. At December 31, 2002, the Company had remaining capital lease obligations of approximately $28,000 in connection with financing of certain prior years’ purchases of property, plant and equipment, all of which will be repaid during 2003.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements.

The following table summarizes estimated outstanding future contractual commitments of the Company at December 31, 2002:

	Amounts Due In
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$28,000	$28,000	$—	$—	$—
Operating Leases	3,524,000	965,000	1,878,000	681,000	—

	$3,552,000	$993,000	$1,878,000	$681,000	$—

All of these arrangements require cash payments by the Company over varying periods of time. Certain of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination.

The Company recently announced its plans to commence a prospective, multicenter, randomized, controlled clinical trial designed to determine whether the STARFlex® device will safely and effectively prevent a recurrent embolic stroke/transient ischemic attack (TIA) in patients with a PFO (Closure I) and to demonstrate its superiority compared to best medical therapy. Enrollment in the trial is expected to include approximately 1,600 patients, involving 80-100 hospitals and research centers in the United States, and will include a 2-year follow-up with enrolled patients. The total cost is estimated to be approximately $17 million spread over a 3-year period, with fiscal 2003 spending, estimated at between $5-10 million, dependent upon the commencement date of the trial and the rate of patient enrollment. In March 2003, the Company received conditional approval for this clinical trial.

The Company may require additional funds for its research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. The Company’s capital requirements will depend on numerous factors, including the sales of its products, the progress of its research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in the Company’s existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that the Company may establish.

The Company believes that existing cash and cash expected to be generated from operations will be more than sufficient to meet its working capital, financing and capital expenditure requirements through at least 2005.

Off-Balance Sheet Financing

During the year ended December 31, 2002, the Company has not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and, thus, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in

APB 30. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company has elected to adopt the provisions of SFAS No. 145 earlier than required – i.e. during the year ended December 31, 2002. As a result, $350,740 classified as an extraordinary loss, net of tax, on early extinguishment of debt in the 2001 consolidated statement of operations has been reclassified to Other Income (Expense) as it was determined that the event does not meet the criteria for extraordinary classification as defined by APB 30 as noted above.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective measure for initial measurement of the liability. We are required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE

During 2001 and 2002, we completed the divestiture of non-strategic businesses through the sale of the vena cava filter product line to Bard and the sale of the remainder of the neurosciences business unit to Integra. The Company derives substantially all of its ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under an HDE to 4,000 units per year. As demand for, and costs associated with, these products fluctuates, including the potential impact of the Company’s planned non-revenue producing PFO IDE clinical trial on product sales, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of either of these products will directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

Before certain of our products can be marketed and sold in the United States, including our CardioSEAL® and STARFlex® products, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. Despite the Company’s perception that there is growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy, we need to further validate this to the FDA and the neurological community. We cannot be certain that the Company’s planned significant investment in a PFO IDE clinical trial (Closure I), to be commenced in 2003 and for which the Company received conditional approval from the FDA in March 2003, will result in the receipt of a PMA from the FDA. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the recent sales of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving a successful STARFlex® PFO IDE clinical trial;
•	improving our sales and marketing capabilities;
•	continuing to train, motivate and manage our employees; and
•	developing and improving our operational, financial and other internal systems.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties. We cannot be certain that:

•	any pending patent applications or any future patent application will result in issued patents;
•	the scope of any patent protection will exclude competitors or provide competitive advantages to us;
•	any of our patents will be held valid if subsequently challenged; or
•	others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued, or that may be issued, in the future to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms, if at all.

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2011 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications and we cannot be certain that any of these applications will result in an issued patent to enhance the Company’s intellectual property rights.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL® and STARFlex® cardiac septal repair devices, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practices and ISO standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. We have increased our combined U.S. and European sales organization headcount from 9 to 17 during the year ended December 31, 2002. Due to our relatively new sales staff, and because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL® and STARFlex® septal occluders and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION

We are currently involved in the litigation of disputes as described in Item 3 (Legal Proceedings). An adverse outcome in any one of these disputes could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS AND UNINSURED OR UNDERINSURED LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third party distributors. In these lawsuits, users might allege that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms, or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim, or other claim, with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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

AS A RESULT OF GOVERNMENT REGULATIONS, WE MAY EXPERIENCE LOWER SALES AND EARNINGS.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States and abroad. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

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

WE FACE UNCERTAINTIES WITH RESPECT TO THE AVAILABILITY OF THIRD PARTY REIMBURSEMENT.

In the United States, Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs, greatly affect revenues for suppliers of health care products and services. Such third party payors may affect the pricing or relative attractiveness of our products by regulating the maximum amount, if any, of reimbursement which they provide to the physicians and hospitals using our devices, or any other products that we may develop. If, for any reason, the third party payors decided not to provide reimbursement for our products, this would materially adversely affect our ability to sell our products. Moreover, mounting concerns about rising health care costs may cause the government or private insurers to implement more restrictive coverage and reimbursement policies in the future. In the international market, reimbursement by private third party medical insurance providers and by governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD LIMIT INVESTORS’ ABILITY TO INFLUENCE CORPORATE ACTIONS.

A few of the Company’s stockholders, including J.H. Whitney & Co. and related entities, own a significant percentage of our outstanding common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership of our common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2002 and 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The Company’s investments are primarily short-term money market accounts that are carried on the Company’s books at cost, which approximates fair market value, and U.S. Government agency debt instruments that are carried on the Company’s books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in the Company’s consolidated financial statements. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sales of the UK operations of its former neurosciences business unit in April 2000 and the French operations of its neurosciences business unit in July 2002, the Company continues to denominate certain sales in non-U.S. currencies (See Note 2(l) of Notes to Consolidated Financial Statements). Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. Prior to the sale of the Company’s neurosciences business unit, the assets and liabilities of these foreign subsidiaries were translated from their local currency into U.S. dollars at the rate of exchange in effect at the end of each reporting period, while stockholders’ equity was translated at historical rates. The Company recorded the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders’ equity. The functional currency of the Company’s remaining foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item was previously disclosed in a Current Report on Form 8-K, which the Company filed with the Securities and Exchange Commission on July 1, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K and in part in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on June 18, 2003 (the “2003 Proxy Statement”) under the caption “Proposal 1—Election of Directors”, which section is incorporated herein by this reference.

Officers are elected on an annual basis and serve at the discretion of the Board.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained in the 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the 2003 Proxy Statement under the caption “Proposal 1 — Election of Directors”, which section is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is contained in the 2003 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, which sections are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is contained in the 2003 Proxy Statement under the caption “Certain Transactions”, which section is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of NMT Medical, Inc. and Subsidiaries:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

(d) Reports on Form 8-K.

On October 25, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company had received notification of an award issued in connection with the outstanding arbitration between the Company and Dr. Morris Simon, a former director of the Company.

On November 5, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company had issued a press release reporting its financial results for the third quarter ended September 30, 2002.

On November 27, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company had received notification of the arbitrator’s award of expenses in connection with the arbitration between the Company and Dr. Morris Simon, a former director of the Company. The arbitrator’s award provided that Dr. Simon was entitled to reimbursement of a portion of his legal fees equal to $400,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMT MEDICAL, INC.

By:	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer

Dated: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN E. AHERN John E. Ahern	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 19, 2003

/s/ RICHARD E. DAVIS Richard E. Davis	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2003

/s/ ROBERT G. BROWN Robert G. Brown	Director	March 19, 2003

Cheryl Clarkson	Director	March , 2003

/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 19, 2003

/s/ JAMES E. LOCK James E. Lock, M.D.	Director	March 19, 2003

/s/ FRANCIS J. MARTIN Francis J. Martin	Director	March 19, 2003

/s/ HARRY A. SCHULT Harry A. Schult	Director	March 19, 2003

CERTIFICATIONS

I, John E. Ahern, certify that:

1.	I have reviewed this annual report on Form 10-K of NMT Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Davis, certify that:

1.	I have reviewed this annual report on Form 10-K of NMT Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer (principal financial and accounting officer)

Appendix

NMT MEDICAL, INC. AND SUBSIDIARIES

Report of Independent Auditors

To NMT Medical, Inc.:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 14, 2003

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$19,933,931	$7,837,496
Marketable securities	16,310,152	—
Receivable from sale of product line	3,000,000	18,500,000
Accounts receivable, net of reserves of $265,000 and $566,000 in 2002 and 2001, respectively	2,457,322	2,418,214
Inventories	1,178,949	1,415,769
Prepaid expenses and other current assets	1,063,463	594,515
Discontinued operations assets	—	6,401,409

Total current assets	43,943,817	37,167,403

Property and equipment, at cost:
Laboratory and computer equipment	1,961,165	1,643,053
Leasehold improvements	1,134,545	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	475,648	376,093

	4,760,260	4,342,593
Less-Accumulated depreciation and amortization	3,779,300	3,252,797

	980,960	1,089,796

Other assets	167,850	176,609

	$45,092,627	$38,433,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,233,443	$1,862,205
Accrued expenses	2,964,641	2,323,241
Deferred gain	—	3,419,200
Deferred income taxes	—	2,515,000
Current portion of debt obligations	27,865	126,198
Discontinued operations liabilities	910,505	3,753,986

Total current liabilities	6,136,454	13,999,830

Long-term debt obligations, net of current portion	—	31,655

Commitments and Contingencies (Notes 9 and 15)
Stockholders’ equity
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,712,877 and 11,178,826 shares in 2002 and 2001, respectively	11,713	11,179
Additional paid-in capital	44,728,424	42,963,993
Unrealized gain on marketable securities	118,000	—
Cumulative translation adjustment	—	(1,591,595)
Accumulated deficit	(5,901,964)	(16,981,254)

Total stockholders’ equity	38,956,173	24,402,323

	$45,092,627	$38,433,808

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$24,545,551	$22,500,983	$17,785,466
License fees and royalties	413,074	546,279	810,539

Total revenues	24,958,625	23,047,262	18,596,005

Costs and Expenses:
Cost of product sales	6,605,861	7,436,627	6,307,482
Research and development	5,543,868	3,800,741	4,548,154
General and administrative	5,495,758	6,079,607	5,222,319
Selling and marketing	5,446,548	3,618,977	2,945,264

Total costs and expenses	23,092,035	20,935,952	19,023,219

Gain on sale of product line	7,000,000	20,256,879	—

Income (loss) from operations	8,866,590	22,368,189	(427,214)
Other Income (Expense):
Gain on sale of investment in Image Technologies Corporation	—	—	439,781
Currency transaction gain (loss)	80,840	(35,819)	123,997
Interest expense	(10,013)	(698,602)	(1,168,556)
Interest income	691,171	175,783	199,098
Loss on early extinguishment of debt	—	(401,740)	—

Total other income (expense), net	761,998	(960,378)	(405,680)

Income (loss) before provision for income taxes	9,628,588	21,407,811	(832,894)
Provision for income taxes	3,424,000	2,630,000	—

Net income (loss) from continuing operations	6,204,588	18,777,811	(832,894)

Discontinued operations:
(Loss) income from discontinued operations	(39,653)	417,000	(9,107,364)
Gain on sale of discontinued operations, including income tax benefit of $5,162,000 in 2002	4,914,355	—	345,204

Net gain (loss) from discontinued operations	4,874,702	417,000	(8,762,160)

Net income (loss)	$11,079.290	$19,194,811	$(9,595,054)

Basic net income (loss) per common share:
Continuing operations	$0.54	$1.71	$(0.08)
Discontinued operations	0.42	0.04	(0.80)

Net income (loss)	$0.96	$1.74	$(0.88)

Diluted net income (loss) per common share:
Continuing operations	$0.51	$1.61	$(0.08)
Discontinued operations	0.40	0.04	(0.80)

Net income (loss)	$0.91	$1.65	$(0.88)

Weighted average common shares outstanding:
Basic	11,542,099	11,013,335	10,908,945

Diluted	12,119,248	11,657,270	10,908,945

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of Shares	$0.001 Per Value	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain on Marketable Securities	Cumulative Translation Adjustment	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 1999	10,783,278	$10,784	$41,439,959	$(26,581,011)	$—	$(708,253)	$14,161,479	$—
Common stock issued under the employee stock purchase plan	29,276	29	63,769	—	—	—	63,798	—
Exercise of common stock options and warrants	141,909	142	527,368	—	—	—	527,510	—
Change in cumulative translation adjustment	—	—	—	—	—	(831,342)	(831,342)	(831,342)
Net loss	—	—	—	(9,595,054)	—	—	(9,595,054)	(9,595,054)

Total comprehensive loss								$(10,426,396)

Balance, December 31, 2000	10,954,463	10,955	42,031,096	(36,176,065)	—	(1,539,595)	4,326,391	$—
Common stock issued under the employee stock purchase plan	63,099	63	135,231	—	—	—	135,294	—
Exercise of common stock options	121,264	121	276,230	—	—	—	276,351	—
Stock-based compensation	—	—	275,476	—	—	—	275,476	—
Common stock issued in connection with repurchase of technology rights	40,000	40	245,960	—	—	—	246,000	—
Change in cumulative translation adjustment	—	—	—	—	—	(52,000)	(52,000)	(52,000)
Net income	—	—	—	19,194,811	—	—	19,194,811	19,194,811

Total comprehensive income								$19,142,811

Balance, December 31, 2001	11,178,826	11,179	42,963,993	(16,981,254)	—	(1,591,595)	24,402,323	$—
Common stock issued under the employee stock purchase plan	68,721	69	203,800	—	—	—	203,869	—
Exercise of common stock options	465,330	465	936,874	—	—	—	937,339	—
Stock-based compensation	—	—	(31,243)	—	—	—	(31,243)	—
Tax benefit from exercise of stock options	—	—	655,000	—	—	—	655,000	—
Unrealized gains on marketable securities	—	—	—	—	118,000	—	118,000	118,000
Change in cumulative translation adjustment	—	—	—	—	—	271,000	271,000	—
Write-off of cumulative translation adjustment	—	—	—	—	—	1,320,595	1,320,595	—
Net income	—	—	—	11,079,290	—	—	11,079,290	11,079,290

Total comprehensive income								$11,197,290

Balance, December 31, 2002	11,712,877	$11,713	$44,728,424	$(5,901,964)	$118,000	$—	$38,956,173

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$11,079,290	$19,194,811	$(9,595,054)
Net (gain) loss from discontinued operations	(4,874,702)	(417,000)	8,762,160

Net income (loss) from continuing operations	6,204,588	18,777,811	(832,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	588,845	582,444	676,897
Noncash interest expense	—	271,179	496,132
(Decrease) increase in accounts receivable reserves	(42,045)	117,500	(201,075)
Common shares issued in connection with repurchase of technology rights	—	246,000	—
Net book value of product line assets sold	—	242,910	—
Stock-based compensation	(31,243)	217,803	—
Tax benefit from exercise of stock options	655,000	—	—
Noncash interest expense relating to early extinguishment of debt	—	401,740	—
Deferred tax provision	(2,902,000)	2,515,000	—
Changes in assets and liabilities—
Accounts receivable	2,937	(170,067)	187,691
Receivable from sale of product line	15,500,000	(18,500,000)	—
Inventories	236,820	(31,648)	236,832
Prepaid expenses and other current assets	(468,948)	(177,945)	1,161,446
Accounts payable	371,238	150,011	638,114
Accrued expenses	625,508	(131,675)	125,748
Deferred gain	(3,419,200)	3,419,200	—

Net cash provided by continuing operations	17,321,500	7,930,263	2,488,891

Net cash provided by (used in) discontinued operations	5,607,508	989,488	(2,413,517)

Cash flows from investing activities:
Purchases of property, plant and equipment	(417,667)	(148,490)	(418,351)
(Increase) decrease in other assets	(29,326)	8,000	131,423
Proceeds from sale of discontinued operations, net of cash sold	4,833,000	—	11,632,000
Purchase of marketable securities	(16,192,152)	—	—

Net cash (used in) provided by investing activities	(11,806,145)	(140,490)	11,345,072

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	937,339	276,351	527,510
Proceeds from issuance of common stock under the employee stock purchase plan	203,869	135,295	63,798
Payments of subordinated note payable	—	(5,500,000)	(500,000)
Payments of senior secured notes payable	—	—	(7,279,134)
Payments of capital lease obligations	(129,987)	(253,345)	(248,574)

Net cash provided by (used in) financing activities	1,011,221	(5,341,699)	(7,436,400)

Effect of exchange rate changes on cash	(37,649)	(15,210)	23,623

Net increase in cash and cash equivalents	12,096,435	3,422,352	4,007,669
Cash and cash equivalents, beginning of period	7,837,496	4,415,144	407,475

Cash and cash equivalents, end of period	$19,933,931	$7,837,496	$4,415,144

See accompanying notes.

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

On July 31, 2002, the Company sold its neurosciences business unit to a wholly-owned subsidiary of Integra LifeSciences Holding Corporation (“Integra”), for $5.4 million in cash (see Note 3). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented.

On November 5, 2001, the Company sold the vena cava filter product line of its cardiovascular business unit to C.R. Bard, Inc. (“Bard”) for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. Pursuant to the asset purchase agreement with Bard, the Company continued to manufacture the filter products for Bard through June 30, 2002, and, upon final transfer of manufacturing to Bard, received an additional $4 million on September 30, 2002. In addition, in the fourth quarter of 2002, upon Bard’s receipt of FDA approval for the commercial sale and use of its Recovery™ filter product, the Company recognized the final $3 million milestone payment, which was received in January 2003. The Company will receive ongoing royalty payments from Bard on its manufacture and sales of the vena cava filter products and will continue to pay certain royalties to the original inventor (see Notes 4 and 15).

On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit to Integra for approximately $12.0 million in cash (see Note 3). The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company recorded a $345,000 gain from discontinued operations in fiscal 2000 as a result of a revision of estimates of the costs associated with the sale.

As a result of the Company’s sale of the remainder of its neurosciences business unit in July 2002, the Company’s continuing operations are represented by one operating segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(c) Cash, Cash Equivalents and Marketable Securities

The Company considers all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Cash and cash equivalents, which are carried at cost and approximate market, consist of cash and money market accounts.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the definition of held-to-maturity and are not actively traded. In accordance with SFAS No. 115, these securities are reported at fair market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity.

Marketable securities at December 31, 2002 consist of various U.S. Government agency debt instruments with maturities ranging from 7-19 months. There were $118,000 of unrealized gains recorded at December 31, 2002. Accrued interest of approximately $169,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2002.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At December 31,
	2002	2001
Components	$290,927	$643,802
Finished goods	888,022	771,967

	$1,178,949	$1,415,769

Finished goods consist of materials, labor and manufacturing overhead.

(e) Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2002 and 2001, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any material derivative or any other financial instruments as defined by SFAS No. 133, “Accounting for Derivative and Hedging Instruments”.

(f) Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, as amended by SFAS No. 133, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of trade accounts receivable with customers in the health care industry. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral. The Company continuously monitors collections from customers and maintains a provision for estimated credit losses based upon historical experience

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

and any specific customer collection issues that the Company has identified. Historically, the Company has not experienced significant losses related to its accounts receivable. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company had utilized primarily one distributor, Bard, for the sales of its filter products (see Note 4). The Company had no outstanding trade accounts receivable due from Bard at December 31, 2002 and had approximately $1,078,000 due from Bard at December 31, 2001, which amount represented approximately 36% of gross accounts receivable at that date. Bard accounted for approximately 21%, 36% and 47% of product revenues for fiscal 2002, 2001 and 2000, respectively. No other customer accounted for greater than 10% of product sales in each of the three years in the period ended December 31, 2002.

At December 31, 2002, approximately 16% of gross accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2002, 2001 and 2000, foreign sales accounted for approximately 10%, 10% and 13% of total revenues, respectively.

(g) Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, issued in August 2001. This statement supersedes SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of this statement did not have a material impact on the Company’s operations or financial condition.

During the year ended December 31, 2000, the Company recorded a $7.1 million impairment charge to reduce the carrying value of certain long-lived assets of the neurosciences business unit to their estimated fair value. The Company’s estimates of fair value for such assets were based upon discounted cash flows and were corroborated by outside parties. As a result of the Company’s July 2002 sale of the remainder of its neurosciences business unit, this asset impairment charge has been included in loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2000 (See Note 3).

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

Depreciation and amortization expense related to property, plant and equipment was $551,000, $570,000 and $660,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(i) Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, the Company records product sales upon transfer of title to the customer, provided that there is persuasive evidence of an arrangement, there are no significant post-delivery obligations and the sales price is fixed or determinable and collection of the sales price is probable. Products sold to the Company’s distributors are not subject to a right of return for unsold product. License fees and royalties are recognized as earned.

(j) Net Income (Loss) per Common and Potential Common Share

Basic and diluted net income (loss) per share are presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income (loss) by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 713,399, 307,894 and 2,401,949 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000, respectively, because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	2002	2001	2000
Weighted average common shares outstanding	11,542,099	11,013,335	10,908,945
Dilutive effect of assumed exercise of stock options and warrants	577,149	643,935	—

Weighted average common shares outstanding assuming exercise of stock options and warrants	12.119,248	11,657,270	10,908,945

(k) Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 “Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company for the year ended December 31, 2002. The Company has determined that it will continue to account for options granted under its stock-based compensation plans for employees (see Note 10) under APB 25, “Accounting for Stock Issued to Employees”, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The following tables illustrate the assumptions used and the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

	2002	2001	2000
Risk-free interest rates	3.50%–5.14%	4.31%–5.14%	5.78%–6.72%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	73%	74%	52%
Weighted average grant-date fair value of options granted during the period	$4.40	$1.74	$1.76

	2002	2001	2000
Net income (loss) as reported	$11,079,290	$19,194,811	$(9,595,054)
Add: Stock-based compensation included in net income (loss) as reported	(31,243)	217,803	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,151,672)	(436,508)	(742,680)

Pro forma net income (loss)	$9,896,375	$18,976,106	$(10,337,734)

Basic net income (loss) per common share:
As reported	$0.96	$1.74	$(0.88)

Pro forma	$0.86	$1.72	$(0.95)

Diluted net income (loss) per common share:
As reported	$0.91	$1.65	$(0.88)

Pro forma	$0.82	$1.63	$(0.95)

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the effects on 2002, 2001 and 2000 pro forma net income (loss) and net income (loss) per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results from operations for future years.

(l) Foreign Currency

The accounts of the Company’s subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. Prior to the July 2002 sale of the neurosciences business unit, the balance sheet accounts of these foreign subsidiaries were translated from their local currency into U.S. dollars using the exchange rate at the balance sheet date and the Company recorded the effects of changes in balance sheet items (i.e. cumulative foreign currency translation gains and losses) as a component of stockholders’ equity. The functional currency of the Company’s remaining foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts were translated using the weighted average exchange rate in effect during the period. Foreign currency transaction gains or losses are reflected in the consolidated statements of operations. The Company had a foreign currency exchange transaction loss of approximately $36,000 for the year ended December 31, 2001 and foreign currency exchange transaction gains of approximately $81,000 and $124,000 for the years ended December 31, 2002 and 2000, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(m) Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

(n) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of this statement has not had a material impact on the Company’s operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The adoption of this statement has not had a material impact on the Company’s operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and, thus, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB 30. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company has elected to early adopt the provisions of SFAS No. 145 during the year ended December 31, 2002. As a result, $350,740 classified as an extraordinary loss, net of tax, on early extinguishment of debt in the 2001 consolidated statement of operations has been reclassified to Other Income (Expense) as it was determined that the event does not meet the criteria for extraordinary classification in APB 30 as noted above.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective measure for initial measurement of the liability. We are required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

(o) 401(k) Plan

The Company has a qualified defined contribution plan. Under the Company’s 401(k) Plan, U.S. employees may defer up to 15% of their salary, subject to certain limitations. The Company did not make any employee matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000.

(p) Supplemental Cash Flow Information and Noncash Investing and Financing Activities

The following table summarizes the supplemental disclosures of the Company’s financing and investing transactions for the periods indicated below:

	For The Years Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow information:
Cash paid during the period for—
Interest	$10,013	$426,030	$672,149

Income Taxes	$160,104	$—	$50,000

Supplemental disclosure of noncash financing and investing transactions:
Equipment acquired under capital lease obligations	$—	$—	$89,847

(3) DISCONTINUED OPERATIONS

(a) Sale of Neurosciences Business Unit

On July 31, 2002, the Company sold all of the outstanding stock of the companies comprising its neurosciences business unit to Integra for $5.4 million in cash, resulting in a pre-tax loss from the sale of discontinued operations of approximately $248,000. Although the disposition of the neurosciences business unit resulted in a nominal loss for financial reporting purposes, on a tax basis, the disposition resulted in a significant capital loss. This capital loss was largely attributable to the $6.8 million goodwill write-off and the $7.1 million asset impairment charge related to other long-lived assets of this business unit recorded in fiscal 1999 and 2000, respectively, for financial statement purposes. Accordingly, the Company recorded a tax benefit on the sale of approximately $5.2 million attributable to utilization of losses not previously benefited, resulting in a net gain on sale of discontinued operations of approximately $4.9 million for the year ended December 31, 2002.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(3) DISCONTINUED OPERATIONS—(CONTINUED)

Revenues for the neurosciences business unit were approximately $8.6 million for the seven months ended July 31, 2002 (date of sale) and approximately $16.2 million and $17.9 million for the years ended December 31, 2001 and 2000, respectively.

The determination of the pre-tax loss on the sale of the neurosciences business unit is summarized as follows:

Cash proceeds	$5,400,000

Net assets sold:
Current assets	5,590,704
Property, plant and equipment, net	87,741
Other assets	300,000
Current liabilities	(2,870,754)
Long-term debt obligation	(12,000)

Net assets sold	3,095,691
Write-off of cumulative translation adjustment	1,320,595
Transaction costs and related accruals	1,231,359

5,647,645

Pre-tax loss	$(247,645)

(b) Sale of U.K. Operations of Neurosciences Business Unit

On April 5, 2000, the Company sold the U.K. operations of its neurosciences business unit to Integra for $12.0 million in cash. The Company recorded an estimated $3.5 million loss on the anticipated sale in the year ended December 31, 1999. The Company recorded a gain on the sale of the U.K. operations of approximately $345,000 in the year ended December 31, 2000, representing a revision of estimates made concerning the costs associated with the sale. The total net loss of $3.2 million was comprised of net proceeds of approximately $12.0 million less estimated transaction and other costs of $3.8 million and net assets sold of $11.4 million. The transaction costs consisted principally of legal and accounting fees, severance arrangements with certain employees and other estimated costs associated with discontinuing the operation and consummating the sale.

(c) Settlements of Litigation

Effective April 4, 2002, the Company settled its arbitration with Elekta, resulting in a net payment by the Company of approximately $388,000. The charge of approximately $373,000 included the settlement amount plus legal costs, reduced by the elimination of net accounts payable balances due Elekta. The net settlement charge was included in net income (loss) from discontinued operations for the year ended December 31, 2002.

On February 23, 2001, NMT Neurosciences Implant SA, a former subsidiary of the Company, and Sodem Diffusion SA settled litigation relating to a distribution agreement, resulting in a charge of $673,000, which is included in net income (loss) from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2000.

(4) SALE OF VENA CAVA FILTER PRODUCT LINE

On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to Bard pursuant to an asset purchase agreement. In exchange for these assets, the Company received $8.5 million at closing and $18.5 million in January 2002 and the right to receive up to an additional $7 million tied to certain performance and delivery milestones. The Company continued to manufacture the products for Bard through June 30, 2002 pursuant to the agreement and

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4) SALE OF VENA CAVA FILTER PRODUCT LINE—(CONTINUED)

completed the transfer of manufacturing responsibilities to Bard in the third quarter of 2002, resulting in receipt of a $4 million milestone payment from Bard on September 30, 2002. In the fourth quarter of 2002, the Company recognized an additional $3 million gain, representing the final contingent consideration under the asset purchase agreement, related to the receipt by Bard, as of December 31, 2002, of FDA regulatory approval for commercial sale and use of its Recovery™ filter. The aggregate $7 million of contingent consideration has been recorded as additional gain on sale of product line for the year ended December 31, 2002.

Under the transitional manufacturing agreement, the Company agreed to sell vena cava filter products to Bard at a discounted price and the Company recorded the estimated aggregate discount as part of the deferred gain that was amortized to revenue over the production and sales period. Total vena cava filter product sales were approximately $5.2 million for the year ended December 31, 2002. The original deferred gain at December 31, 2001 also included estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line. The final arbitration ruling was issued in October 2002 (see Note 15). The Company’s aggregate costs associated with these legal proceedings reduced the deferred gain balance to zero at December 31, 2002.

The Company will receive ongoing royalty payments from Bard on its manufacture and sales of the vena cava filter products and will continue to pay certain royalties to the original inventor (see Note 15).

The gain on sale of product line for the years ended December 31, 2002 and 2001 consisted of the following:

	2002	2001
Cash proceeds received	$4,000,000	$8,500,000
Cash proceeds received subsequent to year-end	3,000,000	18,500,000
Repurchase of royalty and other rights	—	(2,496,000)
Legal and other closing costs and deferrals	—	(4,004,211)
Book value of net assets sold	—	(242,910)

Net gain on sale of product line	$7,000,000	$20,256,879

Coincident with this transaction, the Company and Bard settled their ongoing arbitration by execution of a general release agreement.

(5) SALE OF INVESTMENT IN IMAGE TECHNOLOGIES CORPORATION

On November 30, 2000, the Company sold its investment in Image Technologies Corporation (ITC), an equity method investee, for $350,000 plus assumption of NMT’s position as guarantor of certain ITC liabilities. The Company recorded a gain on this sale of $439,781 during the year ended December 31, 2000.

(6) INCOME TAXES

The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the tax rates expected to be in effect when these differences reverse.

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) INCOME TAXES—(CONTINUED)

	For The Years Ended December 31,
	2002	2001	2000
Foreign – current	$24,000	$—	$—
Federal – current	5,539,000	115,000	—
State – current	763,000	—	—

	6,326,000	115,000	—

Foreign – deferred	—	—	—
Federal – deferred	(2,576,000)	1,918,000	—
State – deferred	(326,000)	597,000	—

	(2,902,000)	2,515,000	—

	$3,424,000	$2,630,000	$—

The Company has federal and state net operating loss carryforwards of approximately $434,000 and tax credit carryforwards of approximately $662,000 to reduce federal and state taxable income in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in significant ownership of the Company over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2021.

The tax effects of temporary differences that give rise to significant portions of the current deferred tax liability at December 31, 2002 and 2001 are as follows:

	2002	2001
Net operating loss carryforwards	$165,000	$1,834,000
Tax credit carryforwards	662,000	758,000
Timing differences, including reserves, accruals and write-offs	1,042,000	1,284,000

	1,869,000	3,876,000
Less – Valuation allowance	(836,000)	(449,000)

Net deferred tax asset	1,033,000	3,427,000
Deferred tax liability related to sale of product line	(1,033,000)	(5,942,000)

Net deferred tax liability	$—	$(2,515,000)

The Company has provided a partial valuation allowance for its gross deferred tax asset due to the uncertainty surrounding the ability to realize the entire asset. The deferred tax liability at December 31, 2001 relates primarily to the difference between taxable and book income for proceeds received in January 2002 related to the sale of the vena cava filter product line.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(6) INCOME TAXES—(CONTINUED)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended December 31,
	2002	2001	2000
Federal statutory tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	3.0	6.0	(6.0)
Change in valuation allowance/utilization of net
operating loss and tax credit carryforwards	—	(28.0)	40.0
Other	(1.4)	—	—

	35.6%	12.0%	—%

(7) LICENSE FEES AND ROYALTIES

On November 22, 1994, the Company granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market its stent technology. Under the license agreement, the Company earned approximately $413,000, $546,000 and $811,000 in fees and royalties during the years ended December 31, 2002, 2001 and 2000, respectively.

(8) DEBT OBLIGATIONS

The Company has the following debt obligations outstanding at December 31, 2002 and 2001:

	2002	2001
Capital lease obligations	$27,865	$157,853
Less — current portion	27,865	126,198

	$—	$31,655

During 2001, the Company repaid the outstanding balance of certain subordinated debt borrowed from an affiliate of a significant stockholder of the Company. In conjunction with the final note payment, the Company recorded an approximate $402,000 loss on the early extinguishment of debt, which related to the write-off of the remaining original issue discount and deferred financing costs. The Company recorded approximately $271,000 and $473,000 of interest expense related to the amortization of original issue discount and deferred financing costs for the years ended December 31, 2001and 2000, respectively.

(9) COMMITMENTS

(a) Operating Leases

The Company has operating leases for office and laboratory space and motor vehicle leases expiring through 2006. The office leases require payment of a pro rata share of operating expenses of the building, including real estate taxes and utilities in excess of base year amounts.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(9) COMMITMENTS—(CONTINUED)

Future minimum rental payments due under operating lease agreements at December 31, 2002 are approximately as follows:

Years Ending December 31,
2003	$965,000
2004	947,000
2005	931,000
2006	681,000

$3,524,000

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $922,000, $891,000 and $546,000, respectively.

(b) Royalties

The Company has entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, the Company has agreed to pay royalties to a former employee and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor.

Royalty expense under royalty agreements was approximately $2,074,000, $1,507,000 and $1,109,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(10) STOCK OPTIONS AND WARRANTS

(a) Nonqualified Stock Options

There are certain nonqualified options outstanding to purchase shares of common stock issued to former officers and directors, most of which were granted prior to the Company’s 1996 initial public offering. These options generally became exercisable in full or in part at issuance or within one to four years of the date of issuance. All unexercised grants expire ten years from date of issuance. As of December 31, 2002, 140,258 shares are subject to outstanding options at exercise prices of $0.76-$10.50 per share.

(b) Stock Option Plans

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provides for the grant of options to acquire a maximum of 600,000 shares of common stock. At December 31, 2002, 441,806 shares are subject to outstanding options at exercise prices of $1.25-$10.50 per share. The Board of Directors has appointed a Compensation Committee of the Board as the plan administrator. The 1996 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the plan administrator. Subject to the terms of the 1996 Plan, the plan administrator determines the terms and conditions of options granted. At December 31, 2002, 62,270 shares are available for future grants under the 1996 Plan.

The Company’s 1996 stock option plan for nonemployee directors (the “Directors’ Plan”) provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to directors of the Company who are not employees of the Company and who do not otherwise receive compensation from the Company. Under the Directors’ Plan, 225,000 shares of common stock were reserved for issuance of options.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) STOCK OPTIONS AND WARRANTS—(CONTINUED)

Under terms of the Directors’ Plan, as amended, each new nonemployee director not otherwise compensated by the Company receives an initial grant of options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director’s re-election to the Board at the Company’s annual meeting of stockholders, there is an additional grant of options to purchase 5,000 shares of common stock that becomes fully vested six months after the date of grant. In addition, following each annual meeting of stockholders, each eligible director who serves as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of common stock if such director served as a chairperson of such committee or (ii) 1,000 shares of common stock if such director did not serve as chairperson of such committee. At December 31, 2002, 123,611 shares are subject to outstanding options at an exercise price of $1.50-$13.13 per share, of which 99,306 shares are exercisable. At December 31, 2002, 95,000 shares are available for future grant under the Directors’ Plan.

The Company’s 1998 Stock Incentive Plan (the “1998 Plan”) provides for the grant of options to acquire a maximum of 800,000 shares of common stock. At December 31, 2002, 632,399 shares are subject to outstanding options at exercise prices of $0.94-$7.50 per share, of which 163,843 are exercisable. The 1998 Plan permits the granting of incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. Subject to the terms of the 1998 Plan, the Board of Directors determines the terms and conditions of options granted. At December 31, 2002, 42,237 shares are available for future grant under the 1998 Plan.

The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) provides for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to eligible employees, officers, directors, consultants and advisors of the Company, up to a maximum of 500,000 shares. At December 31, 2002, 387,500 shares are subject to outstanding options at an exercise price of $2.90-$7.05 per share, of which 12,708 are exercisable. At December 31, 2002, 112,500 shares are available for future grant under the 2001 Plan.

On March 1, 2001, the Company’s Board of Directors authorized an offer for employees to exchange certain options outstanding under the Company’s current stock option plans. Under this exchange offer, certain employees elected to have a total of 322,521 existing options cancelled in exchange for 131,558 new options. The new options have an exercise price of $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable plan accounting as defined in FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. In addition, the Company granted 83,450 additional options to employees who participated in the option exchange program, which are subject to variable accounting under FIN 44. The Company is following the provisions of FIN 44 and revalues to market the repriced options, through the date of exercise, cancellation or expiration, at each reporting date. At December 31, 2002, 76,548 options subject to variable accounting had been cancelled or exercised and 138,460 are outstanding. Compensation (benefit) expense related to the re-priced options was approximately $(127,000) and $188,000 for the years ended December 31, 2002 and 2001, respectively. Based upon the Company’s closing stock price at December 31, 2002, approximately $85,000 of additional compensation expense would be recognized over the remainder of the four year vesting period of the re-priced options. Increases in the Company’s stock price, if any, would result in future compensation expense in excess of this amount.

During fiscal 2002, in conjunction with an amendment to the employment agreement of the Company’s CEO, the terms of a previously granted option to him to acquire 150,000 shares of common stock was modified to allow for an extended exercise period upon certain termination scenarios. In accordance with FIN 44, this stock option was remeasured by the Company and approximately $74,000 of compensation expense was recognized in fiscal 2002 for the vested shares at December 31, 2002. Based upon the Company’s stock price on the date of remeasurement, approximately $57,000 of additional compensation expense will be recognized over the remaining vesting period of the option.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) STOCK OPTIONS AND WARRANTS—(CONTINUED)

The following table summarizes all stock option activity:

	For The Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding:
Beginning balance	1,571,522	$2.91	2,239,868	$4.30	2,066,956	$4.90
Granted	725,750	6.20	704,058	2.72	639,565	2.97
Cancelled	(106,368)	4.62	(1,251,140)	5.32	(424,404)	5.35
Exercised	(465,330)	2.01	(121,264)	2.28	(42,249)	2.44

Ending balance	1,725,574	$4.43	1,571,522	$2.91	2,239,868	$4.30

Exercisable	471,712	$3.52	608,502	$2.52	1,466,284	$4.44

For various price ranges, information for options outstanding and exercisable at December 31, 2002 was as follows:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$0.76 – 1.56	158,254	5.40	$1.17	72,316	$ 1.07
1.76 – 2.38	417,525	7.32	2.05	149,503	2.08
2.50 – 3.50	279,187	8.39	2.83	104,628	2.76
3.75 – 5.13	146,258	8.09	4.66	43,094	4.62
5.50 – 7.38	592,850	9.01	6.56	72,921	6.66
8.22 – 13.13	131,500	6.68	9.46	29,250	10.24

$0.76 – 13.13	1,725,574	7.91	$4.43	471,712	$ 3.52

(c) Warrants

On April 3, 2000, in connection with the Company’s pay down of certain debt, the Company issued the noteholder warrants to purchase 20,000 shares of the Company’s common stock at $4.94 per share. The Company determined the value of these warrants using the Black-Scholes pricing model and charged such values to interest expense for the year ended December 31, 2000.

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company believes that equity classification is appropriate for all outstanding warrants.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) STOCK OPTIONS AND WARRANTS—(CONTINUED)

The following table summarizes the Company’s warrant activity:

	Shares	Weighted Average Exercise Price
Balance, December 31, 1999	241,741	$3.10
Granted	20,000	4.94
Exercised	(99,660)	4.26

Balance, December 31, 2000	162,081	2.62
Cancelled	(58,752)	2.50

Balance, December 31, 2001 and 2002	103,329	$2.69

Exercisable, December 31, 2002	103,329	$2.69

(d) Employee Stock Purchase Plan

The Company’s employee stock purchase plan (the “1997 ESPP”) allowed eligible employees to purchase common stock of the Company through payroll deductions at a price equal to 85% of the lower of the closing price of the Company’s stock on the beginning or ending date of each six month offering period. The Company reserved 90,000 shares of its common stock for issuance under the 1997 ESPP. The Company issued 38,008 and 29,276 shares of common stock to participating employees under the 1997 ESPP during the years ended December 31, 2001 and 2000, respectively.

On June 7, 2001, the Company’s stockholders voted to adopt a new employee stock purchase plan (the “2001 ESPP”). The Company has reserved 125,000 shares of common stock for issuance under the 2001 ESPP. The 2001 ESPP has substantially the same terms and conditions as the 1997 ESPP, which was terminated as of June 7, 2001. The Company issued 68,721 and 25,091 shares of common stock to participating employees under the 2001 ESPP during the years ended December 31, 2002 and 2001, respectively.

(11) RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2000, one stockholder provided consulting services to the Company at a rate of $100,000 per annum. That annual agreement was terminated effective December 31, 2001.

In connection with certain consulting services provided by Fletcher Spaght, Inc. (“Fletcher Spaght”) to the Company, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of common stock, from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings of $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest at 5% per annum, and payable on or before February 14, 2003. On January 20, 2003, Fletcher Spaght exercised this warrant and repaid in full the remaining balance of the note. R. John Fletcher, a member of the Board of Directors of the Company, is currently the Chief Executive Officer and a significant stockholder of Fletcher Spaght.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(12) ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31
	2002	2001
Payroll and payroll related	$929,905	$680,936
Taxes	195,660	229,034
Royalties	807,159	610,712
Professional fees	580,245	233,134
Other accrued expenses	451,672	569,425

	$2,964,641	$2,323,241

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Revenues by destination country for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
United States	$22,368,000	$20,647,000	$16,255,000
Germany	1,135,000	1,118,000	1,113,000
Other	1,455,625	1,282,262	1,228,005

	$24,958,625	$23,047,262	$18,596,005

Net book value of long-lived assets by country at December 31, 2002 and 2001 are as follows:

	2002	2001
United States	$957,429	$1,049,017
Other	23,531	40,779

	$980,960	$1,089,796

(14) VALUATION OF QUALIFYING ACCOUNTS

The following table sets forth the activity in the Company’s allowance for doubtful accounts and sales returns:

	For The Years Ended December 31,
	2002	2001	2000
Balance at beginning of period	$566,000	$484,000	$700,000
Provision for bad debt and returns	(42,000)	117,000	(201,000)
Write-offs and returns	(259,000)	(35,000)	(15,000)

Balance at end of period	$265,000	$566,000	$484,000

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office, which is still ongoing.

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assessment was made, (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company is appealing the Reassessment. In connection with the Company’s sale of the neurosciences business unit in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta (see Note 3).

On September 11, 2001, the Company filed against Dr. Morris Simon and Beth Israel Deaconess Medical Center (“Beth Israel”) a demand for arbitration before a former judge of the Massachusetts Superior Court, in Boston, Massachusetts, seeking resolution of certain disputes over royalties payable on sales of certain existing and future products under the Technology Purchase Agreement, dated as of April 14, 1987 (“TPA”), between Dr. Simon and the Company. On September 28, 2001, Dr. Simon filed a response to the demand for arbitration, which identified one additional dispute for resolution. On October 19, 2001, the Company and Beth Israel settled their disputes by execution of a general release agreement that became effective on November 5, 2001, pursuant to which the Company paid Beth Israel $2.25 million and issued 40,000 shares of its common stock. Dr. Simon resigned as a Director of the Company on January 22, 2002. Following a hearing on the merits of the disputes between the Company and Dr. Simon, the arbitrator issued an award ruling that (i) the Company does not owe Dr. Simon past royalties with respect to the Company’s sales of its former Simon Nitinol Filter® product; (ii) the Company is not in breach of the TPA; and (iii) the Company will be required to make royalty payments to Dr. Simon in accordance with the terms of the TPA in connection with future sales, if any, of its former Recovery™ Filter product by Bard. On November 10, 2002, after a hearing on whether either party was entitled to reimbursement of all or a portion of its legal fees from the other, the arbitrator awarded Dr. Simon $400,000, which represented a portion of his legal fees. On or about January 2, 2003, the Company paid $400,000 to Dr. Simon in accordance with the November 10, 2002 award. On February 14, 2003, the Company and Beth Israel entered into a Settlement Agreement in which Beth Israel agreed to reimburse the $400,000 in full settlement of an indemnification agreement entered into between the Company and Beth Israel on November 5, 2001. The reimbursement consists of cash and the return of the 40,000 shares of common stock of the Company that Beth Israel had originally received in the settlement.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15) LEGAL PROCEEDINGS—(CONTINUED)

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association (“AAA”) has selected and confirmed an arbitrator. On January 29, 2003, the parties participated in a preliminary hearing and the arbitrator issued a Scheduling Order. Under the Scheduling Order, in February and March 2003, the parties will proceed with discovery. Hearings on the matter are currently scheduled to begin on July 28, 2003. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

EXHIBIT INDEX

Exhibit No.

2.1(2)	Asset Purchase Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (13)

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Company and Integra LifeSciences Corporation. (14)

3.1	Second Amended and Restated Certificate of Incorporation. (4)

3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (8)

3.3	Amended and Restated By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

4.2

Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (7)

10.1	Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

10.2	Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

10.3	License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994. (1)

10.4(2)	Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14, 1987. (1)

10.5	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995. (1)

10.6	Stock Transfer Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995. (1)

10.7(2)	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.8	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.9	Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

10.10(2)	License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

10.11	Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

10.12	Company 1994 Stock Option Plan. (1)(**)

10.13	Company 1996 Stock Option Plan. (1)(**)

10.14	Amendment No. 1 to 1996 Stock Option Plan. (4)(**)

10.15	Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

10.16	Amendment No. 1 to 1996 Stock Option Plan for Non-Employee Directors (12)(**)

10.17	Amendment No. 2 to 1996 Stock Option Plan for Non-Employee Directors (**)

10.18	Company 1998 Stock Incentive Plan (4)(**)

10.19	Company 2001 Stock Incentive Plan (12)(**)

10.20	Company 2001 Employee Stock Purchase Plan (12)(**)

Exhibit No.

10.21	Common Stock Purchase Warrant No. BBH-1. (10)

10.22	License Agreement, dated as of October 2000, by and between the Company and Children’s Medical Center Corporation. (11)

10.23(2)	Royalty Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (13)

10.24	Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.25	Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

10.26	Amendment No. 1, dated July 1, 1998 to the Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (9)

10.27	Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

10.28	Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

10.29	Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (3)

10.30	Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (5)

10.31	Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (6)

10.32

Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.33	Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998. (6)

10.34	Stock Option Agreement evidencing grant by the Company to John Ahern, dated as of September 21, 2000. (**)

10.35	Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (11)(**)

10.36(2)	Amended and Restated Employment Agreement by and between the Company and John E. Ahern, dated as of December 31, 2002. (**)

10.37	Amendment dated as of December 31, 2002 to Stock Option Agreement evidencing grant by the Company to John E. Ahern of September 21, 2000. (**)

10.38	Stock Option Agreement evidencing grant by the Company to John E. Ahern, dated as of December 31, 2002. (**)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-06463).

(2)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 8, 1998.

(4)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(5)	Incorporated by reference to Exhibits to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998.

(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated June 7, 1999.

(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(9)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(12)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(13)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 5, 2001.

(14)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 31, 2002

(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.