Form 10-K/A
period 2002-12-31
NMT MEDICAL INC
filed 2003-04-30
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

NMT Medical, Inc., a Delaware corporation (the “Registrant” or the “Company”), hereby amends its Annual Report on Form 10-K with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below for each current director and current nominee are his or her name and age, position(s) with the Company, principal occupation and business experience during the past five years, and, where applicable, the year of first election as a director of the Company:

John E. Ahern, age 58, has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc. (“Bard”), a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard’s cardiovascular divisions. Mr. Ahern’s more than 35 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson & Co., a major medical technology company. Mr. Ahern is also a member of the Board of Directors of Seacoast Technologies, Inc. and EndoBionics, Inc., two privately-held medical technology companies.

R. John Fletcher, age 57, was elected a director of the Company in January 1996. In May 2000, he served without compensation in the Office of the Chief Executive Officer of the Company as part of the Company’s interim management team until September 21, 2000 when John E. Ahern was hired as Chief Executive Officer. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company specializing in strategic development for health care and high technology businesses (“Fletcher Spaght”). He is also managing partner of Fletcher Spaght Ventures, a venture capital fund. Prior to founding Fletcher Spaght in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of Directors of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght (“InnerVentions”), which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a publicly traded biotechnology company developing orally-administered pharmaceutical products, and of Spectranetics, Inc., a publicly-traded medical device company developing excimer laser technology.

Robert G. Brown, age 59, was elected a director in September 2000. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992 and as a director of the Company from 1992 to 1997. From 1971 to 1985, Mr. Brown held various sales and marketing positions with Medi-tech Inc. and the Medi-tech division of Boston Scientific Corporation and Boston Scientific International Corporation, including Vice President, Marketing and International Market Development for Medi-tech Inc. and Director, Market Development for Boston Scientific International Corporation. From 1969 to 1971 he was a sales representative for Baxter Laboratories. Mr. Brown holds a B.S. from the University of Vermont. Mr. Brown also served as an officer in the United States Marine Corps from 1966 to 1969.

James E. Lock, M.D., age 53, was elected a director of the Company in August 2000. Since March 2002, Dr. Lock has been Physician-in-Chief at Children’s Hospital Boston and since October 1993, he has been Chairman of the Department of Cardiology at Children’s Hospital Boston and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at Stanford University and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock and licensed to the Company became the first septal occlusion device to receive United States Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston

Children’s Heart Foundation and is the president of the Aldo Castanda Foundation, and serves on the Board of Directors of Children’s Hospital and of the Children’s Hospital Trust.

Cheryl L. Clarkson, age 50, was elected a director of the Company in January 2001. Ms. Clarkson is the founder and Chief Executive Officer of SkinHealth, Inc., a physician-based cosmetic dermatology company which operates SkinHealth Centers throughout eastern New England. Ms. Clarkson has previously served as the Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., a publicly traded health care adjudication and utilization review company, the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc., and spent ten years with American Hospital Supply Corporation in various management positions. She holds a Masters degree from the Sloan School of Management at M.I.T., where she was selected as a Sloan fellow. Ms. Clarkson is a member of several boards of directors of privately-held companies in the health care and medical device industry and serves as an overseer for two large teaching hospitals.

Francis J. Martin, age 65, was elected a director of the Company in February 2001. Since September 2000, Mr. Martin has been Chairman and Chief Executive Officer of Florence Medical LTD (Israel) and Chairman and President/Chief Executive Officer of Florence Medical, Inc., the global commercialization unit based in Boston. Florence Medical, Inc. is involved in developing and marketing vascular blood flow software and hardware systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From September 1994 to September 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. He has an extensive background in the medical device industry, having co-founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1994. Prior to that Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he had several domestic and international marketing and sales management positions. Mr. Martin is a board member of several privately-held medical device companies.

Harry A. Schult, age 63, was elected a director of the Company in May 2002. Since September 2001, Mr. Schult has been the Chief Financial Officer and Treasurer of Watch Hill Partners, Inc., a customer relationship management consultancy company. From October 1999 through August 2001, Mr. Schult was Vice President—Corporate Development of Mirus Information Technology Services, Inc., an application service provider. From 1992 to 1999, Mr. Schult performed independent consultant services for various companies, including acting as a part-time chief financial officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications, and also as an interim chief financial officer for The Paragon Gifts Holdings Inc., a retail catalog company. Mr. Schult has over 27 years of senior level experience in the public accounting profession at Ernst & Young, where he was Managing Partner of its Providence, Rhode Island office for eleven years and worked in its Paris, France office for five years. Mr. Schult is a certified public accountant.

In connection with the acquisition by the Company of the CardioSEAL® Septal Occluder technology in 1996 from InnerVentions, the Company agreed to use its best efforts to nominate a designee of Fletcher Spaght as a director of the Company, and certain of the Company’s stockholders agreed to vote their shares of Common Stock in favor of such designee. Fletcher Spaght’s designee, R. John Fletcher, was first elected to the Board of Directors of the Company in January 1996 and has served on the Board of Directors of the Company since that time.

There are no family relationships among any of the executive officers and director nominees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 2001 its executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock timely complied with all Section 16(a) filing requirements.

On September 18, 2002, Richard E. Davis filed a Statement of Changes in Beneficial Ownership on Form 4 to report the grant of an option to purchase 40,000 shares of Common Stock at an exercise price of $5.76 per share granted on September 12, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee or the Joint Compensation and Options Committee of the Company during the year ended December 31, 2002.

Director Compensation

Each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $1,000 for attendance at each Board meeting, $500 for attendance at each telephonic Board meeting and $500 for attendance at each committee meeting. In addition, each director also receives an annual retainer of $12,000 payable on January 1st for the coming year, commencing with the year 2003. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and committee meetings.

In 1996, the Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors. On the effective date of the plan, each non-employee director of the Company who did not otherwise receive compensation from the Company received an option to purchase 10,000 shares of Common Stock. In 2001 and 2002, the Company’s stockholders voted to approve amendments to the 1996 Stock Option Plan for Non-Employee Directors (as amended, the “Director’s Plan”). The Director’s Plan provides for an option grant to purchase 20,000 shares of Common Stock to each new non-employee director upon his or her initial election to the Board of Directors. This option grant vests in equal monthly installments over a three-year period. In addition to this initial grant, immediately following each Annual Meeting, each eligible director, other than an eligible director first elected to the Board of Directors within the 12 months immediately preceding and including such meeting, is granted an option to purchase 5,000 shares of Common Stock as of the date of such meeting. In addition, following each Annual Meeting, each eligible director who served as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of Common Stock if such director served as chairperson of such committee or (ii) 1,000 shares of Common Stock if such director did not serve as chairperson of such committee. These annual option grants become fully vested six months after the date of grant. The exercise price of options granted under the Director’s Plan is equal to the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee for the portion then exercisable at any time within one year after the optionee ceases to serve as a director of the Company.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three years for the Company’s Chief Executive Officer and its other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in the year ended December 31, 2002 (collectively, the “Named Executives”).

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Number of Securities Underlying Stock Options (#)(1)	All Other Compensation ($)(2)
John E. Ahern	2002	$350,000		$97,500	190,000(3)	—
President and Chief	2001	313,750	(4)	100,000	112,500(5)	—
Executive Officer	2000	83,270	(6)	25,000	162,500(7)
Richard E. Davis	2002	220,894	(8)	85,000	70,000(9)	—
Chief Financial Officer	2001	153,340	(10)	78,750	122,500(11)

(1)	The Company has never granted any stock appreciation rights.
(2)	In accordance with the rules of the Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits did not exceed the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executive in question for the fiscal year.
(3)	Consists of an option to purchase 50,000 shares of Common Stock at an exercise price of $6.60 per share, an option to purchase 75,000 shares of Common Stock at an exercise price of $3.03 per share, and an option to purchase 65,000 shares of Common Stock at an exercise price of $2.97 per share, which option was granted in February 2003 as a 2002 bonus.
(4)	Reflects a base salary of $300,000 for the period January 1, 2001 through September 20, 2001 and $350,000 for the period September 21, 2001 through December 31, 2001. See “Employment and Severance Agreements.”
(5)	Consists of an option to purchase 12,500 shares of Common Stock at an exercise price of $2.07 per share, an option to purchase 50,000 shares of Common Stock at an exercise price of $6.15 per share, and an option to purchase 50,000 shares of Common Stock at an exercise price of $7.07 per share, which option was granted in February 2002 as a 2001 bonus.
(6)	Represents Mr. Ahern’s compensation for the period commencing on the date when Mr. Ahern joined the Company (September 21, 2000) and ending on December 31, 2000. Mr. Ahern’s annualized base salary for 2000 was $300,000. See “Employment and Severance Agreements”.
(7)	Consists of an option to purchase 150,000 shares of Common Stock at an exercise price of $2.156 per share, which option represents a signing bonus (see “Employment and Severance Agreements”), and an option to purchase 12,500 shares of Common Stock at an exercise price of $1.31 per share, which option was granted in February 2001 as a 2000 bonus.
(8)	Reflects a base salary of $190,000 per year for the period January 1, 2002 through February 14, 2002, and $225,000 for the period February 14, 2002 through December 31, 2002. See “Employment and Severance Agreements”.
(9)	Consists of an option to purchase 30,000 shares of Common Stock at an exercise price of $6.60 per share and an option to purchase 40,000 shares of Common Stock at an exercise price of $5.76 per share.
(10)	Represents Mr. Davis’ compensation for the period commencing on March 12, 2001 and ending on December 31, 2001. Mr. Davis’ annualized base salary for 2001 was $190,000. See “Employment and Severance Agreements”.
(11)	Consists of an option to purchase 85,000 shares of Common Stock at an exercise price of $1.25 per share, which option represents a signing bonus (see “Employment and Severance Agreements”), an option to purchase 7,500 shares of Common Stock at an exercise price of $1.76 per share, and an option to purchase 30,000 shares of Common Stock at an exercise price of $6.15 per share.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2002 to each of the Named Executives.

Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%($)	10%($)
John E. Ahern	50,000 50,000 75,000	(3)	7.29 7.29 10.94%	$7.07 6.60 3.03	2/18/12 3/6/12 12/30/12	$223,314 207,535 142,916	$503,388 525,935 362,178
Richard E. Davis	30,000 40,000		4.37 5.83	6.60 5.76	3/6/12 7/31/12	124,521 144,897	315,561 367,198

(1)	The exercise price is equal to the fair market value of the Company’s Common Stock on the date of grant.
(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder’s continued employment through the option period and the date on which the options are exercised.
(3)	Excludes Mr. Ahern’s option to purchase 65,000 shares of Common Stock at an exercise price of $2.97 per share, which was granted in February 2003 as a 2002 bonus.

Aggregated Option Exercises in Last Fiscal

Year and Fiscal Year-End Option Values

The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the year ended December 31, 2002, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 2002.

Name	Number of Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2002(#)		Value of Unexercised In-the-Money Options at December 31, 2002 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Ahern(3)	88,021	$274,651	41,666	270,313	$6,858	$76,003
Richard E. Davis(4)	37,292	182,060	15,624	139,594	6,303	89,116

(1)	Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2)	Represents the excess, if any, of the last reported sale price per share of the Common Stock on December 31, 2002, the last day of trading prior to the year end ($3.03 per share), as reported on the NASDAQ National Market, over the option exercise price, multiplied by the number of shares underlying the options.
(3)	Exercisable consists of options to purchase 6,250 shares at an exercise price of $2.856 per share, 521 shares at $1.31 per share, 520 shares at $2.07 per share, 14,583 shares at $5.03 per share, 10,417 shares at $7.07 per share and 9,375 shares at $6.60 per share. Unexercisable consists of options to purchase 65,625 shares at an exercise price of $2.156 per share, 6,771 shares at $1.31 per share, 7,292 shares at $2.07 per share, 35,417 shares at $5.03 per share, 39,583 shares at $7.07 per share, 40,625 shares at $6.60 per share and 75,000 shares at $3.03 per share.
(4)	Exercisable consists of options to purchase 3,541 shares at an exercise price of $1.25 per share, 8,750 shares at $5.03 per share and 3,333 shares at $5.76 per share. Unexercisable consists of options to purchase 46,052 shares at an exercise price of $1.25 per share, 5,625 shares at $1.76 per share, 21,250 shares at $5.03 per share, 30,000 shares at $6.60 per share and 36,667 shares at $5.76 per share.

Employment and Severance Agreements

The Company entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. The Company subsequently entered into an amended and restated employment agreement, dated as of December 31, 2002, with Mr. Ahern, providing for a term of employment commencing on December 31, 2002 and ending on December 31, 2005. Pursuant to the original agreement, Mr. Ahern received a salary of $300,000 per year, which was increased to $350,000 per year effective as of the first anniversary of his commencement date pursuant to a vote of the Board of Directors on October 3, 2001. Under the amended and restated employment agreement, Mr. Ahern continues to receive a salary of $350,000 per year.

Upon the execution of the original employment agreement, the Company granted Mr. Ahern a stock option to purchase an aggregate of 150,000 shares of the Company’s Common Stock at an exercise price of $2.156 per share. Upon the execution of the amended and restated employment agreement, the Company granted Mr. Ahern a stock option to purchase an aggregate of 75,000 shares of the Company’s Common Stock at an exercise price of $3.03 per share. These option grants will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), constitute incentive stock options. The option grants will vest in 48 equal monthly installments on each monthly anniversary of the date of the grant. In connection with the amended and restated employment agreement, the Company amended the vesting provisions of the original option grant of 150,000 shares to provide that, if Mr. Ahern is terminated from the Company without cause, the option shall be exercisable within one year following termination, to the extent that the option was exercisable on the termination date. The option will terminate in the event of a discharge of Mr. Ahern for cause.

In order to reward Mr. Ahern if there were a liquidity event for the Company’s stockholders, the amended and restated employment agreement also provides for a cash payment to Mr. Ahern in the event of a change of control of the Company, as defined therein. Such cash payment is equal to a percentage ranging from 0% to 3.5% of the total deal consideration paid by an acquirer in a transaction constituting a change of control of the Company. The percentage paid to Mr. Ahern will vary based on the amount of the total deal consideration.

Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. Under his original employment agreement, Mr. Ahern was entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase up to 50,000 shares of Common Stock. Pursuant to a vote of the Board of Directors on October 3, 2001, the annual bonus Mr. Ahern could earn for performance in 2002 was increased to a maximum of $150,000 in cash and a stock option to purchase a maximum of 100,000 shares of Common Stock. For the year ended December 31, 2002, Mr. Ahern received a bonus of $97,500 and a stock option grant to purchase 65,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus will:

•	have an exercise price equal to the closing price of the Common Stock on the date of grant;

•	to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options, with any balance of the options to be treated as non-statutory stock options; and

•	vest in 48 equal monthly installments on each monthly anniversary of the date of grant.

Pursuant to the amended and restated employment agreement, Mr. Ahern is entitled to receive an annual cash bonus of up to $150,000 in cash. Mr. Ahern has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

The Company entered into an employment agreement, dated as of February 14, 2001, with Richard E. Davis, the Company’s Vice President and Chief Financial Officer, for a term of three years. The Company subsequently entered into an amendment to this employment agreement, dated as of April 28, 2003, pursuant to which, among other things, the term of the employment agreement was extended for an additional year. Pursuant to the employment agreement, Mr. Davis received a salary of $190,000 per year, which was increased to $225,000 effective as of February 14, 2002 and further increased to $250,000 effective as of February 14, 2003, in each case by Mr. Ahern pursuant to discretion granted to Mr. Ahern under such agreement. Upon execution of the original agreement, the Company granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. This option grant will, to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options. The option grant will vest in 48 equal monthly installments on each monthly anniversary of the date of such option grant.

In order to reward Mr. Davis if there were a liquidity event for the Company’s stockholders, the amendment to his employment agreement also provides for a cash payment to Mr. Davis in the event of a change of control of the Company, as defined in the employment agreement, as amended. Such cash payment is equal to a percentage ranging from 0% to 0.875% of the total deal consideration paid by an acquirer in a transaction constituting a change of control of the Company. The percentage paid to Mr. Davis will vary based on the amount of the total deal consideration.

In addition, Mr. Davis is entitled to receive an annual bonus provided that he has satisfied certain financial and performance goals and that the Company has achieved an agreed upon profit margin. For the year ended December 31, 2002, Mr. Davis received a cash bonus of $85,000. Mr. Davis has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,585,315	$4.49	312,007
Equity compensation plans not approved by security holders	243,588	3.32	0

Total	1,828,903	$4.33	312,007

Set forth below is a summary of the warrants and nonqualified options to purchase shares of the Company’s common stock granted by the Company to various officers, directors, employees and consultants.

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

In October 1995, the Company granted an option to purchase 26,315 shares to each Mr. Reinstein and Mr. Segel. The exercise price of each option is $2.15 per share. The options vested monthly over 36 months and expire on October 13, 2005.

In April 1997, the Company granted an option to purchase 10,000 shares to Robert G. Brown, a former officer and current director of the Company. The exercise price of the option was $10.50 per share. The option vested immediately as to 1,389 shares and monthly over 31 months for the remaining 8,611 shares and expires on April 30, 2007.

In February 1998, the Company granted an option to purchase 25,000 shares to Dr. Morris Simon, a former director of the Company. The exercise price of the option is $10.50 per share. The option vests upon the completion of certain milestones and expires on February 13, 2008.

The Company issued a warrant to Fletcher Spaght, dated July 1, 1998, for the purchase of 83,329 shares of common stock, and, in connection with certain consulting services provided by Fletcher Spaght to the Company, the Company later extended the exercise period of the warrant from February 14, 2001 to February 14, 2003. On January 20, 2003, Fletcher Spaght exercised this warrant and repaid in full the remaining balance of the note (see “Certain Relationships and Related Transactions”).

On April 3, 2000, in connection with the Company’s pay down of certain debt, the Company issued Brown Brothers a warrant to purchase 20,000 shares of the Company’s common stock at $4.94 per share. This warrant expires on April 3, 2005.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, the following table sets forth certain information as of January 31, 2003 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each current director and current nominee for director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation” below; and (iv) all directors and executive officers of the Company as of January 31, 2003 as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Entities affiliated with Whitney & Co.(4) 177 Broad Street Stamford, CT 06901	2,504,010	21.22%

Federated Investors, Inc.(5) Federated Investors Tower 5800 Corporate Drive Pittsburgh, PA 15222	1,139,300	9.66%

State of Wisconsin Investment Board(6) P.O. Box 7842 Madison, WI 53707	780,000	6.61%

Dimensional Fund Advisors Inc.(7) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	622,500	5.28%

R. John Fletcher(8) c/o Fletcher Spaght, Inc. 222 Berkeley Street Boston, MA 02116-3761	417,352	3.53%

John E. Ahern(9)	188,446	1.59%

Robert G. Brown(10) 217 Echo Drive Jupiter, FL 33458	148,724	1.24%

Richard E. Davis(11)	82,995	*

Cheryl L. Clarkson(12) c/o Skinhealth, Inc. 233 Needham St., Suite 300 Newton, MA 02464	17,223	*

Francis J. Martin(13) c/o Florence Medical Ltd. 892 Worcester St. Wellesley, MA 02482	16,945	*

James E. Lock, M.D.(14) c/o Children’s Hospital 300 Longwood Avenue Boston, MA 02115	7,223	*

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Harry A. Schult(15) c/o Watch Hill Partners, Inc. 50 Park Row West Providence, RI 02903	4,166	*

All current directors and executive officers of the Company as a group (8 persons)(16)	883,074	7.36%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2)	The number of shares of Common Stock beneficially owned by each holder named above is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after January 31, 2003 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power (or shares such power with an affiliate) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 11,797,456 shares of Common Stock outstanding on January 31, 2003 plus any shares of Common Stock issuable to the holder in question within 60 days after January 31, 2003 upon exercise of stock options or any other rights.
(4)	The number of shares owned by Whitney & Co., a New York limited partnership (“Whitney”), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership (“Equity Partners”), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership (“Debt Fund”), and 113,793 shares held of record by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships. This information is derived from a Schedule 13D filed by Whitney with the Commission on July 17, 1998, and information provided as of February 4, 2003 by Whitney.
(5)	This information is derived from a Schedule 13G filed by Federated Investors, Inc. with the Commission on February 14, 2003. Federated Investors, Inc. (the “Parent’) is the parent holding company of Federated Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock in the Company (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Parent, the Trust, and each of the Trustees declare that this should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities.
(6)	This information is derived from an Amendment to a Schedule 13G filed by State of Wisconsin Investment Board with the Commission on February 12, 2003.
(7)	This information is derived from an Amendment to a Schedule 13G filed by Dimensional Fund Advisors Inc. (“Dimensional”) with the Commission on February 10, 2003, and from information provided as of February 10, 2003 by Dimensional. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (these investment companies and investment vehicles are the “Portfolios”). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 622,500 shares of Common Stock as of December 31, 2002. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.
(8)	Consists of 30,000 shares of Common Stock issuable to Mr. Fletcher within 60 days after January 31, 2003 upon exercise of stock options and 387,352 shares of Common Stock held by Fletcher Spaght, Inc. Mr. Fletcher is a principal stockholder of Fletcher Spaght, Inc. and disclaims ownership of these shares, except to the extent of his pecuniary interest therein.
(9)	Includes 66,668 shares of Common Stock issuable to Mr. Ahern within 60 days after January 31, 2003 upon exercise of stock options and 18,000 shares of Common Stock held by Vanguard Fiduciary Trust FBO John E. Ahern.
(10)	Includes 23,334 shares of Common Stock issuable to Mr. Brown within 60 days after January 31, 2003 upon exercise of stock options.

(11)	Includes 34,687 shares of Common Stock issuable to Mr. Richard E. Davis within 60 days after January 31, 2003 upon exercise of stock options.
(12)	Consists of 17,223 shares of Common Stock issuable to Ms. Clarkson within 60 days after January 31, 2003 upon exercise of stock options.
(13)	Consists of 16,945 shares of Common Stock issuable to Mr. Martin within 60 days after January 31, 2003 upon exercise of stock options.
(14)	Consists of 7,223 shares of Common Stock issuable to Dr. Lock within 60 days after January 31, 2003 upon exercise of stock options.
(15)	Consists of 4,166 shares of Common Stock issuable to Mr. Schult within 60 days after January 31, 2003 upon exercise of stock options.
(16)	Includes an aggregate of 200,246 shares of Common Stock issuable to all current directors and executive officers as a group within 60 days after January 31, 2003 upon exercise of stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with certain consulting services provided by Fletcher Spaght to the Company, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of Common Stock, from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings equal to $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest equal to 5% per annum, and payable on or before February 14, 2003. On January 20, 2003, Fletcher Spaght exercised the warrant and paid in full the remaining amounts due under the note. R. John Fletcher, a member of the Board of Directors of the Company, is currently the Chief Executive Officer of Fletcher Spaght.

In connection with sales of the Company’s CardioSEAL® product and pursuant to the terms of a license agreement with Children’s Medical Center Corporation (“CMCC”), the Company paid an aggregate of $1,632,645 in royalties to CMCC during 2002. James E. Lock, M.D., a member of the Board of Directors of the Company and an affiliate of CMCC, received approximately $392,000 of these royalty payments.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
Richard E. Davis Secretary and Chief Financial Officer

Dated:    April 30, 2003

CERTIFICATIONS

I, John E. Ahern, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of NMT Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Davis, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of NMT Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

2.1	(2)	Asset Purchase Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (13)

2.2		Stock Purchase Agreement, dated as of July 31, 2002, between the Company and Integra LifeSciences Corporation.(14)

3.1		Second Amended and Restated Certificate of Incorporation. (4)

3.2		Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999.(8)

3.3		Amended and Restated By-laws. (1)

4.1		Form of Common Stock Certificate. (1)

4.2

Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (7)

10.1		Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

10.2		Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

10.3		License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994. (1)

10.4	(2)	Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14, 1987. (1)

10.5		Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995. (1)

10.6		Stock Transfer Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995. (1)

10.7	(2)	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.8		Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.9		Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

10.10	(2)	License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

10.11		Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

10.12		Company 1994 Stock Option Plan. (1)(**)

10.13		Company 1996 Stock Option Plan. (1)(**)

10.14		Amendment No. 1 to 1996 Stock Option Plan. (4)(**)

10.15		Company 1996 Stock Option Plan for Non-Employee Directors. (1)(**)

10.16		Amendment No. 1 to 1996 Stock Option Plan for Non-Employee Directors (12)(**)

10.17		Amendment No. 2 to 1996 Stock Option Plan for Non-Employee Directors (**)+

10.18		Company 1998 Stock Incentive Plan (4)(**)

10.19		Company 2001 Stock Incentive Plan (12)(**)

10.20		Company 2001 Employee Stock Purchase Plan (12)(**)

10.21		Common Stock Purchase Warrant No. BBH-1. (10)

10.22		License Agreement, dated as of October 2000, by and between the Company and Children’s Medical Center Corporation. (11)

10.23	(2)	Royalty Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (13)

10.24		Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.25		Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

10.26		Amendment No. 1, dated July 1, 1998 to the Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (9)

10.27		Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

10.28		Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

10.29		Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (3)

10.30		Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (5)

10.31		Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (6)

10.32

Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.33		Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998. (6)

10.34		Stock Option Agreement evidencing grant by the Company to John Ahern, dated as of September 21, 2000. (**)+

10.35		Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (11)(**)

10.36	(2)	Amended and Restated Employment Agreement by and between the Company and John E. Ahern, dated as of December 31, 2002. (**)+

10.37		Amendment dated as of December 31, 2002 to Stock Option Agreement evidencing grant by the Company to John E. Ahern of September 21, 2000. (**)+

10.38		Stock Option Agreement evidencing grant by the Company to John E. Ahern, dated as of December 31, 2002. (**)+

10.39	(2)	Amendment No. 1 dated as of April 28, 2003 to Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (**)

21.1		Subsidiaries of the Registrant.+

23.1		Consent of Ernst & Young LLP+

99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-06463).

(2)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 8, 1998.

(4)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(5)	Incorporated by reference to Exhibits to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998.

(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated June 7, 1999.

(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(9)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(12)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(13)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 5, 2001.

(14)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 31, 2002

+	Previously filed as Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.