Form 10-Q
period 2003-03-31
NMT MEDICAL INC
filed 2003-05-14
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the

Exchange Act). Yes ☐ No ☒

As of May 9, 2003 there were 11,792,842 shares of Common Stock, $.001 par value per share, outstanding.

PART I.—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31, 2003	At December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$21,551,432	$19,933,931
Marketable securities	16,260,152	16,310,152
Receivable from sale of product line	—	3,000,000
Accounts receivable, net of reserves of $265,000	2,632,819	2,457,322
Inventories	1,507,890	1,178,949
Prepaid expenses and other current assets	1,255,865	1,063,463

Total current assets	43,208,158	43,943,817

Property and equipment, at cost:
Laboratory and computer equipment	2,006,414	1,961,165
Leasehold improvements	1,134,545	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	475,648	475,648

	4,805,509	4,760,260
Less—Accumulated depreciation and amortization	3,868,358	3,779,300

	937,151	980,960

Other assets	80,527	167,850

	$44,225,836	$45,092,627

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,966,629	$2,233,443
Accrued expenses	2,170,314	2,964,641
Current portion of debt obligations	17,111	27,865
Discontinued operations liabilities	500,000	910,505

Total current liabilities	4,654,054	6,136,454

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding — none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,832,842 and 11,712,877 shares in 2003 and 2002, respectively	11,833	11,713
Additional paid-in capital	45,019,038	44,728,424
Less: Treasury stock—40,000 shares at cost	(119,600)	—
Unrealized gain on marketable securities	68,000	118,000
Accumulated deficit	(5,407,489)	(5,901,964)

Total stockholders’ equity	39,571,782	38,956,173

	$44,225,836	$45,092,627

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2003	2002
Revenues:
Product sales	$4,914,837	$6,791,861
License fees and royalties	107,150	70,000

Total revenues	5,021,987	6,861,861

Costs and Expenses:
Cost of product sales	1,149,254	1,794,206
Research and development	1,176,473	1,221,431
General and administrative	1,279,113	1,654,647
Selling and marketing	1,151,737	1,224,381

Total costs and expenses	4,756,577	5,894,665

Income from operations	265,410	967,196
Other Income (Expense):
Foreign currency transaction gain (loss)	8,815	(13,105)
Interest expense	(595)	(2,383)
Interest income	220,845	90,052

Total other income (expense), net	229,065	74,564

Income before provision for income taxes	494,475	1,041,760
Provision for income taxes	—	240,000

Net income from continuing operations	494,475	801,760
Loss from discontinued operations	—	(53,998)

Net income	$494,475	$747,762

Basic net income per common share:
Continuing operations	$0.04	$0.07
Discontinued operations	—	—

Net income	$0.04	$0.07

Diluted net income per common and common equivalent share:
Continuing operations	$0.04	$0.07
Discontinued operations	—	—

Net income	$0.04	$0.06

Weighted average common shares outstanding:
Basic	11,760,834	11,302,438

Diluted	12,021,737	12,235,034

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$494,475	$747,762
Net loss from discontinued operations	—	53,998

Net income from continuing operations	494,475	801,760
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	96,381	121,419
Decrease in accounts receivable reserves	—	(12,500)
Stock-based compensation	26,723	52,414
Tax benefit from exercise of stock options	—	491,000
Changes in assets and liabilities—
Accounts receivable	(175,498)	(165,469)
Receivable from sale of product line	3,000,000	18,500,000
Inventories	(328,941)	(329,237)
Prepaid expenses and other current assets	(312,001)	(134,996)
Accounts payable	(266,814)	(144,967)
Accrued expenses	(794,327)	739,541
Deferred gain	—	(1,291,180)

Net cash provided by operations	1,739,998	18,627,785

Net cash used in discontinued operations	(410,505)	(65,212)

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,249)	(114,256)
Decrease in other assets	80,000	50,674

Net cash provided by (used in) investing activities	34,751	(63,582)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	187,138	482,342
Proceeds from issuance of common stock pursuant to employee stock purchase plan	76,873	107,353
Payments of capital lease obligations	(10,754)	(33,479)

Net cash provided by financing activities	253,257	556,216

Effect of exchange rate changes on cash	—	339

Net increase in cash and cash equivalents	1,617,501	19,055,546
Cash and cash equivalents, beginning of period	19,933,931	7,837,496

Cash and cash equivalents, end of period	$21,551,432	$26,893,042

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$595	$3,383

Income taxes	$101,386	$150,000

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

On July 31, 2002, the Company sold its neurosciences business unit to a wholly owned subsidiary of Integra LifeSciences Holding Corporation (“Integra”) for $5.4 million in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying 2002 consolidated financial statements of the Company have been restated to reflect the financial results of the neurosciences business unit as discontinued operations.

2.    Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

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

3.    Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 “Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for financial reports containing financial statements for fiscal years ending, or interim periods beginning, after December 15, 2002. The Company has determined that it will continue to account for options granted under its stock-based compensation plans for employees under APB 25, “Accounting for Stock Issued to Employees”, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3.    Stock-Based Compensation (continued)

	Three Months Ended March 31,
	2003	2002
Net income as reported	$494,475	$747,762
Add: Stock-based compensation included in net income as reported	26,723	52,414
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(282,570)	(158,612)

Pro forma net income	$238,628	$641,564

Basic net income per common share:
As reported	$0.04	$0.07

Pro forma	$0.02	$0.06

Diluted net income per common and common equivalent share:
As reported	$0.04	$0.06

Pro forma	$0.02	$0.05

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the effects on pro forma net income and net income per common share for the three months ended March 31, 2003 and 2002 of expensing the estimated fair value of stock options and shares of common stock issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results from operations for future years.

4.    Cash, Cash Equivalents and Marketable Securities

Marketable securities at March 31, 2003 consisted of various U.S. Government agency debt instruments, with maturities ranging from 4-13 months. There were $68,000 of unrealized gains recorded at March 31, 2003. Accrued interest of approximately $189,000 and $169,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively.

5.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At March 31,	At December 31,
	2003	2002
Components	$586,340	$290,927
Finished goods	921,550	888,022

	$1,507,890	$1,178,949

Finished goods consist of materials, labor and manufacturing overhead.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

6.    Royalties from Sale of Vena Cava Filter Product Line

Commencing in the first quarter of 2003, in connection with the Company’s 2001 sale of its vena cava filter product line to C.R. Bard, Inc. (“Bard”), the Company earned royalties from Bard on its sales of the products. License fees and royalties in the accompanying consolidated statements of operations include these royalties, net of royalties due on such sales to the original inventor.

7.    Net Income per Common and Common Equivalent Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per share was determined by dividing net income by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 949,645 and 136,499 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002, respectively, because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For the Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding	11,760,834	11,302,438
Dilutive effect of assumed exercise of stock options and warrants	260,903	932,596

Weighted average common shares outstanding assuming exercise of stock options and warrants	12,021,737	12,235,034

8.    Comprehensive Income

The only components of comprehensive income reported by the Company are net income, unrealized loss on marketable securities and foreign currency translation adjustments. Subsequent to the July 2002 sale of the Company’s neurosciences business unit, the functional currency of the Company’s remaining subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations after that date.

	For the Three Months Ended March 31,
	2003	2002
Net income	$494,475	$747,762
Unrealized loss on marketable securities	(50,000)	—
Foreign currency translation adjustments	—	(3,000)

Comprehensive income	$444,475	$744,762

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9.    Commitments and Contingencies

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assessment was made, (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company is appealing the Reassessment. In connection with the Company’s sale of the neurosciences business unit to Integra in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association (“AAA”) has selected and confirmed an arbitrator. On January 29, 2003, the parties participated in a preliminary hearing and the arbitrator issued a Scheduling Order. Under the Scheduling Order, the parties recently commenced discovery. Hearings on the matter are currently scheduled to begin on July 28, 2003. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the risks described below under the caption “Certain Factors That May Affect Future Results.”

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

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or installment sales, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not probable, we must establish a valuation allowance. To the extent that we establish a valuation allowance, or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or if we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The net deferred tax asset at March 31, 2003 was zero, net of the valuation allowance.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 9 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

Revenues. Total revenues for the three months ended March 31, 2003 decreased by approximately 26.8%, or $1.8 million, to approximately $5.0 million from approximately $6.9 million for the three months ended March 31, 2002. CardioSEAL® and STARFlex® cardiac septal repair product sales for the three months ended March 31, 2003 increased by approximately 14%, or $600,000, to $4.9 million from $4.3 million for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2002 included approximately $2.5 million of vena cava filter sales in connection with the Company’s transitional manufacturing agreement with C.R. Bard, Inc. (“Bard”), which was completed during 2002. The Company believes that the increase in CardioSEAL® and STARFlex® sales resulted from a variety of factors, including (i) the growing awareness within the medical community that closing a Patent Foramen Ovale (“PFO”) in certain stroke patients offers an alternative to ongoing drug therapy; (ii) the granting of a Pre-Market Aprroval (“PMA”) by the U.S. Food and Drug Administration (“FDA”) in December 2001 for the ventricular septal defect (“VSD”) indication; and (iii) an increase in its direct sales headcount during 2002 from 9 to 17. CardioSEAL® and STARFlex® product sales accounted for 99.8% and 63.5% of total product sales for the three months ended March 31, 2003 and 2002, respectively. The Company anticipates an approximate 20-22% growth of CardioSEAL® and STARFlex® product sales for the full year 2003 compared to 2002, which will be offset by the absence of all vena cava filter product sales in 2003.

License fees and royalties for the three months ended March 31, 2003 increased approximately 53.1%, or $37,000, to $107,000 from $70,000 for the three months ended March 31, 2002. This increase is directly attributable to royalties earned from Bard, which commenced in 2003, net of ongoing royalty expense to the original inventor.

Cost of Product Sales. Cost of product sales for the three months ended March 31, 2003 decreased by approximately 35.9%, or $645,000, to approximately $1.1 million from approximately $1.8 million for the three months ended March 31, 2002. Cost of product sales, as a percentage of product sales, decreased to approximately 23.3% for the three months ended March 31, 2003 as compared to approximately 26.4% for the three months ended March 31, 2002. The decrease in cost of product sales as a percentage of product sales is primarily attributable to the absence in 2003 of vena cava filter sales, which had a higher product cost as a percentage of sales than the Company’s CardioSEAL® and STARFlex® products. Included in cost of product sales are royalty expenses of approximately $446,000 and $377,000 for the three months ended March 31, 2003 and 2002, respectively. The Company expects cost of sales as a percentage of product sales to approximate 25-26% during the balance of 2003, primarily due to a 1% step increase in royalty rates on commercial sales of its CardioSEAL® and STARFlex® products, which increase became effective in March 2003.

Research and Development. Research and development expense was approximately $1.2 million for each of the three-month periods ended March 31, 2003 and 2002. Reductions in outside contract development services were substantially offset by increased patent application legal costs. In March 2003, the Company received conditional approval from the FDA for its planned PFO investigational device exemption (“IDE”) clinical trial (“CLOSURE I”) and anticipates commencing patient enrollment during the second quarter of 2003. Total costs of the clinical trial are estimated to be $17 million over three years, with spending during 2003 estimated at between $5 million to $9 million, depending upon the date of commencement and the rate of patient enrollment. Research and development expense as a percentage of total revenues, which increased to approximately 23.4% for the three months ended March 31, 2003 compared to approximately 17.8% for the three months ended 2002, is expected to approximate 50% in 2003.

General and Administrative. General and administrative expense decreased by approximately 22.7%, or $376,000, to approximately $1.3 million for the three months ended March 31, 2003 from approximately $1.7 million for the three months ended March 31, 2002. The decrease is primarily attributable to reductions in outside professional service expenses, stock-based compensation and travel expenses. General and administrative expense as a percentage of total revenues increased to approximately 25.5% for the three months ended March 31, 2003 compared to 24.1% for the three months ended March 31, 2002, primarily due to the absence of vena cava filter sales in 2003.

Selling and Marketing. Selling and marketing expense was approximately $1.2 million for each of the three-month periods ended March 31, 2003 and 2002. Reductions in marketing event costs were largely offset by increased headcount and related personnel costs primarily in Europe. Selling and marketing expense as a percentage of total revenues increased to approximately 22.9% for the three months ended March 31, 2003 compared to 17.8% for the three months ended March 31, 2002, primarily due to the absence of vena cava filter sales in 2003. The Company expects increased selling and marketing expense during the remainder of 2003, primarily due to the full year impact of the new personnel hired in 2002.

Currency Transaction Gain (Loss). The Company incurred currency transaction gains of approximately $19,000 for the three months ended March 31, 2003 compared to currency transaction losses of approximately $13,000 for the three months ended March 31, 2002. The net change of approximately $32,000 is primarily attributable to the strengthening of the Euro against the U.S. dollar. Approximately 13% and 7% of the Company’s sales for the three months ended March 31, 2003 and 2002, respectively, were denominated in foreign currencies, primarily the Euro.

Interest Expense. Interest expense for the three months ended March 31, 2003 decreased to approximately $1,000 from approximately $2,000 for the three months ended March 31, 2002 as a result of the decrease in the outstanding balance of the Company’s capital lease obligations, which are scheduled to be paid in full during 2003.

Interest Income. Interest income for the three months ended March 31, 2003 increased by approximately 145.2%, or $131,000, to approximately $221,000 from approximately $90,000 for the three months ended March 31, 2002. The increase is primarily attributable to (i) an increase of approximately $12.4 million in cash balances related to the milestone payments received from Bard and the proceeds from the sale of the neurosciences business unit; and (ii) higher interest rates associated with the U.S. Government Agency debt securities purchased by the Company in the quarter ended June 30, 2002. Average interest bearing deposits increased approximately 49% to $36.4 million for the three months ended March 31, 2003 compared to $24.4 million for the three months ended March 31, 2002. The weighted average interest rate on these deposits was approximately 2.42% and 1.40% for the three months ended March 31, 2003 and 2002, respectively. The combination of planned investments in the PFO IDE clinical trial and more comparable year over year weighted average interest rates during the balance of the year is expected to result in an overall increase of approximately 10-15% in interest income for 2003 compared to 2002.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company had no income tax provision for the three months ended March 31, 2003 compared to an income tax provision of $240,000, or approximately 23.0% of income before taxes, for the three months ended March 31, 2002. To the extent that planned investments in the Company’s CLOSURE I clinical trial are expected to result in a net operating loss for the year ending December 31, 2003, the Company’s effective annual tax rate is projected to be zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of approximately $37.8 million at March 31, 2003, an increase of approximately $1.6 million from approximately $36.2 million at December 31, 2002. During the three months ended March 31, 2003, the Company’s operations provided cash of approximately $1.7 million. This consisted of approximately $494,000 of net income, $123,000 of non-cash items and a $1.1 million decrease in working capital items, which included the final $3.0 million milestone payment received from Bard in connection with the Company’s 2001 sale of the vena cava filter product line to Bard.

During the three months ended March 31, 2003, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $45,000 for the three months ended March 31, 2003. At March 31, 2003, the Company had remaining capital lease obligations of approximately $17,000 due in monthly installments through the third quarter of 2003.

The Company is party to various contractual arrangements, including royalty arrangements and employment and consulting agreements.

The total cost of the Company’s recently announced clinical trial is estimated to be approximately $17 million over a three-year period, with fiscal 2003 spending estimated at between $5 million to $9 million, depending upon the commencement date of the trial and the rate of patient enrollment.

The Company believes that existing cash, and cash expected to be generated from operations, will be sufficient to meet its working capital, financing and capital expenditure requirements through at least the end of 2005.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE

During 2001 and 2002, we completed the divestiture of non-strategic businesses through the sale of the vena cava filter product line to Bard and the sale of the neurosciences business unit to Integra. The Company derives substantially all of its ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under a Humanitarian Device Exemption to 4,000 units per year. As demand for these products fluctuates, including the potential impact of the Company’s non-revenue producing clinical trial, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of either of these products will directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

Before certain of our products can be marketed and sold in the United States, including our CardioSEAL® and STARFlex® products, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. Despite the Company’s perception that there is growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy, we need to further validate this to the FDA and the neurological community. We cannot be certain that the Company’s planned significant investment in a PFO IDE clinical trial (Closure I), anticipated to commence during the second quarter of 2003 and for which the Company received conditional approval from the FDA in March 2003, will result in the receipt of a PMA from the FDA. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the divestitures of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION

We are currently involved in the litigation of disputes as described in Item 1 of Part II (Legal Proceedings). An adverse outcome in any one of these disputes could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

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

INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

In the medical device field, there is intense competition for qualified personnel and we cannot be assured that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel, as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner, would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise. The failure to attract and retain such personnel could adversely affect our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003 and December 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The Company’s investments are primarily short-term money market accounts that are carried on the Company’s books at cost, which approximates fair market value, and U.S. Government agency debt instruments that are carried on the Company’s books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in the Company’s consolidated balance sheets. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sale of its neurosciences business unit in July 2002, the Company continues to denominate certain sales in non-U.S. currencies. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

The Company translates the accounts of its foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. The assets and liabilities of these foreign subsidiaries are translated from their local currency into U.S. dollars at the rate of exchange in effect at the end of each reporting period, while stockholders’ equity is translated at historical rates. Prior to the July 2002 sale of the Company’s neurosciences business unit, the Company recorded the effects of changes in balance sheet items (i.e., cumulative foreign currency translation gains and losses) as a component of consolidated stockholders’ equity. The functional currency of the Company’s remaining foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 4.    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b) Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.—OTHER INFORMATION

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assessment was made, (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00) in back taxes, interest and penalties. The Company is appealing the Reassessment. In connection with the Company’s sale of the neurosciences business unit to Integra in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association (“AAA”) has selected and confirmed an arbitrator. On January 29, 2003, the parties participated in a preliminary hearing and the arbitrator issued a Scheduling Order. Under the Scheduling Order, the parties recetly commenced discovery. Hearings on the matter are currently scheduled to begin on July 28, 2003. At this early stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description of Exhibit

99.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 14, 2003

By: /s/    JOHN E. AHERN

John E. Ahern

President and Chief Executive Officer

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Richard E. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NMT Medical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer (principal financial and accounting officer)