Form 10-Q
period 2003-06-30
NMT MEDICAL INC
filed 2003-08-11
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 7, 2003 there were 11,800,837 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30, 2003	At December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$20,638,132	$19,933,931
Marketable securities	16,156,610	16,310,152
Receivable from sale of product line	—	3,000,000
Accounts receivable, net of reserves of $265,000	2,922,312	2,457,322
Inventories	1,966,099	1,178,949
Prepaid expenses and other current assets	990,730	1,063,463

Total current assets	42,673,883	43,943,817

Property and equipment, at cost:
Laboratory and computer equipment	2,077,191	1,961,165
Leasehold improvements	1,136,859	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	480,042	475,648

	4,882,994	4,760,260
Less—Accumulated depreciation and amortization	3,960,930	3,779,300

	922,064	980,960

Other assets	73,204	167,850

	$43,669,151	$45,092,627

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,141,698	$2,233,443
Accrued expenses	2,236,440	2,964,641
Current portion of debt obligations	7,667	27,865
Liabilities from discontinued operations	500,000	910,505

Total current liabilities	4,885,805	6,136,454

Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—11,838,837 and 11,712,877 shares in 2003 and 2002, respectively	11,839	11,713
Additional paid-in capital	45,100,023	44,728,424
Less: Treasury stock—40,000 shares at cost	(119,600)	—
Unrealized gain on marketable securities	8,000	118,000
Accumulated deficit	(6,216,916)	(5,901,964)

Total stockholders’ equity	38,783,346	38,956,173

	$43,669,151	$45,092,627

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$5,275,708	$7,231,092	$10,190,545	$14,022,953
License fees and royalties	138,582	134,640	245,732	204,640

Total revenues	5,414,290	7,365,732	10,436,277	14,227,593

Costs and Expenses:
Cost of product sales	1,218,690	2,051,734	2,367,944	3,845,940
Research and development	1,791,311	1,533,912	2,967,784	2,755,343
General and administrative	1,649,316	1,638,899	2,928,429	3,293,546
Selling and marketing	1,725,830	1,199,695	2,877,567	2,424,076

Total costs and expenses	6,385,147	6,424,240	11,141,724	12,318,905

(Loss) income from operations	(970,857)	941,492	(705,447)	1,908,688
Other Income (Expense):
Foreign currency transaction (loss) gain	(1,341)	60,406	7,474	47,301
Interest expense	(4,671)	(3,270)	(5,266)	(5,653)
Interest income	167,442	173,629	388,287	263,681

	161,430	230,765	390,495	305,329

(Loss) income before provision for income taxes	(809,427)	1,172,257	(314,952)	2,214,017
Provision for income taxes	—	466,000	—	706,000

Net (loss) income from continuing operations	(809,427)	706,257	(314,952)	1,508,017
Loss from discontinued operations	—	(131,000)	—	(184,998)

Net (loss) income	$(809,427)	$575,257	$(314,952)	$1,323,019

Basic net (loss) income per common share:
Continuing operations	$(0.07)	$0.06	$(0.03)	$0.13
Discontinued operations	—	(0.01)	—	(0.02)

Net (loss) income	$(0.07)	$0.05	$(0.03)	$0.12

Diluted net (loss) income per common and common equivalent share:
Continuing operations	$(0.07)	$0.06	$(0.03)	$0.12
Discontinued operations	—	(0.01)	—	(0.02)

Net (loss) income	$(0.07)	$0.05	$(0.03)	$0.11

Weighted average common shares outstanding:
Basic	11,794,340	11,545,331	11,777,679	11,424,555

Diluted	11,794,340	12,307,697	11,777,679	12,232,298

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(314,952)	$1,323,019
Loss from discontinued operations	—	184,998

Net (loss) income from continuing operations	(314,952)	1,508,017
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Depreciation and amortization	239,818	303,171
Decrease in accounts receivable reserves	—	(20,000)
Stock-based compensation	96,873	17,499
Tax benefit from exercise of stock options	—	636,000
Changes in assets and liabilities—
Accounts receivable	(464,990)	(452,660)
Receivable from sale of product line	3,000,000	18,500,000
Inventories	(787,150)	311,698
Prepaid expenses and other current assets	(46,867)	(150,339)
Accounts payable	(91,745)	66,703
Accrued expenses	(728,201)	1,215,884
Deferred gain	—	(2,943,645)

Net cash provided by continuing operations	902,786	18,992,328

Net cash (used in) provided by discontinued operations	(410,505)	172,342

Cash flows from investing activities:
Purchases of property, plant and equipment	(122,734)	(233,003)
Decrease in other assets	80,000	50,674
Purchase of marketable securities	—	(16,192,152)

Net cash used in investing activities	(42,734)	(16,374,481)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	197,979	817,655
Proceeds from issuance of common stock pursuant to employee stock purchase plan	76,873	107,353
Payments of capital lease obligations	(20,198)	(67,677)

Net cash provided by financing activities	254,654	857,331

Effect of exchange rate changes on cash	—	(56,635)

Net increase in cash and cash equivalents	704,201	3,590,885
Cash and cash equivalents, beginning of period	19,933,931	7,837,496

Cash and cash equivalents, end of period	$20,638,132	$11,428,381

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$4,671	$6,653

Income taxes	$101,386	$150,000

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

2. Interim Financial Statements

The accompanying consolidated financial statements at June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for financial reports containing financial statements for fiscal years ending, or interim periods beginning, after December 15, 2002. The Company has determined that it will continue to account for options granted under its stock-based compensation plans for employees under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has elected the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Stock-Based Compensation (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income as reported	$(809,427)	$575,257	$(314,952)	$1,323,019
Add: Stock-based compensation included in net (loss) income as reported	70,150	(34,915)	96,873	17,499
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(280,505)	(256,572)	(563,075)	(415,184)

Pro forma net (loss) income	$(1,019,782)	$283,770	$(781,154)	$925,334

Basic net (loss) income per common share:
As reported	$(0.07)	$0.05	$(0.03)	$0.12

Pro forma	$(0.09)	$0.02	$(0.07)	$0.08

Diluted net (loss) income per common and common equivalent share:
As reported	$(0.07)	$0.05	$(0.03)	$0.11

Pro forma	$(0.09)	$0.02	$(0.07)	$0.08

The Company’s stock option grants vest over several years, and the Company intends to grant varying levels of stock options in future periods. Therefore, the effects on pro forma net income and net income per common share for the three and six-month periods ended June 30, 2003 and 2002 of expensing the estimated fair value of stock options and shares of common stock issued pursuant to the stock option and stock purchase plans are not necessarily indicative of the expected effects on reported results from operations for future years.

4. Cash, Cash Equivalents and Marketable Securities

Marketable securities at June 30, 2003 consisted of various U.S. Government agency debt instruments with maturities ranging from 1 to 10 months. There were $8,000 of unrealized gains recorded at June 30, 2003. Accrued interest receivable of approximately $167,000 and $169,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At June 30, 2003	At December 31, 2002
Components	$579,124	$290,927
Finished goods	1,386,975	888,022

	$1,966,099	$1,178,949

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

7. Net Income per Common and Common Equivalent Share

Basic and diluted net income per share are presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the periods presented. Diluted net income per share was determined by dividing net income by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 2,096,328 common shares for the three and six-month periods ended June 30, 2003 and 287,624 and 146,624 common shares for the three and six-month periods ended June 30, 2002, respectively, have been excluded from the computation of diluted weighted average shares outstanding because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	11,794,340	11,545,331	11,777,679	11,424,555
Dilutive effect of assumed exercise of stock options and warrants	—	762,366	—	807,743

Weighted average common shares outstanding assuming exercise of stock options and warrants	11,794,340	12,307,697	11,777,679	12,232,298

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(809,427)	$575,257	$(314,952)	$1,323,019
Unrealized loss on marketable securities	(60,000)	—	(110,000)	—
Foreign currency translation adjustments	—	255,000	—	252,000

Comprehensive (loss) income	$(869,427)	$830,257	$(424,952)	$1,575,019

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named entities back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00). The Company is appealing the Reassessment. In connection with the Company’s sale of the neurosciences business unit to Integra in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB (PUBL) (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association has selected and confirmed an arbitrator. Hearings on the matter commenced on July 28, 2003. On or about August 7, 2003, the parties agreed to suspend the arbitration proceedings pending settlement discussions. At this stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, other than the historical financial information, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance, or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the risks described below under the caption “Certain Factors That May Affect Future Results”.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include the following.

Revenue Recognition

We recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletins 101A and 101B. We record product revenue when the following four basic criteria are satisfied:

1.	Persuasive evidence of an arrangement between NMT and a third party exists;

2.	Title to the product has transferred to the customer and NMT has no significant post-delivery obligations;

3.	The sales price for the product is fixed or determinable; and

4.	Collection of the sales price is probable.

Our management uses its judgment concerning the satisfaction of these criteria, particularly No. 4 relating to the collectability of the receivables relating to such sales. In addition, products sold to our distributors are not subject to a right of return for unsold product. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected.

We recognize license fees and royalties as they are earned in accordance with relevant contractual provisions.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and our assessment of the customer’s current creditworthiness. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions that we have established, we cannot guarantee that we will continue to experience the same credit loss rates in the future. If the financial condition of certain customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

As a manufacturer of leading edge medical devices, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers.

Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors, including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess or obsolete inventory would have to be adjusted in the future. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of such determination. Although every effort is made to ensure the accuracy of management’s forecasts of future product demand, any significant unanticipated changes in demand could have significant impact on the value of our inventory and reported operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

The net deferred tax asset at June 30, 2003 was zero, net of the valuation allowance.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 9 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs which we may incur in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Expenses Associated With Clinical Trial

During the second quarter ended June 30, 2003, we received full investigational device exemption (“IDE”) approval from the FDA for, and commenced, our Patent Foramen Ovale (“PFO”) clinical trial (“CLOSURE I”) comparing our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. We currently expect that costs for CLOSURE I will be approximately $17 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, we currently expect to incur costs of $5 million to $7 million during 2003, depending significantly upon the rate of patient enrollment. Our management exercises judgment concerning the accounting for various categories of these costs. Certain costs will be expensed as patients are enrolled or upon the occurrence of other specific events during the clinical trial. Certain other estimated costs, principally related to project management and data analysis, will be expensed ratably over the estimated period in which the related services will be provided. Additional STARFlex® product manufactured to accommodate the expected requirements of CLOSURE I are included in inventory as they are saleable units with alternative use outside of the trial. These units will be expensed as they are utilized in CLOSURE I. All expenses related to CLOSURE I are included in research and development in our consolidated statements of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Revenues. CardioSEAL® and STARFlex® cardiac septal repair product sales for the three months ended June 30, 2003 increased by 15.5%, or approximately $706,000, to approximately $5.3 million from approximately $4.6 million for the three months ended June 30, 2002. Total revenues for the three months ended June 30, 2003 decreased by 26.5%, or approximately $2.0 million, to approximately $5.4 million from approximately $7.4 million for the three months ended June 30, 2002. Revenues for the three months ended June 30, 2002 included approximately $2.7 million of vena cava filter sales in connection with the Company’s transitional manufacturing agreement with C.R. Bard, Inc. (“Bard”), which was completed during 2002. The Company believes that the increase in CardioSEAL® and STARFlex® sales resulted from a variety of factors, including (i) the growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy and (ii) an increase in its direct sales and marketing headcount from 11 to 17, primarily in Europe. CardioSEAL® and STARFlex® product sales accounted for 99.7% and 63.0% of total product sales for the three months ended June 30, 2003 and 2002, respectively. The Company currently anticipates an approximate 20% growth in CardioSEAL® and STARFlex® product sales for the full year 2003 compared to 2002. The Company currently expects that the absence of vena cava filter product sales in 2003 will result in an approximate 5% to 6% decrease in total product sales for the full year 2003 compared to 2002.

License fees and royalties for the three months ended June 30, 2003 increased approximately 2.9%, or $4,000, to approximately $139,000 from approximately $135,000 for the three months ended June 30, 2002. This increase is directly attributable to royalties earned from Bard, which commenced in 2003, net of ongoing royalty expense to the original inventor of the vena cava filter products.

Cost of Product Sales. Cost of product sales for CardioSEAL® and STARFlex® for the three months ended June 30, 2003 increased by 17.4%, or approximately $178,000, to approximately $1.2 million from approximately $1.0 million for the three months ended June 30, 2002. Total cost of product sales for the three months ended June 30, 2003 decreased by 40.6%, or approximately $833,000, to approximately $1.2 million from approximately $2.1 million for the three months ended June 30, 2002. Cost of sales for the three months ended June 30, 2002 included approximately $1.0 million related to vena cava filter product sales. Cost of product sales, as a percentage of product sales, for CardioSEAL® and STARFlex® products increased marginally to approximately 22.8% for the three months ended June 30, 2003 as compared to approximately 22.4% for the three months ended June 30, 2002. This increase was primarily attributable to an additional 1% increase in the CardioSEAL® and STARFlex® royalty rate during the quarter ended June 30, 2003. Total cost of sales as a percentage of product sales decreased to approximately 23.1% for the three months ended June 30, 2003 as compared to approximately 28.4% for the three months ended June 30, 2002. The decrease in total cost of product sales as a percentage of product sales is primarily attributable to the absence in 2003 of vena cava filter sales, which had a higher product cost as a percentage of sales than the Company’s CardioSEAL® and STARFlex® products. Included in cost of product sales were royalty expenses of approximately $556,000 and $491,000 for the three months ended June 30, 2003 and 2002, respectively. The Company currently expects that total cost of sales as a percentage of total product sales will increase to between 24.0% and 24.5% during the remainder of 2003, primarily as a result of the increase in the CardioSEAL® and STARFlex® royalty rate.

Research and Development. Research and development expense for the three months ended June 30, 2003 increased by 16.8%, or approximately $257,000, to approximately $1.8 million from approximately $1.5 million for the three months ended June 30, 2002. This increase was primarily attributable to approximately $600,000 of costs associated with the commencement of CLOSURE I, for which the Company received full IDE approval from the FDA during the second quarter of 2003, partially offset by reduced contract product development costs. The CLOSURE I costs consisted of outside data management and analysis providers and increases in clinical department headcount and related costs. The Company currently expects that costs for the CLOSURE I clinical trial will be approximately $17 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of $5 million to $7 million during 2003, depending significantly upon the rate of patient enrollment. As a result, the Company currently expects research and development expense as a percentage of total revenues, which increased to approximately 33.1% for the three months ended June 30, 2003 compared to approximately 20.8% for the three months ended June 30, 2002, will be approximately 45% for the full year 2003.

General and Administrative. General and administrative expense was approximately $1.6 million for each of the three-month periods ended June 30, 2003 and 2002. General and administrative expense as a percentage of total revenues increased to approximately 30.5% for the three months ended June 30, 2003 compared to 22.2% for the three months ended June 30, 2002, primarily due to the absence of vena cava filter sales in 2003.

Selling and Marketing. Selling and marketing expense for the three months ended June 30, 2003 increased by 43.9%, or approximately $526,000, to approximately $1.7 million compared to approximately $1.2 million for the three months ended June 30, 2002. This increase was partially attributable to an increase in direct sales and marketing headcount from 11 to 17, primarily in Europe. In addition, the Company incurred substantial costs to coordinate and sponsor a joint meeting on treating cardiac sources of stroke using its innovative technology for PFO closure. NMT connected, via satellite, Euro-PCR in Paris, the largest interventional cardiology meeting in Europe, and Eurostroke, a major annual European conference attended by stroke neurologists in Valencia, Spain. Selling and marketing expense as a percentage of total revenues increased to approximately 31.9% for the three months ended June 30, 2003 compared to approximately 16.3% for the three months ended June 30, 2002, primarily due to the combination of increased expense levels and the absence of vena cava filter sales in 2003. The Company currently expects a modest reduction in selling and marketing expense as a percentage of total revenues for the remainder of 2003, primarily due to reduced levels of scheduled marketing event costs.

Foreign Currency Transaction (Loss) Gain. The Company incurred foreign currency transaction losses of approximately

$1,000 for the three months ended June 30, 2003 compared to foreign currency transaction gains of approximately $60,000 for the three months ended June 30, 2002. The Euro strengthened in comparison to the U.S. dollar by approximately 5% during the three months ended June 30, 2003 compared to approximately 13% during the three months ended June 30, 2002. For the three months ended June 30, 2003, significant increases in European selling and marketing investments, substantially denominated in Euros, contributed to foreign currency transaction losses. For the three months ended June 30, 2002, during which Euro denominated assets substantially exceeded Euro denominated liabilities, the strengthening of the euro generated net foreign currency transaction gains. Approximately 15% and 6% of revenues for the three months ended June 30, 2003 and 2002, respectively, were denominated in foreign currencies, primarily the Euro.

Interest Income. Interest income for the three months ended June 30, 2003 decreased by 3.6%, or approximately $7,000, to approximately $167,000 from approximately $174,000 for the three months ended June 30, 2002. This decrease was primarily attributable to reduced money market interest rates and amortization of bond premium of the Company’s marketable securities, substantially offset by an approximate $11.7 million increase in average interest-bearing cash balances primarily attributable to the milestone payments received from Bard and the net proceeds from the sale of the neurosciences business unit. Average interest bearing deposits increased approximately 49.6% to approximately $35.5 million for the three months ended June 30, 2003 compared to approximately $23.8 million for the three months ended June 30, 2002. The weighted average interest rate on these deposits was approximately 2.4% and 2.7% for the three months ended June 30, 2003 and 2002, respectively. The Company currently expects that the combination of planned investments in CLOSURE I, more comparable year over year weighted average interest rates during the balance of 2003 and additional bond premium amortization will result in a reduction in interest income of approximately $100,000 for the full year 2003 compared to 2002.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company had no income tax provision for the three months ended June 30, 2003 compared to an income tax provision of $466,000, or approximately 39.8% of income before income taxes, for the three months ended June 30, 2002. The Company currently expects that planned investments in the CLOSURE I clinical trial will result in a net operating loss for the year ending December 31, 2003, and therefore, the Company’s effective annual tax rate is currently projected to be zero.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Revenues. CardioSEAL® and STARFlex® cardiac septal repair product sales for the six months ended June 30, 2003 increased by 14.6%, or approximately $1.3 million, to approximately $10.2 million from approximately $8.9 million for the six months ended June 30, 2002. Total revenues for the six months ended June 30, 2003 decreased by 26.6%, or approximately $3.8 million, to approximately $10.4 million from approximately $14.2 million for the six months ended June 30, 2002. Revenues for the six months ended June 30, 2002 included approximately $5.2 million of vena cava filter sales in connection with the Company’s transitional manufacturing agreement with Bard, which was completed during 2002. The Company believes that the increase in CardioSEAL® and STARFlex® sales resulted from a variety of factors, including (i) the growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy and (ii) an increase in its direct sales and marketing headcount from 11 to 17, primarily in Europe. CardioSEAL® and STARFlex® product sales accounted for 99.7% and 63.2% of total product sales for the six months ended June 30, 2003 and 2002, respectively. The Company currently anticipates an approximate 20% growth in CardioSEAL® and STARFlex® product sales for the full year 2003 compared to 2002. The Company currently expects that the absence of vena cava filter product sales in 2003 will result in an approximate 5% to 6% decrease in total product sales for the full year 2003 compared to 2002.

License fees and royalties for the six months ended June 30, 2003 increased by approximately 20.1%, or $41,000, to $246,000 from $205,000 for the six months ended June 30, 2002. This increase was directly attributable to royalties earned from Bard, which commenced in 2003, net of ongoing royalty expense to the original inventor of the vena cava filter products.

Cost of Product Sales. Cost of product sales for CardioSEAL® and STARFlex® for the six months ended June 30, 2003 increased by 13.9%, or approximately $278,000, to approximately $2.3 million from approximately $2.0 million for the six months ended June 30, 2002. Total cost of product sales for the six months ended June 30, 2003 decreased by 38.4%, or approximately $1.4 million, to approximately $2.4 million from approximately $3.8 million for the six months ended June 30, 2002. Cost of sales for the six months ended June 30, 2002 included approximately $1.8 million related to vena cava filter product sales. Cost of product sales, as a percentage of product sales, for CardioSEAL® and STARFlex® products decreased marginally to approximately 22.9% for the six months ended June 30, 2003 as compared to approximately 23.0% for the six months ended June 30, 2002. Total cost of sales as a percentage of product sales decreased to approximately 23.2% for the six months ended June 30, 2003 as compared to approximately 27.4% for the six months ended June 30, 2002. The decrease in total cost of product sales as a percentage of product sales is primarily attributable to the absence in 2003 of vena cava filter sales, which had a higher product cost as a percentage of sales than the Company’s CardioSEAL® and STARFlex® products. Included in cost of product sales were royalty expenses of approximately $1.0 million and $932,000 for the six months ended June 30, 2003 and 2002, respectively. The Company currently expects total cost of sales as a percentage of total product sales to increase to between 24.0% and 24.5% during the remainder of 2003, primarily as a result of the increased CardioSEAL® and STARFlex® royalty rate.

Research and Development. Research and development expense for the six months ended June 30, 2003 increased by 7.7%, or approximately $212,000, to approximately $3.0 million from approximately $2.8 million for the six months ended June 30, 2002. This increase was primarily attributable to approximately $600,000 of costs associated with the commencement of CLOSURE I, for which the Company received full IDE approval from the FDA during the second quarter of 2003, partially offset by reduced contract product development costs. The CLOSURE I costs consisted of outside data management and analysis providers and increases in clinical department headcount and related costs. The Company currently expects that costs for the CLOSURE I clinical trial will be approximately $17 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of $5 million to $7 million during 2003, depending significantly upon the rate of patient enrollment. As a result, the Company currently expects that research and development expense as a percentage of total revenues, which increased to approximately 28.4% for the six months ended June 30, 2003 compared to approximately 19.4% for the six months ended June 30, 2002, will be approximately 45% for the full year 2003.

General and Administrative. General and administrative expense for the six months ended June 30, 2003 decreased by 11.1%, or approximately $365,000 to approximately $2.9 million from approximately $3.3 million for the six months ended June 30, 2002. The decrease was primarily attributable to a reduction in outside professional fees. General and administrative expense as a percentage of total revenues increased to approximately 28.1% for the six months ended June 30, 2003 compared to 23.1% for the six months ended June 30, 2002, primarily due to the absence of vena cava filter sales in 2003.

Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2003 increased by 18.7%, or approximately $453,000, to approximately $2.9 million compared to approximately $2.4 million for the six months ended June 30, 2002. This increase was partially attributable to an increase in direct sales and marketing headcount from 11 to 17, primarily in Europe. In addition, the Company incurred substantial costs to coordinate and sponsor a joint meeting on treating cardiac sources of stroke using its innovative technology for PFO closure. NMT connected, via satellite, Euro-PCR in Paris, the largest interventional cardiology meeting in Europe, and Eurostroke, a major annual European conference attended by stroke neurologists in Valencia, Spain. Selling and marketing expense as a percentage of total revenues increased to approximately 27.6% for the six months ended June 30, 2003 compared to approximately 17.0% for the six months ended June 30, 2002, primarily due to the combination of increased expense levels and the absence of vena cava filter sales in 2003. The Company currently expects a modest reduction in selling and marketing expense as a percentage of total revenues for the remainder of 2003, primarily due to reduced levels of scheduled marketing event costs.

Foreign Currency Transaction (Loss) Gain . The Company had foreign currency transaction gains of approximately $7,000 for the six months ended June 30, 2003 compared to currency transaction gains of approximately $47,000 for the six months ended June 30, 2002. The net change of approximately $40,000 was primarily attributable to the strengthening of the Euro against the U.S. dollar in both years, reduced by the effect of significant increases in European sales and marketing costs, predominantly denominated in Euros. Approximately 14% and 6% of revenues for the six months ended June 30, 2003 and 2002, respectively, were denominated in foreign currencies, primarily the Euro.

Interest Income. Interest income for the six months ended June 30, 2003 increased by approximately 47.3%, or $125,000, to approximately $388,000 from approximately $264,000 for the six months ended June 30, 2002. This increase was primarily attributable to (i) an approximate $11.9 million increase in average interest-bearing cash balances primarily attributable to the milestone payments received from Bard and the net proceeds from the sale of the neurosciences business unit; and (ii) higher interest rates associated with the U.S. Government Agency debt securities purchased by the Company during the quarter ended June 30, 2002, partially offset by reduced money market interest rates and amortization of bond premiums. Average interest bearing deposits increased approximately 49.4% to approximately $36.0 million for the six months ended June 30, 2003 compared to approximately $24.1 million for the six months ended June 30, 2002. The weighted average interest rate on these deposits was approximately 2.4% and 2.1% for the six months ended June 30, 2003 and 2002, respectively. The Company currently expects that the combination of planned investments in CLOSURE I, more comparable year over year weighted average interest rates during the balance of 2003 and additional bond premium amortization will result in a reduction in interest income of approximately $100,000 for the full year 2003 compared to 2002.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company had no income tax provision for the six months ended June 30, 2003 compared to an income tax provision of $706,000, or approximately 38.4% of income before income taxes, for the six months ended June 30, 2002. The Company currently expects that planned investments in the Company’s CLOSURE I clinical trial will result in a net operating loss for the year ending December 31, 2003, and, therefore, the Company’s effective annual tax rate is currently projected to be zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of approximately $36.8 million at June 30, 2003, an increase of approximately $600,000 from approximately $36.2 million at December 31, 2002. During the six months ended June 30, 2003, the Company’s operations provided cash of approximately $903,000. This consisted of the final $3.0 million milestone payment received from Bard in connection with the 2001 sale of the vena cava filter product line and approximately $337,000 of net noncash charges, offset by a net loss of approximately $315,000 and an approximate $2.1 million net decrease in working capital items exclusive of the Bard milestone payment.

During the six months ended June 30, 2003, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;
•	trading activities in non-exchange traded contracts; or
•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $123,000 for the six months ended June 30, 2003. At June 30, 2003, the Company had remaining capital lease obligations of approximately $8,000 due in monthly installments through September 2003.

The Company has operating lease commitments, primarily for its manufacturing, laboratory and administrative facility, of approximately $950,000 annually through September 2006.

The Company currently expects that the costs of the recently initiated CLOSURE I clinical trial will be approximately $17 million over a three to four year period, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of $5 million to $7 million during 2003, depending significantly upon the rate of patient enrollment. The Company expects that these ongoing investments will result in continued operating losses through 2004.

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

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE

During 2001 and 2002, we completed the divestiture of non-strategic businesses through the sale of the vena cava filter product line to Bard and the sale of the remainder of the neurosciences business unit to Integra. The Company derives substantially all of its ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under a Humanitarian Device Exemption to 4,000 units per year. As demand for these products fluctuates, including the potential impact of the Company’s non-revenue producing clinical trial, our financial results on a quarterly or annual basis may be significantly impacted and we may incur quarterly or annual operating losses in the future. Accordingly, events or circumstances adversely affecting the sales of either of these products will directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO COMMERCIALIZATION, PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF OUR PRODUCTS.

Before certain of our products can be marketed and sold in the United States, including our CardioSEAL® and STARFlex® products, we may be required to conduct further research, product development, preclinical and clinical testing and obtain additional governmental regulatory approvals. Despite the Company’s perception that there is growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy, we need to further validate this to the FDA and the neurological community. We cannot be certain that the Company’s planned significant investment in a PFO IDE clinical trial (Closure I), which commenced during the second quarter of 2003 and for which the Company received full IDE approval from the FDA in the second quarter of 2003, will result in the receipt of a pre-market approval (“PMA”) from the FDA. We cannot be certain that our current products, or products currently under development, will achieve or continue to have market acceptance. Certain of the medical indications that can be treated by our devices can also be treated by surgery, drugs or other medical devices. Currently, the medical community widely accepts many alternative treatments, and these other treatments have a long history of use. We cannot be certain that our devices and procedures will be able to replace such established treatments or that either physicians or the medical community, in general, will accept and utilize our devices or any other medical products that we may develop. In addition, our future success depends, in part, on our ability to develop additional products. Even if we determine that a product candidate has medical benefits, the cost of commercializing that product candidate may be too high to justify development. In addition, competitors may develop products that are more effective, cost less or are ready for commercial introduction before our products. If we are unable to develop additional, commercially viable products, our future prospects will be limited.

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

Furthermore, we cannot be certain that others have not or will not develop similar products, duplicate any of our products or design around any patents issued, or that may be issued in the future, to us or to our licensors. Whether or not patents are issued to us or to our licensors, others may hold or receive patents which contain claims having a scope that covers products developed by us. We could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties. In addition, we may be required to obtain licenses to patents or proprietary rights from third parties. There can be no assurance that such licenses will be available on acceptable terms, if at all.

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2011 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. We have increased our combined U.S. and European sales and marketing organization headcount from 11 to 17 from the first quarter of 2002 through the second quarter of 2003. Due to our relatively new sales staff, and because we marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL® and STARFlex® implant devices and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION

We are currently involved in the litigation of disputes as described in Item 1 of Part II (Legal Proceedings). An adverse outcome in any one of these disputes could negatively impact our business or financial condition.

PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS AND UNINSURED OR UNDERINSURED LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third party distributors alleging that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms, or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim, or other claim, with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

In the medical device field, there is intense competition for qualified personnel and we cannot be certain that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel, as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner, would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise. The failure to attract and retain such personnel could adversely affect our business.

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

THE SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK COULD LIMIT INVESTORS’ ABILITY TO INFLUENCE CORPORATE ACTIONS.

A few of our stockholders, including Whitney & Co. and related entities, own a significant percentage of our outstanding common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership of our common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of our common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003 and December 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The Company’s investments are primarily short-term money market accounts that are carried on the Company’s books at cost, which approximates fair market value, and U.S. Government agency debt instruments that are carried on the Company’s books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in the Company’s consolidated balance sheets. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

The Company is subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although the Company has decreased its international operations following the sale of its neurosciences business unit in July 2002, the Company continues to denominate certain revenues and costs in non-U.S. currencies. Accordingly, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial condition.

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

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about September 24, 2001, the three French subsidiaries of the Company’s former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal, Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named entities back taxes, interest and penalties in excess of FF11 million, which is the currency in which the assessment was made (approximately $1.5 million, assuming an exchange rate of FF 7.21 = USD 1.00). The Company is appealing the Reassessement. In connection with the Company’s sale of the neurosciences business unit to Integra in July 2002, the Company agreed to specifically indemnify Integra against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB (PUBL) (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt. The Demand, in the amount of $10 million, plus legal fees and interest, claims that the Company is in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association has selected and confirmed an arbitrator. Hearings on the matter commenced on July 28, 2003. On or about August 7, 2003, the parties agreed to suspend the arbitration proceedings pending settlement discussions. At this stage in the case, the Company is unable to express an opinion as to the likely outcome of this matter.

Other than as described above, the Company has no material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of the Company was held on June 18, 2003 (the “Meeting”). Present at the meeting in person or through representation by proxy were a total of 11,486,395 shares of Common Stock out of a total of 11,792,842 shares entitled to vote, thereby constituting a quorum. The actions taken at the Meeting consisted of:

(1)	election of eight members of the Board of Directors of the Company, each to serve for a one-year term;
(2)	approval of an amendment to the 2001 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder from 500,000 shares to 700,000 shares;
(3)	approval of an amendment to the 2001 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder from 125,000 shares to 275,000 shares;
(4)	approval of an amendment to the 1996 Stock Option Plan for Non-Employee Directors to increase the number of shares of the

Company’s common stock authorized for issuance thereunder from 225,000 shares to 325,000 shares; and

(5)	ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants.

The results of the voting on the matters presented to the stockholders at the Meeting are as set forth below; there were no broker non-votes for any of the matters.

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	11,427,954	58,441
Robert G. Brown	10,239,132	1,247,263
Cheryl L. Clarkson	11,374,132	112,263
R. John Fletcher	10,125,354	1,361,041
Daniel F. Hanley, M.D.	11,428,505	57,890
James E. Lock, M.D.	10,293,505	1,192,890
Francis J. Martin	8,688,287	2,798,108
Harry A. Schult	8,685,722	2,800,673

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
AMENDMENT TO 2001 STOCK INCENTIVE PLAN	6,051,621	5,156,974	277,800
AMENDMENT TO 2001 EMPLOYEE STOCK PURCHASE PLAN	7,292,202	3,909,493	284,700
AMENDMENT TO 1996 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS	8,675,598	2,526,032	284,765
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP	11,436,348	31,300	18,747

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Exhibit

10.1	2001 Stock Incentive Plan, as amended.

10.2	2001 Employee Stock Purchase Plan, as amended.

10.3	1996 Stock Option Plan for Non-Employee Directors, as amended.

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 7, 2003, the Company furnished a Current Report on Form 8-K containing a copy of its earnings release for the quarter ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 11, 2003	By:	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer

Date: August 11, 2003	By:	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer

Exhibit Index

Number	Description of Exhibit

10.1	2001 Stock Incentive Plan, as amended.

10.2	2001 Employee Stock Purchase Plan, as amended.

10.3	1996 Stock Option Plan for Non-Employee Directors, as amended.

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.