Form 10-Q
period 2003-09-30
NMT MEDICAL INC
filed 2003-11-12
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 6, 2003 there were 11,858,037 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30, 2003	At December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$25,506,233	$19,933,931
Marketable securities	10,088,736	16,310,152
Receivable from sale of product line	—	3,000,000
Accounts receivable, net of reserves of $265,000	2,533,855	2,457,322
Inventories	2,220,251	1,178,949
Prepaid expenses and other current assets	1,631,698	1,063,463

Total current assets	41,980,773	43,943,817

Property and equipment, at cost:
Laboratory and computer equipment	2,095,597	1,961,165
Leasehold improvements	1,136,859	1,134,545
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	480,043	475,648

	4,901,401	4,760,260
Less—Accumulated depreciation and amortization	4,050,730	3,779,300

	850,671	980,960

Other assets	65,880	167,850

	$42,897,324	$45,092,627

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,792,286	$2,233,443
Accrued expenses	2,847,253	2,964,641
Current portion of debt obligations	—	27,865
Liabilities from discontinued operations	500,000	910,505

Total current liabilities	5,139,539	6,136,454

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—11,893,885 and 11,712,877 shares in 2003 and 2002, respectively	11,894	11,713
Additional paid-in capital	45,266,063	44,728,424
Less: Treasury stock—40,000 shares at cost	(119,600)	—
Unrealized gain on marketable securities	40,000	118,000
Accumulated deficit	(7,440,572)	(5,901,964)

Total stockholders’ equity	37,757,785	38,956,173

	$42,897,324	$45,092,627

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$5,367,868	$5,007,307	$15,558,413	$19,030,260
License fees and royalties	499,332	118,434	745,064	323,074

Total revenues	5,867,200	5,125,741	16,303,477	19,353,334

Costs and Expenses:
Cost of product sales	1,235,345	1,417,601	3,603,289	5,263,541
Research and development	2,031,244	1,488,312	4,999,028	4,243,655
General and administrative	1,285,790	887,101	4,214,219	4,180,647
Selling and marketing	1,375,305	1,439,131	4,252,872	3,863,207
Settlement of litigation	1,245,357	—	1,245,357	—

Total costs and expenses	7,173,041	5,232,145	18,314,765	17,551,050

Gain on sale of product line	—	4,000,000	—	4,000,000

(Loss) income from operations	(1,305,841)	3,893,596	(2,011,288)	5,802,284

Other Income (Expense):
Foreign currency transaction gain	8,130	6,621	15,604	53,922
Interest expense	(95)	(1,452)	(5,361)	(7,105)
Interest income	74,150	206,357	462,437	470,038

Total other income, net	82,185	211,526	472,680	516,855

(Loss) income before provision for income taxes	(1,223,656)	4,105,122	(1,538,608)	6,319,139
Provision for income taxes	—	1,572,000	—	2,278,000

Net (loss) income from continuing operations	(1,223,656)	2,533,122	(1,538,608)	4,041,139
Discontinued operations:
Income (loss) from discontinued operations	—	145,345	—	(39,653)
Gain on sale of discontinued operations, including income tax benefit of $4,022,000	—	4,040,327	—	4,040,327

Net gain from discontinued operations	—	4,185,672	—	4,000,674

Net (loss) income	$(1,223,656)	$6,718,794	$(1,538,608)	$8,041,813

Basic net (loss) income per common share:
Continuing operations	$(0.10)	$0.22	$(0.13)	$0.35
Discontinued operations	—	0.36	—	0.35

Net (loss) income	$(0.10)	$0.58	$(0.13)	$0.70

Diluted net (loss) income per common and common equivalent share:
Continuing operations	$(0.10)	$0.21	$(0.13)	$0.33
Discontinued operations	—	0.34	—	0.33

Net (loss) income	$(0.10)	$0.55	$(0.13)	$0.66

Weighted average common shares outstanding:
Basic	11,812,436	11,619,621	11,789,392	11,490,292

Diluted	11,812,436	12,221,692	11,789,392	12,181,617

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,538,608)	$8,041,813
Net gain from discontinued operations	—	(4,000,674)

Net (loss) income from continuing operations	(1,538,608)	4,041,139
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	436,816	427,738
Decrease in accounts receivable reserves	—	(72,500)
Stock-based compensation	153,012	(131,172)
Tax benefit from exercise of stock options	—	655,000
Changes in assets and liabilities:
Accounts receivable	(76,533)	179,460
Receivable from sale of product line	3,000,000	18,500,000
Inventories	(1,041,302)	275,580
Prepaid expenses and other current assets	(687,835)	(304,395)
Accounts payable	(441,157)	186,278
Accrued expenses	(117,388)	1,003,696
Deferred gain	—	(3,374,069)

Net cash (used in) provided by continuing operations	(312,995)	21,386,755

Net cash (used in) provided by discontinued operations	(410,505)	1,831,480

Cash flows from investing activities:
Purchases of property, plant and equipment	(141,141)	(338,085)
Decrease in other assets	80,000	50,674
Proceeds from sale of discontinued operations, net of cash sold	—	4,833,000
Proceeds from maturities of marketable securities	6,000,000	—
Purchases of marketable securities	—	(16,192,152)

Net cash provided by (used in) investing activities	5,938,859	(11,646,563)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	230,146	852,945
Proceeds from issuance of common stock pursuant to employee stock purchase plan	154,662	203,870
Payments of capital lease obligations	(27,865)	(95,932)

Net cash provided by financing activities	356,943	960,883

Effect of exchange rate changes on cash	—	(37,649)

Net increase in cash and cash equivalents	5,572,302	12,494,906
Cash and cash equivalents, beginning of period	19,933,931	7,837,496

Cash and cash equivalents, end of period	$25,506,233	$20,332,402

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$5,359	$7,105

Income taxes	$116,746	$159,304

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

On July 31, 2002, the Company sold its neurosciences business unit to a wholly owned subsidiary of Integra LifeSciences Holding Corporation (“Integra”) for $5.4 million in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying 2002 consolidated financial statements of the Company reflect the financial results of the neurosciences business unit as discontinued operations.

2. Interim Financial Statements

The accompanying consolidated financial statements at September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Stock-Based Compensation

The Company accounts for options granted under its stock-based compensation plans for employees under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has elected the disclosure-only alternative under SFAS No. 123, “Accounting for Stock Based Compensation” and the enhanced disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123”. Under APB No. 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income as reported	$(1,223,656)	$6,718,794	$(1,538,608)	$8,041,813
Add (Less): Stock-based compensation adjustments included in net income or loss as reported	56,139	(148,671)	153,012	(131,172)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(378,109)	(313,552)	(941,184)	(728,736)

Pro forma net (loss) income	$(1,545,626)	$6,256,571	$(2,326,780)	$7,181,905

Basic net (loss) income per common share:
As reported	$(0.10)	$0.58	$(0.13)	$0.70

Pro forma	$(0.13)	$0.54	$(0.20)	$0.63

Diluted net (loss) income per common and common equivalent share:
As reported	$(0.10)	$0.55	$(0.13)	$0.66

Pro forma	$(0.13)	$0.51	$(0.20)	$0.59

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Stock-Based Compensation (continued)

The Company’s stock option grants vest over several years, and the Company intends to grant varying levels of stock options in future periods. Therefore, the effects on pro forma net income and net income per common share for the three and nine-month periods ended September 30, 2003 and 2002 of expensing the estimated fair value of stock options and shares of common stock issued pursuant to the stock option and stock purchase plans are not necessarily indicative of the expected effects on reported results from operations for future years.

4. Cash, Cash Equivalents and Marketable Securities

Marketable securities at September 30, 2003 consisted of various U.S. Government agency debt instruments with maturities ranging from 3 to 7 months. There was $40,000 of unrealized gain recorded at September 30, 2003. Accrued interest receivable of approximately $152,000 and $169,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At September 30, 2003	At December 31, 2002
Components	$842,231	$290,927
Finished goods	1,378,020	888,022

	$2,220,251	$1,178,949

Finished goods consist of materials, labor and manufacturing overhead.

6. Sale of Neurosciences Business Unit

On July 31, 2002, the Company sold all of the outstanding stock of the companies comprising its neurosciences business unit to Integra for $5.4 million in cash. For the three months ended September 30, 2002, the Company recorded an estimated pre-tax gain from the sale of discontinued operations of approximately $18,000 and a tax benefit of approximately $4.0 million attributable to utilization of capital losses on the sale. This capital loss was largely attributable to the $6.8 million goodwill write-off and the $7.1 million asset impairment charge related to other long-lived assets of this business unit recorded in fiscal 1999 and 2000, respectively, for financial statement purposes. In the three months ended December 31, 2002, the Company adjusted the pre-tax gain to actual, resulting in a pre-tax loss of approximately $248,000, and adjusted the tax benefit to approximately $5.2 million. The net gain on sale of discontinued operations totaled approximately $4.9 million for the year ended December 31, 2002.

7. Sale of Vena Cava Filter Product Line

On November 5, 2001, the Company sold the assets comprising its vena cava filter product line to C.R. Bard, Inc. (“Bard”) pursuant to an asset purchase agreement. In exchange for these assets, the company received $8.5 million at closing and $18.5 million in January 2002 and the right to receive up to an additional $7 million tied to certain performance and delivery milestones. The Company continued to manufacture the products for Bard through June 30, 2002 pursuant to the agreement and completed the transfer of manufacturing responsibilities to Bard in the third quarter of 2002, resulting in the receipt of a $4.0 million milestone payment from Bard on September 30, 2002, which was recorded as gain on sale of product line in the three months ended September 30, 2002. In the fourth quarter of 2002, the Company recognized an additional $3.0 million gain, representing the final contingent consideration under the asset purchase agreement, related to the receipt by Bard, as of December 31, 2002, of FDA regulatory approval for commercial sale and use of its RecoveryTM Filter. The aggregate $7.0 million of contingent consideration was recorded as additional sale of product line for the year ended December 31, 2002.

Under the transitional manufacturing agreement, the Company agreed to sell vena cava filter products to Bard at a discounted price, and the Company recorded the estimated aggregate discount as part of the deferred gain that was amortized to revenue over the production and sales period. Total vena cava filter product sales were approximately $5.2 million for the six months ended June 30, 2002 and for the year ended December 31, 2002. The original deferred gain at December 31, 2001 also included estimated costs associated with certain arbitration proceedings directly attributable to the sale of the vena cava filter product line. The Company’s aggregate costs associated with these legal proceedings reduced the deferred gain balance to zero at December 31, 2002.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Sale of Vena Cava Filter Product Line (continued)

Commencing in the first quarter of 2003, the Company earned royalties from Bard on its sales of the vena cava filter products. License fees and royalties in the accompanying consolidated statements of operations include these royalties, net of royalties due on such sales to the original inventor.

8. Settlement of Litigation

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt (“BTE”). The Demand, in the amount of $10.0 million, plus legal fees and interest, claimed that the Company was in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market surgical clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association selected and confirmed an arbitrator, and hearings on the matter commenced on July 28, 2003. On September 22, 2003, the Company and BTE entered into a settlement agreement, pursuant to which the Company paid $950,000 to BTE and BTE agreed to a general release of any and all claims against the Company. In addition, the Company acquired certain patent applications, patents and patent rights related to these clip products. Also as part of the settlement, the Company and BTE terminated the license and technology agreement and agreed to have the case dismissed with prejudice. The Company and BTE each paid half of the fees payable to the American Arbitration Association. For the three months ended September 30, 2003, the Company recorded a charge to operations of approximately $1.2 million, consisting of the $950,000 settlement amount plus legal fees and associated costs.

9. Net Income Per Common and Common Equivalent Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, “Earnings Per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net income available for common shareholders by the weighted average common shares outstanding during the periods presented. Diluted net income per share was determined by dividing net income by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 2,051,227 common shares for the three and nine-month periods ended September 30, 2003 and 736,049 and 604,799 common shares for the three and nine-month periods ended September 30, 2002, respectively, have been excluded from the computation of diluted weighted average shares outstanding because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	11,812,436	11,619,621	11,789,392	11,490,292
Dilutive effect of assumed exercise of stock options and warrants	—	602,071	—	691,325

Weighted average common shares outstanding assuming exercise of stock options and warrants	11,812,436	12,221,692	11,789,392	12,181,617

10. Comprehensive Income

The only components of comprehensive income reported by the Company are net income, unrealized gain (loss) on marketable securities and foreign currency translation adjustments. Subsequent to the July 2002 sale of the Company’s neurosciences business unit, the functional currency of the Company’s remaining subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations after that date.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(1,223,656)	$6,718,794	$(1,538,608)	$8,041,813
Unrealized gain (loss) on marketable securities	32,000	131,000	(78,000)	131,000
Foreign currency translation adjustments	—	19,000	—	271,000

Comprehensive (loss) income	$(1,191,656)	$6,868,794	$(1,616,608)	$8,443,813

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

Litigation

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office, which is still ongoing. On September 30, 2003, AGA requested that the Court dismiss the suit without prejudice to the Company’s ability to refile the suit after the conclusion of the patent reexamination proceeding. The Company opposed AGA’s request. The Court has yet to rule on AGA’s request.

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

Expenses Associated with Clinical Trial

During the second quarter ended June 30, 2003, the Company received full investigational device exemption (“IDE”) approval from the FDA for, and commenced, its Patent Foramen Ovale (“PFO”) clinical trial (“CLOSURE I”) comparing its STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. The Company currently expects that costs for CLOSURE I will approximate $20.0 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of up to $4.0 million during 2003, depending significantly upon the ongoing rate of patient enrollment. Management judgment is required in determining methodologies used to recognize various costs. Certain costs will be expensed as patients are enrolled or upon the occurrence of other specific events during the clinical trial. Certain other estimated costs, principally related to project management and data analysis, will be expensed ratably over the estimated period in which the related services will be provided. Additional STARFlex® product manufactured to accommodate the expected requirements of CLOSURE I are included in inventory as they are saleable units with alternative use outside of the trial. These units will be expensed as they are utilized in CLOSURE I. All expenses related to CLOSURE I are included in research and development in the consolidated statements of operations.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletins 101A and 101B. We record product revenue when the following four basic criteria are satisfied:

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

We recognize license fees and royalties as they are earned in accordance with relevant contractual provisions. Where appropriate, license fees and royalties are reflected net of payments due to third parties.

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

Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors, including historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess or obsolete inventory would have to be adjusted. If inventory is determined to be overvalued, we would be required to recognize such costs as cost of goods sold at the time of that determination. Although management expends every effort to ensure the accuracy of its forecasts of product demand, any significant unanticipated changes in demand could have significant impact on the value of our inventory and reported operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue or installment sales, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not probable, we must establish a valuation allowance. To the extent that we establish a valuation allowance, or increase this allowance in a period, we must include an expense within the tax provision in our consolidated statements of operations.

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

The net deferred tax asset at September 30, 2003 was zero, net of the valuation allowance.

Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Note 11 of Notes to Consolidated Financial Statements, management periodically reviews estimates of potential costs which we may incur in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Expenses Associated With Clinical Trial

During the second quarter ended June 30, 2003, we received full investigational device exemption (“IDE”) approval from the FDA for, and commenced, our Patent Foramen Ovale (“PFO”) clinical trial (“CLOSURE I”) comparing our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. We currently expect that costs for CLOSURE I will be approximately $20.0 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, we currently expect to incur costs of up to $4.0 million during 2003, depending significantly upon the ongoing rate of patient enrollment. Management judgment is required in determining methodologies used to recognize various costs. Certain costs will be expensed as patients are enrolled or upon the occurrence of other specific events during the clinical trial. Certain other estimated costs, principally related to project management and data analysis, will be expensed ratably over the estimated period in which the related services will be provided. Additional STARFlex® product manufactured to accommodate the expected requirements of CLOSURE I are included in inventory as they are saleable units with alternative use outside of the trial. These units will be expensed as they are utilized in CLOSURE I. All expenses related to CLOSURE I are included in research and development in our consolidated statements of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. CardioSEAL® and STARFlex® cardiac septal repair product sales for the three months ended September 30, 2003 increased by 7.5%, or approximately $373,000, to approximately $5.3 million from approximately $5.0 million for the three months ended September 30, 2002. Total revenues for the three months ended September 30, 2003 increased by 14.4%, or approximately $741,000, to approximately $5.9 million from approximately $5.1 million for the three months ended September 30, 2002. CardioSEAL® and STARFlex® product sales accounted for substantially all of total product sales for the three months ended September 30, 2003 and 2002. Although the Company believes that there is growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy, CardioSEAL® and STARFlex® sales growth over prior year levels was below previously announced expectations. To date, European sales have not increased commensurate with the Company’s investments in Europe. In addition, the Company believes that U.S. sales levels are being impacted by CLOSURE I and increased competition from other clinical trials and commercial sales efforts. Based on the foregoing, the Company has revised its previously announced guidance regarding growth of product sales and currently anticipates an approximate 12% growth in CardioSEAL® and STARFlex® product sales for the full year 2003 compared to 2002. The Company currently expects that the absence of vena cava filter product sales in 2003 will result in an approximate 11% decrease in total product sales for the full year 2003 compared to 2002.

License fees and royalties for the three months ended September 30, 2003 increased by 321.6%, or approximately $381,000, to approximately $499,000 from approximately $118,000 for the three months ended September 30, 2002. This increase was primarily attributable to royalties earned from C.R. Bard, Inc. (“Bard”), which royalty payments commenced in 2003, net of ongoing royalty expense due to the original inventor of the vena cava filter products.

Cost of Product Sales. Cost of product sales for CardioSEAL® and STARFlex® was approximately $1.2 million for each of the three-month periods ended September 30, 2003 and 2002. Total cost of product sales for the three months ended September 30, 2003 decreased by 12.9%, or approximately $182,000, to approximately $1.2 million from approximately $1.4 million for the three months ended September 30, 2002. Total cost of product sales for the three months ended September 30, 2002 included approximately $157,000 associated with vena cava filter manufacturing and ongoing royalties due to the original inventor based upon Bard’s sales of the product. Cost of product sales, as a percentage of product sales, for CardioSEAL® and STARFlex® products increased to approximately 23.6% for the three months ended September 30, 2003 as compared to approximately 23.3% for the three months ended September 30, 2002. This increase was primarily attributable to an additional 1% increase in the CardioSEAL® and STARFlex® royalty rate which took effect during the first quarter of 2003. Total cost of product sales as a percentage of total product sales decreased to approximately 23.0% for the three months ended September 30, 2003 as compared to approximately 28.3% for the three months ended September 30, 2002. The decrease in total cost of product sales as a percentage of total product sales was primarily attributable to the absence in 2003 of vena cava filter costs. Included in total cost of product sales were royalty expenses of approximately $529,000 and $460,000 for the three months ended September 30, 2003 and 2002, respectively. The Company currently expects that total cost of sales as a percentage of total product sales will be approximately 24% - 25% during the remainder of 2003.

Research and Development. Research and development expense for the three months ended September 30, 2003 increased by 36.5%, or approximately $543,000, to approximately $2.0 million from approximately $1.5 million for the three months ended September 30, 2002. This increase was primarily attributable to approximately $840,000 of direct costs associated with CLOSURE I. The CLOSURE I costs consisted of outside data management and analysis providers and increases in clinical department headcount and related costs. The Company currently expects that costs for CLOSURE I will be approximately $20.0 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of up to $4.0 million during 2003, depending significantly upon the ongoing rate of patient enrollment. As a result, the Company currently expects research and development expense as a percentage of total revenues, which increased to approximately 34.6% for the three months ended September 30, 2003 compared to approximately 29.0% for the three months ended September 30, 2002, will be approximately 34% - 36% for the full year 2003.

General and Administrative. General and administrative expense for the three months ended September 30, 2003 increased by 44.9%, or approximately $399,000 to approximately $1.3 million from approximately $887,000 for the three months ended September 30, 2002. This increase was primarily attributable to increased stock-based compensation, insurance costs and corporate legal expense. General and administrative expense as a percentage of total revenues increased to approximately 21.9% for the three months ended September 30, 2003 compared to 17.3% for the three months ended September 30, 2002.

Selling and Marketing. Selling and marketing expense was approximately $1.4 million for each of the three-month periods ended September 30, 2003 and 2002. Reduced levels of marketing events and travel were offset by an increase in direct sales and marketing headcount from 14 to 17, primarily in Europe. Selling and marketing expense as a percentage of total revenues decreased to approximately 23.4% for the three months ended September 30, 2003 compared to approximately 28.1% for the three months ended September 30, 2002, primarily due to increased revenues. The Company currently expects selling and marketing expense as a percentage of total revenues to be approximately the same for the remainder of 2003.

Settlement of Litigation. During the three months ended September 30, 2003, the Company recorded a charge of approximately $1.2 million associated with the settlement, effective as of September 22, 2003, of the arbitration proceedings with Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt (“BTE”) related to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. This charge consisted of a $950,000 settlement amount plus legal fees and associated costs (see Note 8 of Notes to Consolidated Financial Statements).

Gain on Sale of Product Line. The Company recorded an additional $4.0 million gain on sale of product line for the three months ended September 30, 2002. This gain, representing a portion of the contingent consideration associated with the November 2001 sale of the Company’s vena cava filter product line to Bard, was realized upon the transfer of all manufacturing responsibilities to Bard, resulting in the receipt by the Company of a $4.0 million payment from Bard on September 30, 2002 (see Note 7 of Notes to Consolidated Financial Statements).

Foreign Currency Transaction Gain. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which the transaction is denominated and are included in the consolidated statements of operations in the period in which the exchange rate changes. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar and, accordingly, the balance sheet translation gains and losses are also reflected in the consolidated statements of operations. Net foreign currency transaction gains for the three months ended September 30, 2003 and 2002 were immaterial. Approximately 12.6% and 9.1% of product sales for the three months ended September 30, 2003 and 2002, respectively, were denominated in foreign currencies, primarily the Euro.

Interest Income. Interest income for the three months ended September 30, 2003 decreased by 64.1%, or approximately $132,000, to approximately $74,000 from approximately $206,000 for the three months ended September 30, 2002. This decrease was primarily attributable to amortization of bond premium of the Company’s marketable securities and reduced money market interest rates, partially offset by an approximate $9.1 million increase in average interest-bearing cash balances, primarily attributable to the milestone payments received from Bard in September 2002 and January 2003, and the net proceeds from the sale of the neurosciences business unit received in July 2002. Average interest bearing deposits increased by 35.7% to approximately $34.7 million for the three months ended September 30, 2003 from approximately $25.6 million for the three months ended September 30, 2002. The weighted average interest rate on these deposits was approximately 2.0% and 3.1% for the three months ended September 30, 2003 and 2002, respectively. The Company currently expects that the combination of planned investments in CLOSURE I, lower comparable year over year weighted average interest rates during the balance of 2003 and additional bond premium amortization will result in a reduction in interest income of approximately $100,000 for the full year 2003 compared to 2002.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company had no income tax provision for the three months ended September 30, 2003 compared to an income tax provision of approximately $1.6 million, or approximately 38.3% of income before income taxes, for the three months ended September 30, 2002. The Company currently expects that planned investments in CLOSURE I will result in a net operating loss for the year ending December 31, 2003 and that the Company’s effective annual tax rate will be zero.

Net Income from Discontinued Operations. Net income from the discontinued neurosciences business unit was approximately $145,000 for the three months ended September 30, 2002. The neurosciences business unit was sold effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements).

Gain on Sale of Discontinued Operations. The Company recorded an estimated pre-tax gain of approximately $18,000 on the sale of the stock of the subsidiaries which comprised its neurosciences business unit, effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements). The tax benefit of approximately $4.0 million recorded in connection with the utilization of capital losses on the sale transaction substantially offset all of the Company’s current and deferred tax liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. CardioSEAL® and STARFlex® cardiac septal repair product sales for the nine months ended September 30, 2003 increased by 12.0%, or approximately $1.7 million, to approximately $15.5 million from approximately $13.8 million for the nine months ended September 30, 2002. Total revenues for the nine months ended September 30, 2003 decreased by 15.8%, or approximately $3.0 million, to approximately $16.3 million from approximately $19.4 million for the nine months ended September 30, 2002. Total revenues for the nine months ended September 30, 2002 included approximately $5.2 million of vena cava filter sales in connection with the Company’s transitional manufacturing agreement with Bard, which was completed during 2002. CardioSEAL® and STARFlex® product sales accounted for 99.6% and 72.9% of total product sales for the nine months ended September 30, 2003 and 2002, respectively. Although the Company believes that there is growing awareness within the medical community that closing a PFO in certain stroke patients offers an alternative to ongoing drug therapy, CardioSEAL® and STARFlex® sales growth over prior year levels was below previously announced expectations. To date, European sales have not increased commensurate with the Company’s investments in Europe. In addition, the Company believes that U.S. sales levels are being impacted by CLOSURE I and increased competition from other clinical trials and commercial sales efforts. Based on the foregoing, the Company has reduced its previously announced guidance regarding growth of product sales and currently anticipates an approximate 12% growth in CardioSEAL® and STARFlex® product sales for the full year 2003 compared to 2002. The Company currently expects that the absence of vena cava filter product sales in 2003 will result in an approximate 11% decrease in total product sales for the full year 2003 compared to 2002.

License fees and royalties for the nine months ended September 30, 2003 increased by 130.6%, or approximately $422,000, to $745,000 from $323,000 for the nine months ended September 30, 2002. This increase was primarily attributable to royalties earned from Bard, which royalty payments commenced in 2003, net of ongoing royalty expense due to the original inventor of the vena cava filter products.

Cost of Product Sales. Cost of product sales for CardioSEAL® and STARFlex® for the nine months ended September 30, 2003 increased by 9.5%, or approximately $303,000, to approximately $3.5 million from approximately $3.2 million for the nine months ended September 30, 2002. Total cost of product sales for the nine months ended September 30, 2003 decreased by 31.5%, or $1.7 million, to approximately $3.6 million from approximately $5.3 million for the nine months ended September 30, 2002. Total cost of product sales for the nine months ended September 30, 2002 included approximately $1.9 million related to vena cava filter product sales. Cost of product sales, as a percentage of product sales, for CardioSEAL® and STARFlex® products decreased marginally to approximately 22.6% for the nine months ended September 30, 2003 as compared to approximately 23.1% for the nine months ended September 30, 2002. Total cost of product sales as a percentage of total product sales decreased to approximately 23.2% for the nine months ended September 30, 2003 as compared to approximately 27.7% for the nine months ended September 30, 2002. The decrease in total cost of product sales as a percentage of total product sales was primarily attributable to the absence in 2003 of vena cava filter sales, which had a higher product cost as a percentage of sales than the Company’s CardioSEAL® and STARFlex® products. Included in total cost of product sales were royalty expenses of approximately $1.5 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Company currently expects total cost of sales as a percentage of total product sales will be approximately 24% - 25% during the reminder of 2003.

Research and Development. Research and development expense for the nine months ended September 30, 2003 increased by 17.8%, or approximately $755,000, to approximately $5.0 million from approximately $4.2 million for the nine months ended September 30, 2002. This increase was primarily attributable to approximately $1.6 million of costs directly associated with CLOSURE I, for which the Company received full IDE approval from the FDA during the second quarter of 2003, partially offset by reduced contract product development costs. The CLOSURE I costs consisted of outside data management and analysis providers and increases in clinical department headcount and related costs. The Company currently expects that costs for CLOSURE I will be approximately $20.0 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of up to $4.0 million during 2003, depending significantly upon the ongoing rate of patient enrollment. As a result, the Company currently expects that research and development expense as a percentage of total revenues, which increased to approximately 30.7% for the nine months ended September 30, 2003 compared to approximately 21.9% for the nine months ended September 30, 2002, will be approximately 34% - 36% for the full year 2003.

General and Administrative. General and administrative expense was approximately $4.2 million for each of the nine-month periods ended September 30, 2003 and 2002. Decreases in outside professional fees and travel related costs were offset by increased stock-based compensation and insurance costs. General and administrative expense as a percentage of total revenues increased to approximately 25.8% for the nine months ended September 30, 2003 compared to 21.6% for the nine months ended September 30, 2002, primarily due to the absence of vena cava filter sales in 2003.

Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2003 increased by 10.0%, or approximately $390,000, to approximately $4.3 million from approximately $3.9 million for the nine months ended September 30, 2002. This increase was partially attributable to an increase in direct sales and marketing headcount from 11 to 17, primarily in Europe, and related travel expenses, partially offset by reduced marketing event costs. Selling and marketing expense as a percentage of total revenues increased to approximately 26.1% for the nine months ended September 30, 2003 compared to approximately 20.0% for the nine months ended September 30, 2002, primarily due to the combination of increased expense levels and the absence of vena cava filter sales in 2003. The Company currently expects a modest reduction in selling and marketing expense as a percentage of total revenues for the remainder of 2003, primarily due to reduced levels of scheduled marketing event costs.

Settlement of Litigation. During the nine months ended September 30, 2003, the Company recorded a charge of approximately $1.2 million associated with the settlement, effective as of September 22, 2003, of the arbitration proceedings with BTE related to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. This charge consisted of a $950,000 settlement amount plus legal fees and associated costs (see Note 8 of Notes to Consolidated Financial Statements).

Gain on Sale of Product Line. The Company recorded an additional $4.0 million gain on sale of product line for the nine months ended September 30, 2002. This gain, representing a portion of the contingent consideration associated with the November 2001 sale of the Company’s vena cava filter product line to Bard, was realized upon the transfer of all manufacturing responsibilities to Bard, resulting in the receipt by the Company of a $4.0 million payment from Bard on September 30, 2002 (see Note 7 of Notes to Consolidated Financial Statements).

Foreign Currency Transaction Gain. Net foreign currency transaction gains for the nine months ended September 30, 2003 and 2002 were immaterial. Approximately 13.7% and 7.1% of product sales for the nine months ended September 30, 2003 and 2002, respectively, were denominated in foreign currencies, primarily the Euro.

Interest Income. Interest income for the nine months ended September 30, 2003 decreased by 1.6%, or approximately $8,000, to approximately $462,000 from approximately $470,000 for the nine months ended September 30, 2002. This decrease was primarily attributable to amortization of bond premium and a reduction in money market interest rates, substantially offset by (i) an approximate $11.0 million increase in average interest-bearing cash balances, primarily attributable to the milestone payments received from Bard and the net proceeds from the sale of the neurosciences business unit; and (ii) higher interest rates associated with the U.S. Government agency debt securities purchased by the Company during the quarter ended June 30, 2002. Average interest bearing deposits increased by 44.6% to approximately $35.5 million for the nine months ended September 30, 2003 from approximately $24.6 million for the nine months ended September 30, 2002. The weighted average interest rate on these deposits was approximately 2.3% and 2.4% for the nine months ended September 30, 2003 and 2002, respectively. The Company currently expects that the combination of ongoing investments in CLOSURE I, lower year over year weighted average interest rates during the balance of 2003 and additional bond premium amortization will result in a reduction in interest income of approximately $100,000 for the full year 2003 compared to 2002.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, the Company provides for income taxes on an interim basis using its estimated annual effective income tax rate. The Company had no income tax provision for the nine months ended September 30, 2003 compared to an income tax provision of approximately $2.3 million, or approximately 36.0% of income before income taxes, for the nine months ended September 30, 2002. The Company currently expects that planned investments in CLOSURE I will result in a net operating loss for the year ending December 31, 2003 and that the Company’s effective annual tax rate will be zero.

Net Income from Discontinued Operations. Net loss from the discontinued neurosciences business unit was approximately $40,000 for the nine months ended September 30, 2002. The neurosciences business unit was sold effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements).

Gain on Sale of Discontinued Operations. The Company recorded an estimated pre-tax gain of approximately $18,000 on the sale of the stock of the subsidiaries which comprised its neurosciences business unit, effective July 31, 2002 (see Note 6 of Notes to Consolidated Financial Statements). The tax benefit of approximately $4.0 million recorded in connection with the utilization of capital losses on the sale transaction substantially offset all of the Company’s current and deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of approximately $35.6 million at September 30, 2003, a decrease of approximately $600,000 from approximately $36.2 million at December 31, 2002. The final $3.0 million milestone payment received from Bard in connection with the 2001 sale of the vena cava filter product line plus approximately $600,000 of net non-cash charges were more than offset by (i) a net loss of approximately $1.5 million, (ii) approximately $2.4 million net decrease in working capital items exclusive of the Bard milestone payment, and (iii) approximately $300,000 of cash used in operations during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company has not engaged in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts; or

•	transactions with persons or entities that benefit from their non-independent relationship with the Company.

The Company’s level of inventories increased by 88%, or approximately $1.0 million, to approximately $2.2 million at September 30, 2003 from approximately $1.2 million at December 31, 2002. This increase was primarily attributable to additional STARFlex® products manufactured to accommodate the expected requirements of CLOSURE I and initial production of the Company’s new Rapid TransportTM delivery system used with the STARFlex® products in the European market.

Purchases of property and equipment for use in the Company’s manufacturing, research and development and general and administrative activities amounted to approximately $141,000 for the nine months ended September 30, 2003. At September 30, 2003, the Company had repaid in full its remaining capital lease obligations of approximately $28,000.

The Company has operating lease commitments, primarily for its manufacturing, laboratory and administrative facility, of approximately $950,000 annually through September 2006.

The Company currently expects that the costs of CLOSURE I will be approximately $20.0 million over a three to four year period, not including certain associated costs such as the reimbursement of expenses of third party service providers. Of this amount, the Company currently expects to incur costs of up to $4.0 million during 2003, depending significantly upon the ongoing rate of patient enrollment. The Company expects that these ongoing investments will result in continued operating losses through 2004.

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

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE

During 2001 and 2002, we completed the divestiture of non-strategic businesses through the sale of the vena cava filter product line to Bard and the sale of the remainder of the neurosciences business unit to Integra LifeSciences Holding Corporation. We derive substantially all of our ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under a Humanitarian Device Exemption to 4,000 units per year. As demand for these products fluctuates, combined with the use of our STARFlex® products in connection with our non-revenue producing CLOSURE I, our financial results on a quarterly or annual basis may be significantly impacted and we may incur quarterly or annual operating losses in the future.

Accordingly, events or circumstances adversely affecting the sales of either of these products will directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

WE MAY FACE UNCERTAINTIES RELATED TO OUR CLOSURE I CLINICAL TRIAL.

During the second quarter of 2003, we commenced CLOSURE I. We currently expect enrollment in this randomized clinical trial to include 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States. In addition, we currently expect that costs for CLOSURE I will be approximately $20.0 million over three to four years, not including certain associated costs such as the reimbursement of expenses of third party service providers. We cannot be certain that CLOSURE I will be successful or that it will result in the receipt of a pre-market approval (“PMA”) from the FDA. In addition, we cannot be certain of the timing of patient enrollment, the continuous participation of the patients throughout the clinical trial period and the overall length of the trial, any of which uncertainties may impact our overall costs associated with CLOSURE I and the timing of such costs and, thereby, affect our financial performance.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the divestitures of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line and the timing and ultimate success of CLOSURE I. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

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

We have a limited history in manufacturing our products, including our CardioSEAL® and STARFlex® cardiac septal repair implants, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY MARKET OUR PRODUCTS DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. We have increased our combined U.S. and European sales and marketing organization headcount from 11 to 17 from the first quarter of 2002 through the third quarter of 2003. Due to our relatively new sales staff, and because we marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. In order to market directly the CardioSEAL® and STARFlex® implant devices and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003 and December 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The Company’s investments are primarily short-term money market accounts that are carried on the Company’s books at cost, which approximates fair market value, and U.S. Government agency debt instruments that are carried on the Company’s books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in the Company’s consolidated balance sheets. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings that could have a material adverse impact on the Company’s results of operations or liquidity if there were an adverse outcome. Although the Company intends to pursue its rights in each of these matters vigorously, it cannot predict the ultimate outcomes.

In December 1998, the Company filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”), claiming that AGA’s Amplatzer aperture occlusion devices infringe U.S. Patent No. 5,108,420, which is licensed exclusively to the Company. The Company is seeking an injunction to prevent further infringement as well as monetary damages. In April 1999, AGA served its Answer and Counterclaims denying liability and alleging that the Company has engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims seek an injunction and an unspecified amount of damages. In May 1999, the Company answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted the Company’s motion to stay all proceedings in this matter pending reexamination of the patent by the United States Patent and Trademark Office, which is still ongoing. On September 30, 2003, AGA requested that the Court dismiss the suit without prejudice to the Company’s ability to refile the suit after the conclusion of the patent reexamination proceeding. The Company opposed AGA’s request. The Court has yet to rule on AGA’s request.

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

On June 1, 2002, the Company received a Demand for Arbitration from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt (“BTE”). The Demand, in the amount of $10.0 million, plus legal fees and interest, claimed that the Company was in breach of a contract dated July 1, 1998 due to a failure and refusal to perform its duties under the contract to manufacture and market clips and mini-clips pursuant to a license and technology agreement dated May 10, 1994, which the Company assumed by agreement dated July 1, 1998 from Elekta Instruments, Inc. The American Arbitration Association selected and confirmed an arbitrator, and hearings on the matter commenced on July 28, 2003. On September 22, 2003, the Company and BTE entered into a settlement agreement, pursuant to which the Company paid $950,000 to BTE and BTE agreed to a general release of any and all claims against the Company. In addition, the Company acquired certain patent applications, patents and patent rights related to these clip products. Also as part of the settlement, the Company and BTE terminated the license and technology agreement and agreed to have the case dismissed with prejudice. The Company and BTE each paid half of the fees payable to the American Arbitration Association.

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

(b) Reports on Form 8-K

On July 24, 2003, the Company furnished a Current Report on Form 8-K containing a copy of its earnings release for the quarter ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 12, 2003	By:	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ RICHARD E. DAVIS
Richard E. Davis Vice President and Chief Financial Officer

Exhibit Index

Number	Description of Exhibit

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.