Form 10-K/A
period 2003-12-31
NMT MEDICAL INC
filed 2004-04-28
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

NMT Medical, Inc., a Delaware corporation (the “Registrant” or the “Company”), hereby amends its Annual Report on Form 10-K with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of amending the following items: Items 10, 11, 12, 13 and 14.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below for each director and nominee is the name and age, position(s) with the Company, principal occupation and business experience during the past five years, and, where applicable, the year of his or her first election as a director of the Company:

John E. Ahern, age 59, has served as President, Chief Executive Officer and Chairman of the Company since September 2000. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc. (“Bard”), a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard’s cardiovascular divisions. Mr. Ahern’s more than 35 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson & Co., a major medical technology company. Mr. Ahern is also a member of the Board of Directors of Seacoast Technologies, Inc. and EndoBionics, Inc., two privately-held medical technology companies.

Robert G. Brown, age 60, was elected a director in September 2000. Mr. Brown served as President and Chief Operating Officer of the Company from 1987 to 1992 and as a director of the Company from 1992 to 1997. From 1971 to 1985, Mr. Brown held various sales and marketing positions with Medi-tech Inc. and the Medi-tech division of Boston Scientific Corporation and Boston Scientific International Corporation, including Vice President, Marketing and International Market Development for Medi-tech Inc. and Director, Market Development for Boston Scientific International Corporation. From 1969 to 1971 he was a sales representative for Baxter Laboratories. Mr. Brown holds a B.S. from the University of Vermont. Mr. Brown also served as an officer in the United States Marine Corps from 1966 to 1969.

Cheryl L. Clarkson, age 51, was elected a director of the Company in January 2001. Ms. Clarkson is the founder and Chief Executive Officer of SkinHealth, Inc., a physician-based cosmetic dermatology company which operates SkinHealth Centers throughout eastern New England. Ms. Clarkson has previously served as the Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., a publicly-traded health care adjudication and utilization review company, the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc., and spent ten years with American Hospital Supply Corporation in various management positions. She holds a Masters degree from the Sloan School of Management at M.I.T., where she was selected as a Sloan fellow. Ms. Clarkson is a member of several boards of directors of privately-held companies in the health care and medical device industry and serves as an overseer for two large teaching hospitals.

R. John Fletcher, age 58, was elected a director of the Company in January 1996. In May 2000, he served without compensation in the Office of the Chief Executive Officer of the Company as part of the Company’s interim management team until September 2000 when John E. Ahern was hired as Chief Executive Officer. Mr. Fletcher is the founder and Chief Executive Officer of Fletcher Spaght, Inc., a management consulting company specializing in strategic development for health care and high technology businesses (“Fletcher Spaght”). He is also managing partner of Fletcher Spaght Ventures, a venture capital fund. Prior to founding Fletcher Spaght in 1983, he was a senior member of The Boston Consulting Group, a management consulting company. From April 1995 to February 1996, Mr. Fletcher was the Chairman of the Board of Directors of InnerVentions, Inc., a wholly-owned subsidiary of Fletcher Spaght (“InnerVentions”), which the Company acquired in February 1996. Mr. Fletcher is a director of AutoImmune, Inc., a publicly-traded biotechnology company developing orally-administered pharmaceutical products, Spectranetics, Inc., a publicly traded medical device company developing excimer laser technology, and Axcelis Technologies, Inc., a publicly traded company developing equipment used in the semiconductor industry.

Daniel F. Hanley, M.D., age 55, was elected a director in May 2003. Since 1996, Dr. Hanley has been a Professor of Neurology, Neurosurgery and Anesthesia/Critical Medicine at Johns Hopkins Medical Institutions. Since 1999, Dr. Hanley has also been Professor, School of Nursing, the Jeffrey and Harriett Legum Professor of Acute Care Neurology and Director of Brain Injury Outcomes Program at Johns Hopkins Medical Institutions. Dr. Hanley is a graduate of Williams College and Cornell University Medical College and has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on multiple types of brain injury and has received more than 20 basic research grants, predominately from the National Institute of Health. He has published more than 100 articles in peer reviewed journals, has received the Alexander Humboldt Research Prize for his accomplishments in brain injury research and has extensive clinical trials experience in that field. His trainees are directors of over 20 brain intensive care units across the United States. Dr. Hanley is on the board of directors of the National Stroke Association and has developed nationally recognized education and training programs for that organization.

James E. Lock, M.D., age 54, was elected a director of the Company in August 2000. Since March 2002, Dr. Lock has been Physician-in-Chief at Children’s Hospital Boston and since October 1993, he has been Chairman of the Department of Cardiology at Children’s Hospital Boston and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at Stanford University and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock and licensed to the Company became the first septal occlusion device to receive United States Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston Children’s Heart Foundation and is the president of the Aldo Castanda Foundation, and serves on the Board of Directors of Children’s Hospital and of the Children’s Hospital Trust.

Francis J. Martin, age 67, was elected a director of the Company in February 2001. Since November 2000, Mr. Martin has been the Chairman and Chief Executive Officer of Florence Medical LTD (Israel) and Chairman and President/Chief Executive Officer of Florence Medical, Inc., the global commercialization unit based in Boston. Florence Medical, Inc. is involved in developing and marketing vascular blood flow software and hardware systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From June 1993 to June 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. He has an extensive background in the medical device industry, having co-founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1994. Prior to that, Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he held several domestic and international marketing and sales management positions. Mr. Martin is a board member of several privately-held medical device companies.

Harry A. Schult, age 64, was elected a director of the Company in May 2002. Since September 2001, Mr. Schult has been the Chief Financial Officer and Treasurer of Watch Hill Partners, Inc., a customer relationship management consultancy company. From October 1999 through August 2001, Mr. Schult was Vice President – Corporate Development of Mirus Information Technology Services, Inc., an application service provider. From 1992 to 1999, Mr. Schult performed independent consultant services for various companies, including acting as a part-time chief financial officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications, and also as an interim chief financial officer for The Paragon Gifts Holdings Inc., a retail catalog company. Mr. Schult has over 27 years of senior level experience in the public accounting profession at Ernst & Young, where he was Managing Partner of its Providence, Rhode Island office for eleven years and worked in its Paris, France office for five years. Mr. Schult is a certified public accountant. Mr. Schult holds an A.B. in Economics from Williams College and a M.B.A. in Finance from Stanford Graduate School of Business.

In connection with the acquisition by the Company of the CardioSEAL® Septal Occluder technology in 1996 from InnerVentions, the Company agreed to use its best efforts to nominate a designee of Fletcher Spaght as a director of the Company, and certain of the Company’s stockholders agreed to vote their shares of Common Stock in favor of such designee. Fletcher Spaght’s designee, R. John Fletcher, was first elected to the Board in January 1996 and has served on the Board since that time.

Information about the Company’s executive officers is set forth following Item 4 of the Company’s Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (the “Commission”), under the heading “Executive Officers of the Company”.

There are no family relationships among any of the executive officers and director nominees of the Company.

Officers are elected annually and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the outstanding shares of the Company’s common stock (the “Common Stock”) to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during 2003 its executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock timely complied with all Section 16(a) filing requirements.

On January 23, 2003, R. John Fletcher filed a Statement of Changes in Beneficial Ownership on Form 4 to report the exercise of a warrant to purchase 83,329 shares of Common Stock at an exercise price of $2.15 per share, which exercise took place on January 20, 2003.

On February 24, 2003, John E. Ahern filed a Statement of Changes in Beneficial Ownership on Form 4 to report the grant of an option to purchase 75,000 shares of Common Stock at an exercise price of $3.03 per share granted on December 31, 2002.

On March 5, 2003, Francis J. Martin filed a Statement of Changes in Beneficial Ownership on Form 4 to report the purchase of 2,000 shares of Common Stock at a purchase price of $2.90 per share, which purchase took place on February 27, 2003.

Audit Committee

The Board of Directors of the Company has a standing Audit Committee. The members of the Audit Committee are Harry A. Schult (Chair), R. John Fletcher and Francis J. Martin.

The Board of Directors has determined that Harry A. Schult is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Please see page 4 of this Annual Report on Form 10-K/A for details with respect to Mr. Schult’s financial background.

Director Candidates

The Board of Directors also has a standing Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Robert G. Brown (Chair), Harry A. Schult, Francis J. Martin and Cheryl L. Clarkson. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board of Directors members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Committee or its designee.

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in the Company’s Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of the Company’s business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all of the Company’s stockholders. The Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of the Company’s Common Stock for at least a year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Secretary, NMT Medical, Inc., 27 Wormwood Street, Boston, Massachusetts 02210-1625. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying the same criteria, as it follows for candidates submitted by others.

If the Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in the Company’s proxy card for the next annual meeting assuming the nominee consents to such inclusion.

Code of Business Conduct and Ethics

The Company has adopted a new Code of Business Conduct and Ethics, which applies to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. You can access the Company’s Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investor Relations” section of www.nmtmedical.com. In addition, the Company intends to post on its website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of its Code of Business Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

During 2003 and until March 11, 2004, the members of the Joint Compensation and Options Committee were Francis J. Martin (Chair), Cheryl L. Clarkson and James E. Lock, M.D. Since March 11, 2004, the current members of the Joint Compensation and Options Committee are Mr. Martin (Chair), Ms. Clarkson and Daniel F. Hanley, M.D. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Joint Compensation and Options Committee of the Company during the year ended December 31, 2003.

Director Compensation

Each non-employee director of the Company, not otherwise compensated by the Company, receives a fee of $1,000 for attendance at each Board meeting, $500 for attendance at each telephonic Board meeting and $500 for attendance at each committee meeting. In addition, each director also receives an annual retainer of $12,000 payable on January 1 of each year. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board and committee meetings.

In 1996, the Board adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors. On the effective date of the plan, each non-employee director of the Company who did not otherwise receive compensation from the Company received an option to purchase 10,000 shares of Common Stock. In 2001 and 2002, the Company’s stockholders voted to approve amendments to the 1996 Stock Option Plan for Non-Employee Directors (as amended, the “Director’s Plan”). The Director’s Plan provides for an option grant to purchase 20,000 shares of Common Stock to each new non-employee director upon his or her initial election to the Board. This option grant vests in equal monthly installments over a three-year period. In addition to this initial grant, immediately following each annual meeting of stockholders, each eligible director, other than an eligible director first elected to the Board within the 12 months immediately preceding and including such meeting, is granted an option to purchase 5,000 shares of Common Stock as of the date of such meeting. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of Common Stock if such director served as chairperson of such committee or (ii) 1,000 shares of Common Stock if such director did not serve as chairperson of such committee. These annual option grants become fully vested six months after the date of grant. The exercise price of options granted under the Director’s Plan is equal to the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee for the portion then exercisable at any time within one year after the optionee ceases to serve as a director of the Company.

The following table sets forth the aggregate number of shares of Common Stock underlying options granted under the Director’s Plan during 2003 to each of the Company’s non-employee directors:

Number of Shares of
Name of Non-Employee Director	Common Stock Underlying Options
Robert G. Brown	7,000
Cheryl L. Clarkson	7,000
R. John Fletcher	6,000
Daniel F. Hanley, M.D.	20,000
James E. Lock, M.D.	6,000
Francis J. Martin	9,000
Harry A. Schult	8,000

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three years for the Company’s Chief Executive Officer and its other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in the year ended December 31, 2003 (collectively, the “Named Executives”).

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Number of Securities Underlying Stock Options (#)(1)		All Other Compensation ($)(2)
John E. Ahern President and Chief Executive Officer	2003 2002 2001	$350,000 350,000 313,750	(4)	$90,000 97,500 100,000	— 190,000 112,500	(3) (5)	— — —

Richard E. Davis Vice President and Chief Financial Officer	2003 2002 2001	246,875 220,894 153,340	(6) (8) (10)	91,000 85,000 78,750	20,000 70,000 122,500	(7) (9) (11)	— — —

(1)	The Company has never granted any stock appreciation rights.
(2)	In accordance with the rules of the Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits did not exceed the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executive in question for the fiscal year.
(3)	Consists of an option to purchase 50,000 shares of Common Stock at an exercise price of $6.60 per share, an option to purchase 75,000 shares of Common Stock at an exercise price of $3.03 per share, and an option to purchase 65,000 shares of Common Stock at an exercise price of $2.97 per share, which option was granted in February 2003 as a 2002 bonus.
(4)	Reflects a base salary of $300,000 for the period January 1, 2001 through September 20, 2001 and $350,000 for the period September 21, 2001 through December 31, 2001. See “Employment and Severance Agreements”.
(5)	Consists of an option to purchase 12,500 shares of Common Stock at an exercise price of $2.07 per share, an option to purchase 50,000 shares of Common Stock at an exercise price of $5.03 per share, and an option to purchase 50,000 shares of Common Stock at an exercise price of $7.07 per share, which option was granted in February 2002 as a 2001 bonus.
(6)	Reflects a base salary of $225,000 per year for the period January 1, 2003 through February 13, 2003, and $250,000 for the period February 14, 2003 through December 31, 2003. See “Employment and Severance Agreements”.
(7)	Consists of an option to purchase 20,000 shares of Common Stock at an exercise price of $4.19 per share.
(8)	Reflects a base salary of $190,000 per year for the period January 1, 2002 through February 13, 2002, and $225,000 for the period February 14, 2002 through December 31, 2002. See “Employment and Severance Agreements”.
(9)	Consists of an option to purchase 30,000 shares of Common Stock at an exercise price of $6.60 per share and an option to purchase 40,000 shares of Common Stock at an exercise price of $5.76 per share.

(10)	Represents Mr. Davis’ compensation for the period commencing on March 12, 2001 and ending on December 31, 2001. Mr. Davis’ annualized base salary for 2001 was $190,000. See “Employment and Severance Agreements”.
(11)	Consists of an option to purchase 85,000 shares of Common Stock at an exercise price of $1.25 per share, which option represents a signing bonus (see “Employment and Severance Agreements”), an option to purchase 7,500 shares of Common Stock at an exercise price of $1.76 per share, and an option to purchase 30,000 shares of Common Stock at an exercise price of $5.03 per share.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2003 to each of the Named Executives.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/share) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%($)	10%($)
John E. Ahern	65,000	(3)	17.20%	$2.97	2/19/13	$121,408	$307,672
Richard E. Davis	20,000		5.29	4.19	6/17/13	52,701	133,556

(1)	The exercise price is equal to the fair market value of the Company’s Common Stock on the date of grant.
(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the 10-year option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder’s continued employment through the option period and the date on which the options are exercised.
(3)	This option was granted in February 2003 as a 2002 bonus.

Aggregated Option Exercises in Last Fiscal

Year and Fiscal Year-End Option Values

The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the year ended December 31, 2003, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 2003.

Name	Number of Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2003(#)		Value of Unexercised In-the-Money Options at December 31, 2003 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Ahern (3)	—	—	155,208	221,771	$171,320	$249,100
Richard E. Davis (4)	—	—	63,749	111,459	85,708	97,049

(1)	Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise, multiplied by the number of shares acquired on exercise.
(2)	Represents the excess, if any, of the last reported sale price per share of the Common Stock on December 31, 2003, the last day of trading prior to the year end ($4.50 per share), as reported on the NASDAQ National Market, over the option exercise price, multiplied by the number of shares underlying the options.
(3)	Exercisable consists of options to purchase 43,750 shares at an exercise price of $2.156 per share, 3,646 shares at $1.31 per share, 3,645 shares at $2.07 per share, 27,083 shares at $5.03 per share, 22,917 shares at $7.07 per share, 21,875 shares at $6.60 per share, 18,750 shares at $3.03 per share and 13,542 shares at $2.97 per share. Unexercisable consists of options to purchase 28,125 shares at an exercise price of $2.156 per share, 3,646 shares at $1.31 per share, 4,167 shares at $2.07 per share, 22,917 shares at $5.03 per share, 27,083 shares at $7.07 per share, 28,125 shares at $6.60 per share, 56,250 shares at $3.03 per share and 51,458 shares at $2.97 per share.
(4)	Exercisable consists of options to purchase 24,791 shares at an exercise price of $1.25 per share, 1,875 shares at $1.76 per share, 16,250 shares at $5.03 per share, 7,500 shares at $6.60 per share and 13,333 shares at $5.76 per share. Unexercisable consists of options to purchase 24,792 shares at an exercise price of $1.25 per share, 3,750 shares at $1.76 per share, 13,750 shares at $5.03 per share, 22,500 shares at $6.60 per share, 26,667 shares at $5.76 per share and 20,000 shares at $4.19 per share.

Employment and Severance Agreements

The Company entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, the Company’s President, Chief Executive Officer and Chairman of the Board, providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. The Company subsequently entered into an amended and restated employment agreement, dated as of December 31, 2002, with Mr. Ahern, providing for a term of employment commencing on December 31, 2002 and ending on December 31, 2005. Pursuant to the original agreement, Mr. Ahern received a salary of $300,000 per year, which was increased to $350,000 per year effective as of the first anniversary of his commencement date pursuant to a vote of the Board on October 3, 2001. Under the amended and restated employment agreement, Mr. Ahern continues to receive a salary of $350,000 per year.

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

Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. Under his original employment agreement, Mr. Ahern was entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase up to 50,000 shares of Common Stock. Pursuant to a vote of the Board on October 3, 2001, the annual bonus Mr. Ahern could earn for performance in 2002 was increased to a maximum of $150,000 in cash and a stock option to purchase a maximum of 100,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus would:

•	have an exercise price equal to the closing price of the Common Stock on the date of grant;

•	to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options, with any balance of the options to be treated as non-statutory stock options; and

•	vest in 48 equal monthly installments on each monthly anniversary of the date of grant.

Pursuant to the amended and restated employment agreement, Mr. Ahern is entitled to receive an annual cash bonus of up to $150,000. For the year ended December 31, 2003, Mr. Ahern received a cash bonus of $90,000. Mr. Ahern has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

The Company entered into an employment agreement, dated as of February 14, 2001, with Richard E. Davis, the Company’s Vice President and Chief Financial Officer, for a term of three years. The Company subsequently entered into an amendment to this employment agreement, dated as of April 28, 2003, pursuant to which, among other things, the term of the employment agreement was extended for an additional year. Pursuant to the employment agreement, Mr. Davis received a salary of $190,000 per year, which was increased to $225,000 effective as of February 14, 2002 and further increased to $250,000 effective as of February 14, 2003, in each case by Mr. Ahern pursuant to discretion granted to Mr. Ahern under such agreement. On March 11, 2004, the Board adopted a charter for the Joint Compensation and Options Committee, pursuant to which compensation for Mr. Davis will be determined by Mr. Ahern in conjunction with this Committee. Upon execution of the original agreement, the Company granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of the Company’s Common Stock at an exercise price of $1.25 per share. This option grant will, to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options. The option grant vests in 48 equal monthly installments on each monthly anniversary of the date of such option grant.

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

In addition, Mr. Davis is entitled to receive an annual bonus provided that he has satisfied certain financial and performance goals and that the Company has achieved an agreed upon profit margin. For the year ended December 31, 2003, Mr. Davis received a cash bonus of $91,000. Mr. Davis has agreed not to compete with the Company for a period of one year after he ceases to be employed by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,904,892	$4.36	252,833	(1)

Equity compensation plans not approved by security holders	123,944	4.07	—

Total	2,028,836	$4.35	252,833	(1)

(1)	With respect to the Company’s 2001 Stock Incentive Plan, this table includes the 17,350 shares available for future issuance prior to the 2004 Annual Meeting of Stockholders of the Company (the “2004 Annual Meeting”) but excludes the additional 400,000 shares that would be available for issuance if the amendment to the 2001 Stock Incentive Plan to increase the number of shares of the Company’s Common Stock authorized for future issuance thereunder from 700,000 shares to 1,100,000 shares is approved at the 2004 Annual Meeting.

Set forth below is a summary of the warrants and nonqualified options to purchase shares of the Company’s Common Stock granted by the Company to various officers, directors, employees and consultants.

In May 1994, the Company granted an option to purchase 13,157 shares to each of Jack Reinstein, former Chief Financial Officer and former director of the Company, and Gilbert Segel, a former director of the Company. The exercise price of each option is $1.14 per share. The options vested fully one year from the date of grant and expire on May 31, 2004.

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

On April 3, 2000, in connection with the Company’s pay down of certain debt, the Company issued Brown Brothers Harriman & Co. a warrant to purchase 20,000 shares at $4.94 per share. This warrant expires on April 3, 2005.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, the following table sets forth certain information as of January 31, 2004 with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation” above; and (iv) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Entities affiliated with Whitney & Co. (4) 177 Broad Street Stamford, CT 06901	2,504,010	21.05%

Federated Investors, Inc. (5) Federated Investors Tower 5800 Corporate Drive Pittsburgh, PA 15222	1,112,900	9.36%

State of Wisconsin Investment Board (6) P.O. Box 7842 Madison, WI 53707	1,001,500	8.42%

R. John Fletcher (7) c/o Fletcher Spaght, Inc. 222 Berkeley Street Boston, MA 02116-3761	423,352	3.55%

John E. Ahern (8)	320,080	2.65%

Robert G. Brown (9) 217 Echo Drive Jupiter, FL 33458	157,390	1.32%

Richard E. Davis (10)	138,026	1.15%

Francis J. Martin (11) 6 Sawyer Road Wellesley Hills, MA 02481	31,000	*

Cheryl L. Clarkson (12) 251 Washington Street Wellesley Hills, MA 02481	28,000	*

Harry A. Schult (13) c/o Watch Hill Partners, Inc. 50 Park Row West Providence, RI 02903	19,167	*

James E. Lock, M.D. (14) c/o Children’s Hospital 300 Longwood Avenue Boston, MA 02115	12,834	*

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Daniel F. Hanley, M.D. (15) c/o The Johns Hopkins Medical Institutions Director, Department of Neurology Division of Brain Injury Outcomes 600 N. Wolfe Street Jefferson 1-109 Baltimore MD 21287-7840	5,556	*

All current directors and executive officers of the Company as a group (9 persons)(16)	1,135,405	9.21%

*	Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2)	The number of shares of Common Stock beneficially owned by each holder named above is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after January 31, 2004 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power (or shares such power with an affiliate) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 11,896,219 shares of Common Stock outstanding on January 31, 2004 plus any shares of Common Stock issuable to the holder in question within 60 days after January 31, 2004 upon exercise of stock options or any other rights.
(4)	The number of shares owned by Whitney & Co., a New York limited partnership (“Whitney”), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership (“Equity Partners”), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership (“Debt Fund”), and 113,793 shares held of record by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships. This information is derived from a Schedule 13D filed by Whitney with the Commission on July 17, 1998, and information provided as of February 12, 2004 by Whitney.
(5)	This information is derived from an Amendment to a Schedule 13G filed by Federated Investors, Inc. with the Commission on February 13, 2004. Federated Investors, Inc. (the “Parent’) is the parent holding company of Federated Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of Common Stock in the Company (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees have joined in filing the Amendment to the Schedule 13G because of the collective voting control that they exercise over the Parent. The Parent, the Trust, and each of the Trustees declare that this should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities.
(6)	This information is derived from an Amendment to a Schedule 13G filed by State of Wisconsin Investment Board with the Commission on February 11, 2004.

(7)	Consists of 36,000 shares of Common Stock issuable to Mr. Fletcher within 60 days after January 31, 2004 upon exercise of stock options and 387,352 shares of Common Stock held by Fletcher Spaght, Inc. Mr. Fletcher is a principal stockholder of Fletcher Spaght, Inc. and disclaims ownership of these shares, except to the extent of his pecuniary interest therein.
(8)	Includes 184,270 shares of Common Stock issuable to Mr. Ahern within 60 days after January 31, 2004 upon exercise of stock options and 18,000 shares of Common Stock held by Vanguard Fiduciary Trust FBO John E. Ahern.
(9)	Includes 32,000 shares of Common Stock issuable to Mr. Brown within 60 days after January 31, 2004 upon exercise of stock options.
(10)	Includes 82,686 shares of Common Stock issuable to Mr. Davis within 60 days after January 31, 2004 upon exercise of stock options.
(11)	Includes 29,000 shares of Common Stock issuable to Mr. Martin within 60 days after January 31, 2004 upon exercise of stock options.
(12)	Includes 27,000 shares of Common Stock issuable to Ms. Clarkson within 60 days after January 31, 2004 upon exercise of stock options.
(13)	Includes 17,167 shares of Common Stock issuable to Mr. Schult within 60 days after January 31, 2004 upon exercise of stock options.
(14)	Consists of 12,834 shares of Common Stock issuable to Dr. Lock within 60 days after January 31, 2004 upon exercise of stock options.
(15)	Consists of 5,556 shares of Common Stock issuable to Dr. Hanley within 60 days after January 31, 2004 upon exercise of stock options.
(16)	Includes an aggregate of 426,513 shares of Common Stock issuable to all current directors and executive officers as a group within 60 days after January 31, 2004 upon exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with certain consulting services provided by Fletcher Spaght to the Company, the Company extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of Common Stock, from February 14, 2001 to February 14, 2003. In connection with this extension, the Company incurred a one-time charge to earnings equal to $57,673. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest equal to 5% per annum, and payable on or before February 14, 2003. On January 20, 2003, Fletcher Spaght exercised the warrant and paid in full the remaining amounts due under the note. R. John Fletcher, a member of the Board of Directors, is currently the Chief Executive Officer of Fletcher Spaght.

In connection with sales of the Company’s CardioSEAL® and STARFlex® technologies and pursuant to the terms of a license agreement with Children’s Medical Center Corporation (“CMCC”), the Company paid an aggregate of $2,056,696 in royalties to CMCC during 2003. James E. Lock, M.D., a member of the Board of Directors and an affiliate of CMCC, received approximately $494,000 of these royalty payments.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the fees that Arthur Andersen LLP (“Arthur Andersen”) and Ernst & Young LLP (“Ernst & Young”) billed to the Company for each of the last two fiscal years for audit fees and other services. The Company’s 2002 sale of its neurosciences business unit, as a discontinued operation, required restatement of the Company’s consolidated financial statements and a re-issuance of its prior auditors’ report. Because Arthur Andersen ceased operations, the Company’s new independent auditors, Ernst & Young, were required to re-audit the years ended December 31, 2001 and December 31, 2000. Audit fees listed in the table below as billed by Ernst & Young in 2002 included approximately $210,000 of fees incurred in connection with this re-audit.

	Fiscal Year 2003	Fiscal Year 2002
Fee Category	Ernst & Young	Arthur Andersen	Ernst & Young
Audit Fees (1)	$148,000	$15,000	$351,000
Audit Related Fees (2)	3,000	—	—
Tax Fees (3)	107,000	101,000	130,000
All Other Fees (4)	—	—	—

Total Fees	$258,000	$116,000	$481,000

(1)	Audit fees consist of fees for the audit of the Company’s financial statements, the review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit fees for 2002 included the re-audit referred to above.
(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the Company’s financial statements and which are not reported under “Audit Fees”. These services consisted of accounting consultation and Joint Compensation and Options Committee discussion related to the amended employment agreement for the Company’s Chief Executive Officer effective as of December 31, 2002. None of the audit related fees for 2003 were provided under the de minimis exception to the Audit Committee pre-approval requirements.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of U.S. federal income tax returns, preparation of state income and franchise tax returns, consultation on state sales tax compliance issues and European VAT compliance, accounted for $107,000 of the total tax fees paid for 2003 and $196,000 of the total tax fees paid for 2002. Tax advice and tax planning services of approximately $35,000 for 2002 related to the sale of the Company’s neurosciences business unit. None of the tax fees for 2003 and 2002 were provided under the de minimis exception to the Audit Committee pre-approval requirements.
(4)	There were no other fees incurred in either 2003 or 2002.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditors. This policy generally provides that the Company will not engage its independent auditors to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMT MEDICAL, INC.

By:	/s/ Richard E. Davis

Richard E. Davis
Vice President and Chief Financial Officer

Dated: April 28, 2004