Form 10-K/A
period 2003-12-31
NMT MEDICAL INC
filed 2004-04-28
CIK 1017259

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

NMT Medical, Inc., a Delaware corporation (the “Registrant” or the “Company”), hereby amends its Annual Report on Form 10-K with this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of amending the following items: Items 10, 11, 12, 13, 14 and 15(c).

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

Richard E. Davis
Vice President and Chief Financial Officer

Dated: April 28, 2004

EXHIBIT INDEX

Exhibit No.

2.1	(2)	Asset Purchase Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (12)

2.2		Stock Purchase Agreement, dated as of July 31, 2002, between the Company and Integra LifeSciences Corporation. (13)

3.1		Second Amended and Restated Certificate of Incorporation. (4)

3.2		Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (8)

3.3		Amended and Restated By-laws. (1)

4.1		Form of Common Stock Certificate. (1)

4.2		Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (7)

10.1		Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

10.2		Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

10.3		License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994. (1)

10.4	(2)	Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14, 1987. (1)

10.5		Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995. (1)

10.6		Stock Transfer Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995. (1)

10.7	(2)	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.8		Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.9		Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

10.10	(2)	License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

10.11		Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

10.12		Company 1994 Stock Option Plan. (1)(**)

10.13		Company 1996 Stock Option Plan. (1)(**)

10.14		Amendment No. 1 to 1996 Stock Option Plan. (4)(**)

Exhibit No.

10.15	Company 1996 Stock Option Plan for Non-Employee Directors, as amended. (15)(**)

10.16	Company 1998 Stock Incentive Plan (4)(**)

10.17	Company 2001 Stock Incentive Plan, as amended (15)(**)

10.18	Company 2001 Employee Stock Purchase Plan, as amended (15)(**)

Exhibit No.

10.19		Common Stock Purchase Warrant No. BBH-1. (10)

10.20		License Agreement, dated as of October 2000, by and between the Company and Children’s Medical Center Corporation. (11)

10.21	(2)	Royalty Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (12)

10.22		Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.23		Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

10.24		Amendment No. 1, dated July 1, 1998 to the Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (9)

10.25		Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

10.26		Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

10.27		Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (3)

10.28		Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (5)

10.29		Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (6)

10.30		Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.31		Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998. (6)

10.32		Stock Option Agreement evidencing grant by the Company to John Ahern, dated as of September 21, 2000. (14)(**)

10.33		Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (11)(**)

10.34	(2)	Amended and Restated Employment Agreement by and between the Company and John E. Ahern, dated as of December 31, 2002. (14)(**)

10.35		Amendment dated as of December 31, 2002 to Stock Option Agreement evidencing grant by the Company to John E. Ahern of September 21, 2000. (14)(**)

10.36		Stock Option Agreement evidencing grant by the Company to John E. Ahern, dated as of December 31, 2002. (14) (**)

10.37	(2)	Amendment No.1 dated as of April 28, 2003 to Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (14)(**)

21.1		Subsidiaries of the Registrant.+

23.1		Consent of Ernst & Young LLP.+

31.1		Certification pursuant to Rules 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

Exhibit No.

32.1	Certification pursuant to Rules 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-06463).

(2)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 8, 1998 (File No. 000-21001).

(4)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-21001).

(5)	Incorporated by reference to Exhibits to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998 (File No. 000-21001).

(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21001).

(7)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated June 7, 1999 (File No. 000-21001).

(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21001).

(9)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-21001).

(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-21001).

(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-21001).

(12)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 5, 2001(File No. 000-21001).

(13)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 31, 2002 (File No. 000-21001).

(15)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(File No. 000-21001).

(14)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (File No. 000-21001).

(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

+ Previously filed as Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.