Form 10-Q
period 2004-03-31
NMT MEDICAL INC
filed 2004-05-12
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

As of May 7, 2004, there were 12,007,582 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31, 2004	At December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$27,115,410	$28,724,767
Marketable securities	9,190,838	8,000,000
Accounts receivable, net of reserves of $385,000 in 2004 and 2003	2,152,681	2,546,846
Inventories	2,181,222	1,931,941
Prepaid expenses and other current assets	2,603,639	2,078,531

Total current assets	43,243,790	43,282,085

Property and equipment, at cost:
Laboratory and computer equipment	2,161,603	2,100,975
Leasehold improvements	1,136,859	1,136,859
Equipment under capital lease	1,188,902	1,188,902
Office furniture and equipment	483,394	483,395

	4,970,758	4,910,131
Less - Accumulated depreciation and amortization	4,206,611	4,128,323

	764,147	781,808

Other assets	51,233	58,557

	$44,059,170	$44,122,450

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,833,528	$1,275,781
Accrued expenses	3,376,675	4,110,525
Discontinued operations liabilities	500,000	500,000

Total current liabilities	5,710,203	5,886,306

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized – 3,000,000 shares
Issued and outstanding – none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued —12,040,399 shares in 2004 and 11,914,787 shares in 2003	12,040	11,915
Additional paid-in capital	45,737,806	45,395,546
Less: Treasury stock – 40,000 shares at cost	(119,600)	(119,600)
Unrealized loss on marketable securities	(2,647)	—
Accumulated deficit	(7,278,632)	(7,051,717)

Total stockholders’ equity	38,348,967	38,236,144

	$44,059,170	$44,122,450

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$4,781,025	$4,914,837
Net royalty income	861,125	107,150

Total revenues	5,642,150	5,021,987

Costs and Expenses:
Cost of product sales	1,129,409	1,149,254
Research and development	2,024,591	1,176,473
General and administrative	1,296,324	1,279,113
Selling and marketing	1,543,771	1,151,737

Total costs and expenses	5,994,095	4,756,577

(Loss) income from operations	(351,945)	265,410

Other Income (Expense):
Interest income, net	133,995	220,250
Foreign currency transaction (loss) gain	(8,965)	8,815

Total other income, net	125,030	229,065

Net (loss) income	$(226,915)	$494,475

Net (loss) income per common share:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

Weighted average common shares outstanding:
Basic	11,917,708	11,760,834

Diluted	11,917,708	12,021,737

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(226,915)	$494,475

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities—
Depreciation and amortization	85,891	96,381
Stock-based employee compensation	47,564	26,723
Changes in assets and liabilities—
Accounts receivable	394,165	(175,498)
Receivable from sale of product line	—	3,000,000
Inventories	(249,281)	(328,941)
Prepaid expenses and other current assets	(525,108)	(312,001)
Accounts payable	557,747	(266,814)
Accrued expenses	(733,850)	(794,327)

Net cash (used in) provided by continuing operations	(649,787)	1,739,998

Net cash used in discontinued operations	—	(410,505)

Cash flows from investing activities:
Purchases of property, plant and equipment	(60,627)	(45,249)
Decrease in other assets	—	80,000
Purchase of marketable securities	(1,193,764)	—

Net cash (used in) provided by investing activities	(1,254,391)	34,751

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	181,785	187,138
Proceeds from issuance of common stock pursuant to employee stock purchase plan	113,036	76,873
Payments of capital lease obligations	—	(10,754)

Net cash provided by financing activities	294,821	253,257

Net (decrease) increase in cash and cash equivalents	(1,609,357)	1,617,501
Cash and cash equivalents, beginning of period	28,724,767	19,933,931

Cash and cash equivalents, end of period	$27,115,410	$21,551,432

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$896	$595

Income taxes	$465,000	$101,386

Supplemental disclosure of noncash financing and investing transactions:
Receipt of treasury stock	$—	$119,600

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

2. Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of grant. Under an alternative method of accounting, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, options are valued at the grant date using an option pricing model, and compensation expense is recognized ratably over the vesting period.

The following table illustrates the pro forma effect on net (loss) income and net (loss) income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net (loss) income as reported	$(226,915)	$494,475
Add: Stock-based employee compensation included in net (loss) income as reported	47,564	26,723
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(327,483)	(282,570)

Pro forma net (loss) income	$(506,834)	$238,628

Basic net (loss) income per common share:
As reported	$(0.02)	$0.04

Pro forma	$(0.04)	$0.02

Diluted net (loss) income per common share:
As reported	$(0.02)	$0.04

Pro forma	$(0.04)	$0.02

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants vest over several years, and we intend to grant varying levels of stock options in future periods. Therefore, the effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrated disclosures in future periods.

4. Cash, Cash Equivalents and Marketable Securities

We consider all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at March 31, 2004 consisted of an $8 million U.S. Government agency debt instrument maturing April 15, 2004 and a corporate bond in the principal amount of approximately $1.2 million with a maturity date of February 1, 2006. There were approximately $3,000 of unrealized losses recorded at March 31, 2004. Accrued interest of approximately $162,000 and $61,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2004 and December 31, 2003, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At March 31, 2004	At December 31, 2003
Components	$1,099,339	$1,065,377
Finished goods	1,081,883	866,564

	$2,181,222	$1,931,941

Finished goods consist of materials, labor and manufacturing overhead.

6. Net Royalty Income

In connection with our November 2001 sale of the vena cava filter product line, the Company entered into a royalty agreement with C.R. Bard, Inc. (“Bard”) pursuant to which Bard commenced payment of royalties in the first quarter of 2003. On November 22, 1994, the Company granted to Boston Scientific Corporation (“BSC”) an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Royalties earned under these arrangements are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties. Net royalty income was approximately $861,000 and $107,000, during the three months ended March 31, 2004 and 2003, respectively.

7. Net (Loss) Income per Common and Common Equivalent Share

Basic and diluted net (loss) income per share is presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share was determined by dividing net (loss) income by the weighted average common shares outstanding during the periods presented. Diluted net (loss) income per share was determined by dividing net (loss) income by the weighted average common shares outstanding, including potential common shares from exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 1,932,970 and 949,645 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003, respectively, because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net (loss) income per share is as follows:

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Net (Loss) Income per Common and Common Equivalent Share (continued)

	For the Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding	11,917,708	11,760,834
Dilutive effect of assumed exercise of stock options and warrants	—	260,903

Weighted average common shares outstanding assuming exercise of stock options and warrants	11,917,708	12,021,737

8. Comprehensive (Loss) Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For the Three Months Ended March 31,
	2004	2003
Net (loss) income	$(226,915)	$494,475
Unrealized loss on marketable securities	(3,000)	(50,000)

Comprehensive (loss) income	$(229,915)	$444,475

9. Commitments and Contingencies

Litigation

We are a party to a legal proceeding that could have a material adverse impact on the results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

CLOSURE I

In June 2003, the U.S. Food and Drug Administration (“FDA”) approved our investigational device exemption clinical trial (“CLOSURE I”) comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA, which we currently expect to be completed in 2007. Of this total, approximately $2.5 million of costs were incurred in 2003 and $930,000 was incurred during the three months ended March 31, 2004. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Certain Factors That May Affect Future Results”.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, income taxes, legal contingencies and expenses associated with clinical trial, are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There have been no material changes to our critical accounting policies as of March 31, 2004.

Comparison of Three Months Ended March 31, 2004 and 2003

The following table presents consolidated statements of operations information as a reference for management’s discussion which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended March 31,				Increase (Decrease)	% Change
	2004	%	2003	%	2003 to 2004	2003 to 2004
	(In thousands, except percentages)
Revenues:
Product sales	$4,781	84.7%	$4,915	97.9%	$(134)	(2.7)%
Net royalty income	861	15.3%	107	2.1%	754	704.7%

Total revenues	5,642	100.0%	5,022	100.0%	620	12.3%

Costs and expenses:
Cost of product sales	1,129	23.6%	1,149	23.4%	(20)	(1.7)%
Research and development	2,025	35.9%	1,177	23.4%	848	72.0%
General and administrative	1,296	23.0%	1,279	25.5%	17	1.3%
Selling and marketing	1,544	27.4%	1,152	22.9%	392	34.0%

Total costs and expenses	5,994	106.2%	4,757	94.7%	1,237	26.0%

(Loss) income from operations	(352)	(6.2)%	265	5.3%	(617)	(232.8)%

Other Income (Expense):
Interest income, net	134	2.4%	220	4.4%	(86)	(39.1)%
Foreign currency transaction (loss) gain	(9)	(0.2)%	9	0.2%	(18)	(200.0)%

Total other income, net	125	2.2%	229	4.6%	(104)	(45.4)%

Net (loss) income	$(227)	(4.0)%	$494	9.8%	$(721)	(146.0)%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Revenues. Total revenues for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,831	$4,091
Europe	860	809

	4,691	4,900

Other	90	15

Total product sales	4,781	4,915

Net royalty income:
Bard	769	29
BSC	92	78

Total net royalty income	861	107

Total revenues	$5,642	$5,022

CardioSEAL® and STARFlex® product sales decreased by approximately $209,000, or 4.3%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. North American sales decreased approximately 6.4% for the three months ended March 31, 2004 compared to the three months ended March 31,2003, which management believes may have been the result of a combination of CLOSURE I, competing trials and commercial sales competition. European product sales for the three months ended March 31, 2004 were favorably impacted by approximately $100,000 due to the relative strengthening of the euro during that period compared to the three months ended March 31, 2003. European sales represented approximately 18.3% and 16.5% of total CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2004 and 2003, respectively.

Management currently anticipates growth in CardioSEAL® and STARFlex® product sales for fiscal 2004 compared to 2003. It is uncertain if, and to what extent, our anticipated acceleration of CLOSURE I patient enrollment in 2004 will affect the level of North American sales. Continued strengthening or weakening of the euro against the U.S. dollar will have a favorable or unfavorable impact, respectively, on the trend of European product sales.

The substantial increase in net royalty income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was directly attributable to significantly higher sales by Bard of its Recovery™ Filter (“RNF”) product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Future royalty income levels from Bard will be largely dependent upon continued market acceptance and penetration of their new generation RNF product. We currently anticipate that future royalties earned from BSC during 2004 will remain flat or decline compared to 2003 levels.

Cost of Product Sales. Cost of product sales, as a percentage of total product sales, increased marginally to approximately 23.6% for the three months ended March 31, 2004 compared to 23.4% for the comparable period of 2003. This increase was primarily attributable to a 1% increase in the CardioSEAL® and STARFlex® royalty rate, effective during February 2003, offset by higher weighted average selling prices in Europe attributable to the strengthening of the euro and a higher proportion of direct versus distributor sales. Included in cost of product sales were royalty expenses of approximately $461,000 and $446,000 for the three months ended March 31, 2004 and 2003, respectively. We currently expect cost of product sales as a percentage of total product sales to be approximately 25% for fiscal 2004, primarily as a result of higher projected international product sales as a percentage of total product sales and the higher unit manufacturing cost of our Rapid Transport TM System product, which we launched in Europe during the second half of 2003.

Research and Development. The increase of approximately $848,000 in research and development expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was largely attributable to CLOSURE I and an increase in patent application legal costs. CLOSURE I costs, including third party contracts, agreements with participating clinical sites, the personnel and operating costs of our clinical department and the costs of the STARFlex® devices implanted, totaled approximately $820,000 for the three months ended March 31, 2004. This compares to approximately $150,000 of CLOSURE I costs in the comparable period of 2003, which consisted primarily of our clinical department expenses.

We currently expect fiscal year 2004 research and development expense to increase by more than 100% compared to 2003, primarily attributable to an estimated $8 million to $9 million of costs for CLOSURE I, which amounts are largely dependent upon the rate of patient enrollment. We currently estimate total costs of CLOSURE I to be approximately $24 million through the end of the clinical trial and submission to the FDA, which we currently expect to be completed in 2007. Research and development expense as a percentage of total revenues, which was 35.9% for the three months ended March 31, 2004, is expected to be approximately 45% to 50% for fiscal year 2004.

General and Administrative. General and administrative expense was essentially unchanged for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Increased stock-based compensation and higher insurance premiums were largely offset by decreased corporate legal fees, primarily related to the Bio-Tech Engineering, Inc. arbitration proceeding that we settled in September 2003. We currently expect general and administrative expense to increase by less than 10% for fiscal 2004 compared to 2003, primarily related to anticipated insurance premium increases and professional fees necessary to comply with increased corporate governance requirements of the Sarbanes-Oxley Act.

Selling and Marketing. The increase of approximately $392,000, or 34.0%, in selling and marketing expense for the three months ended March 31, 2004 compared to the three month ended March 31, 2003 was primarily attributable to (i) increased personnel and related travel expenses; (ii) increased levels of North American marketing programs, including a collaboration with the National Stroke Association to promote further educational awareness; and (iii) early stage costs related to previously announced plans for a product management function and Asia/Pacific geographical expansion. In addition, the relative strengthening of the euro during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 had the effect of increasing reported international costs, primarily denominated in euros, by approximately $60,000. We currently expect selling and marketing expense to increase by approximately 15% for fiscal 2004 compared to 2003, primarily related to the establishment of the product management function and anticipated costs to initiate geographical expansion into the Asia/Pacific region.

Interest Income, Net. The decrease of approximately $86,000, or 39.1%, in interest income, net for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily attributable to a reduction in weighted average interest rates earned. Additionally, proceeds from fiscal 2003 maturities of $8 million of higher interest-bearing U.S. Government debt securities were transferred to money market accounts. We currently expect average interest bearing deposits during 2004 to decrease as a result of the significant ongoing costs of CLOSURE I. As a result, we currently expect interest income, net to decrease by approximately $50,000, or 10%, for fiscal 2004 compared to 2003, assuming interest rates remain the same.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated annual effective tax rate. We recorded no income tax provision for each of the three-month periods ended March 31, 2004 and 2003 on the basis that our planned investments in CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we expect a minimal income tax provision for the year ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash, cash equivalents and marketable securities	$36,306	$37,812
Net cash (used in) provided by continuing operations	(650)	1,740
Net cash used in discontinued operations	—	(411)
Net cash (used in) provided by investing activities	(1,254)	35
Net cash provided by financing activities	295	253

Net Cash (Used in) Provided by Continuing Operations:

Net cash used in continuing operations for the three months ended March 31, 2004 totaled approximately $650,000 and was comprised of (a) a net loss of approximately $227,000; (b) various non-cash charges to operations of approximately $133,000; and (c) net decreases in components of working capital of approximately $556,000.

Net cash used in continuing operations for the three months ended March 31, 2004 decreased by approximately $2.4 million from the same period ended March 31, 2003. This decrease was primarily attributable to the $3.0 million cash consideration received during the first quarter of 2003, representing the final milestone payment from Bard relating to our 2001 sale of the vena cava filter product line to Bard.

The non-cash charges of approximately $133,000 during the three months ended March 31, 2004 consisted primarily of depreciation of property, plant and equipment and stock-based compensation principally related to our stock option re-pricing in 2001.

The primary elements of the $556,000 net decrease in working capital items during the three months ended March 31, 2004 consisted of the following:

(a)	Net trade accounts receivable decreased by approximately $394,000, primarily due to a decrease of approximately $1.2 million in total product sales for the three months ended March 31, 2004 compared to the three months ended December 31, 2003.

(b)	Our inventories increased by approximately $249,000 during the first three months ended March 31, 2004, primarily due to lower than anticipated total product sales and anticipated CLOSURE I patient enrollment requirements. Based upon our adjusted 2004 production plan and expected acceleration of CLOSURE I patient enrollment, we currently anticipate that inventory balances will trend downward during 2004.

(c)	Prepaid expenses and other current assets increased by approximately $525,000. Of this total, approximately $370,000 represented increased first quarter royalties earned from Bard compared to the fourth quarter of 2003. The remainder of this increase related primarily to an increase of approximately $100,000 in accrued interest income on our remaining U.S. Government debt security.

(d)	Current liabilities decreased by approximately $176,000, primarily related to payment of approximately $470,000 of fiscal 2003 income and franchise tax accruals, partially offset by increased CLOSURE I cost accruals.

Net Cash Used in Discontinued Operations

Net cash used in discontinued operations of approximately $411,000 during the three months ended March 31, 2003 related to the payment of a judgment against the Company in an arbitration proceeding related to a former employee of the neurosciences business unit.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities of approximately $1.3 million during the three months ended March 31, 2004 consisted primarily of our purchase of a corporate bond in the principal amount of approximately $1.2 million with a maturity date of February 1, 2006. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities amounted to approximately $60,000 during the three months ended March 31, 2004.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $295,000 for the three months ended March 31, 2004. This was primarily attributable to the proceeds from the exercise of common stock options and issuance of common stock under our employee stock purchase plan.

Primarily as a result of the currently anticipated costs of CLOSURE I, we currently expect to incur operating losses at least through 2004. We currently estimate the total cost of our CLOSURE I clinical trial to be approximately $24 million through completion of the trial and submission to the FDA, which we currently expect to be completed in 2007. Of this amount, approximately $2.5 million was incurred in 2003 and we currently expect to incur approximately $8 million to $9 million in 2004, which estimate is largely dependent upon the rate of patient enrollment.

We currently project capital expenditures to total approximately $500,000 during 2004, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents and marketable securities balances of approximately $36.3 million at March 31, 2004 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the completion of CLOSURE I and submission to the FDA, which we currently expect to be completed in 2007. Based upon current projections of CLOSURE I costs during 2004, we currently expect that cash, cash equivalents and marketable securities will exceed $29 million at the end of 2004.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by the Company from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced CLOSURE I in June 2003. Although nearly three-quarters of the 100 clinical sites have completed the Internal Review Board approval process and two-thirds of those sites have concluded the initiation process allowing them to begin patient enrollment, the initial rate of patient enrollment has been disappointing. Based upon our current estimates, we expect that enrollment of all 1,600 patients will be completed in mid 2005. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA, which we currently expect to be completed in 2007. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed within our revised time expectation or at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards further. Furthermore, we cannot be certain that we will obtain a Pre-Market Approval (“PMA”) from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which would impact our ability to be profitable.

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HUMANITARIAN DEVICE EXEMPTION (“HDE”) APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either (a) the PMA granted by the FDA in December 2001 covering the VSD indication; or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. We believe that PFO is the much larger market opportunity. If the first PMA for the PFO indication were to be granted by the FDA to one of our competitors, our HDE approval for PFO would be deactivated by the FDA. Such a loss of our PFO HDE would cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited, including our ability to complete the CLOSURE I clinical trial that is required to apply for a PFO PMA.

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE.

We derive a substantial portion of our ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under an HDE to 4,000 units per year. As demand for, and costs associated with, these products fluctuates, including the potential impact of our non-revenue producing PFO Investigational Device Exemption clinical trial on product sales, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of either of these products will directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the recent sales of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair devices. Our future product sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving a successful CLOSURE I clinical trial;

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future, we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. Any additional equity financing may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not currently have any existing line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. During the past two years, we have approximately doubled our combined U.S. and European sales and marketing organization headcount. Due to our relatively new sales staff, and because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically into Asia/Pacific or other potential markets for our products. In order to market directly our CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

We are currently involved in the litigation of a dispute as described in Item 1 of Part II (Legal Proceedings). An adverse outcome in this dispute could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004 and December 31, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency and corporate bond debt instruments that are carried on our books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated balance sheets. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

We are subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to the Company. Although we have decreased the scope of our international operations following the sale of the neurosciences business unit in July 2002, we continue to denominate certain sales and operating expenses in non-U.S. currencies. Accordingly, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial condition.

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of our foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on the results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcomes.

On or about September 24, 2001, the three French subsidiaries of our former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assessment was made (approximately $2.0 million, based upon the exchange rate at March 31, 2004), in back taxes, interest and penalties. We are appealing the Reassessment. In connection with our sale of the neurosciences business unit in July 2002, we agreed to specifically indemnify Integra LifeSciences Holding Corporation against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta AB.

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

(b) Reports on Form 8-K

On March 3, 2004 we furnished a Current Report on Form 8-K containing a copy of our earnings release for the quarter and year ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 12, 2004	By:	/s/ John E. Ahern
John E. Ahern
President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Richard E. Davis
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.