Form 10-Q
period 2004-06-30
NMT MEDICAL INC
filed 2004-08-10
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

As of August 5, 2004, there were 12,072,320 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At June 30, 2004	At December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$16,755,400	$28,724,767
Marketable securities	19,131,611	8,000,000
Accounts receivable, net	2,230,717	2,546,846
Inventories	2,207,097	1,931,941
Prepaid expenses and other current assets	2,774,472	2,078,531

Total current assets	43,099,297	43,282,085

Property and equipment, net	927,219	781,808

Other assets	43,910	58,557

	$44,070,426	$44,122,450

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,142,635	$1,275,781
Accrued expenses	3,368,551	4,110,525
Discontinued operations liabilities	500,000	500,000

Total current liabilities	6,011,186	5,886,306

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized – 3,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,103,257 shares in 2004 and 11,914,787 shares in 2003	12,103	11,915
Additional paid-in capital	45,759,922	45,395,546
Less: Treasury stock – 40,000 shares at cost	(119,600)	(119,600)
Unrealized loss on marketable securities	(185,280)	—
Accumulated deficit	(7,407,905)	(7,051,717)

Total stockholders’ equity	38,059,240	38,236,144

	$44,070,426	$44,122,450

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$4,755,962	$5,275,708	$9,536,987	$10,190,545
Net royalty income	1,017,564	138,582	1,878,689	245,732

Total revenues	5,773,526	5,414,290	11,415,676	10,436,277

Costs and Expenses:
Cost of product sales	1,268,159	1,218,690	2,397,568	2,367,944
Research and development	2,066,792	1,791,311	4,091,383	2,967,784
General and administrative	1,217,723	1,649,316	2,514,047	2,928,429
Selling and marketing	1,466,766	1,725,830	3,010,537	2,877,567

Total costs and expenses	6,019,440	6,385,147	12,013,535	11,141,724

Loss from operations	(245,914)	(970,857)	(597,859)	(705,447)

Interest income, net	120,672	162,771	254,667	383,021
Foreign currency transaction (loss) gain	(4,031)	(1,341)	(12,996)	7,474

Net loss	$(129,273)	$(809,427)	$(356,188)	$(314,952)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	12,019,094	11,794,340	11,968,401	11,777,679

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(356,188)	$(314,952)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities —
Depreciation and amortization	307,698	239,818
Stock-based employee compensation	(36,036)	96,873
Changes in assets and liabilities —
Accounts receivable	316,129	(464,990)
Receivable from sale of product line	—	3,000,000
Inventories	(275,156)	(787,150)
Prepaid expenses and other current assets	(695,941)	(46,867)
Accounts payable	866,854	(91,745)
Accrued expenses	(741,974)	(728,201)

Net cash (used in) provided by continuing operations	(614,614)	902,786

Net cash used in discontinued operations	—	(410,505)

Cash flows from investing activities:
Purchases of property and equipment	(307,885)	(122,734)
Decrease in other assets	—	80,000
Purchase of marketable securities	(19,447,467)	—
Proceeds from maturities of marketable securities	8,000,000	—

Net cash used in investing activities	(11,755,352)	(42,734)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	287,564	197,979
Proceeds from issuance of common stock pursuant to employee stock purchase plan	113,036	76,873
Payments of capital lease obligations	—	(20,198)

Net cash provided by financing activities	400,600	254,654

Net (decrease) increase in cash and cash equivalents	(11,969,367)	704,201
Cash and cash equivalents, beginning of period	28,724,767	19,933,931

Cash and cash equivalents, end of period	$16,755,400	$20,638,132

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$911	$4,671

Income taxes	$465,000	$101,386

Supplemental disclosure of noncash financing and investing transactions:
Receipt of treasury stock	$—	$119,600

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Operations

NMT Medical, Inc. (together with its subsidiaries, the “Company” or “NMT”), founded in July 1986, designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of stroke, and other potential brain attacks, such as migraine headaches, through minimally invasive, catheter-based procedures. Our products are designed to offer alternative approaches to existing complex treatments, thereby reducing patient trauma, shortening procedure, hospitalization and recovery times and lowering overall treatment costs. These products also serve the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques.

2. Interim Financial Statements

The accompanying consolidated financial statements at June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of grant. Under an alternative method of accounting, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, options are valued at the grant date using an option pricing model and compensation expense is recognized ratably over the vesting period.

The following table illustrates the pro forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(129,273)	$(809,427)	$(356,188)	$(314,952)
Add: Stock-based employee compensation included in net loss as reported	(83,600)	70,150	(36,036)	96,873
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(309,663)	(280,505)	(637,146)	(563,075)

Pro forma net loss	$(522,536)	$(1,019,782)	$(1,029,370)	$(781,154)

Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.07)	$(0.03)	$(0.03)

Pro forma	$(0.04)	$(0.09)	$(0.09)	$(0.07)

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants generally vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the proforma effects of applying SFAS No. 123 for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the effects expected in future periods.

4. Cash, Cash Equivalents and Marketable Securities

We consider all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at June 30, 2004 consisted of approximately $19.1 million of debt instruments with maturities ranging from July 15, 2005 to March 30, 2006. Approximately $185,000 of accumulated unrealized losses were recorded at June 30, 2004 as an adjustment to stockholders’ equity. Accrued interest receivable of approximately $350,000 and $61,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2004 and December 31, 2003, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2004	At December 31, 2003
Raw materials and work-in-process	$1,097,886	$1,065,377
Finished goods	1,109,211	866,564

	$2,207,097	$1,931,941

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties. Net royalty income was approximately $1.0 million and $1.9 million during the three and six-month periods ended June 30, 2004, respectively, and approximately $138,000 and $246,000 during the three and six-month periods ended June 30, 2003, respectively.

7. Net Loss per Common and Common Equivalent Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. Options and warrants to purchase a total of 1,798,596 and 2,096,328 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2004 and 2003, respectively, because they were not dilutive.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(129,273)	$(809,427)	$(356,188)	$(314,952)
Increase in unrealized loss on marketable securities	(182,633)	(60,000)	(185,280)	(110,000)

Comprehensive loss	$(311,906)	$(869,427)	$(541,468)	$(424,952)

9. Commitments and Contingencies

Litigation

We are a party to a legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

CLOSURE I

In June 2003, the U.S. Food and Drug Administration (“FDA”) approved our investigational device exemption clinical trial (“CLOSURE I”) comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA, which we currently expect to be completed in 2008. Of this total, approximately $2.5 million of costs were incurred in 2003 and approximately $1.7 million was incurred during the six months ended June 30, 2004. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes”, “anticipates”, “plans”, “expects” and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Certain Factors That May Affect Future Results”.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, income taxes, legal contingencies and expenses associated with clinical trial, are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There have been no material changes to our critical accounting policies as of June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

The following table presents consolidated statements of operations information as a reference for management’s discussion which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended June 30,				Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	%	2003	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,756	82.4%	$5,276	97.5%	$(520)	(9.9)%
Net royalty income	1,018	17.6%	138	2.5%	880	637.7%

Total revenues	5,774	100.0%	5,414	100.0%	360	6.6%

Costs and expenses:
Cost of product sales	1,268	26.7%	1,219	23.1%	49	4.0%
Research and development	2,067	35.8%	1,791	33.1%	276	15.4%
General and administrative	1,218	21.1%	1,649	30.5%	(431)	(26.1)%
Selling and marketing	1,467	25.4%	1,726	31.9%	(259)	(15.0)%

Total costs and expenses	6,020	104.3%	6,385	117.9%	(365)	(5.7)%

Loss from operations	(246)	(4.3)%	(971)	(17.9)%	725	(74.7)%

Interest income, net	121	2.1%	163	3.0%	(42)	(25.8)%
Foreign currency transaction loss	(4)	(0.1)%	(1)	(0.0)%	(3)	300.0%

Net loss	$(129)	(2.2)%	$(809)	(14.9)%	$680	(84.1)%

Revenues. Total revenues for the three months ended June 30, 2004 and 2003 were as follows:

	For The Three Months Ended June 30,
	2004	2003
	(In thousands)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,794	$4,392
Europe	898	868

	4,692	5,260
Other	64	16

Total product sales	4,756	5,276

Net royalty income:
Bard	938	57
BSC	80	81

Total net royalty income	1,018	138

Total revenues	$5,774	$5,414

CardioSEAL® and STARFlex® product sales decreased by approximately $568,000, or 10.8%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. North American sales decreased approximately $598,000, or 13.6%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Management believes that this sales trend has been influenced by (i) the FDA’s recent announcement that it is enforcing stricter end-user adherence to Humanitarian Device Exemption (“HDE”) guidelines, specifically related to off-label procedures; (ii) the impacts of CLOSURE I and competing clinical trials; and (iii) commercial sales competition. European sales increased approximately $30,000, or 3.5%, during the same period, primarily due to the strengthening of the euro and an increase in unit volume, partially offset by a higher proportion of distributor versus direct sales. European sales represented approximately 19.1% and 16.5% of total CardioSEAL® and STARFlex® product sales for the three months ended June 30, 2004 and 2003, respectively.

Based upon current sales trends, North American CardioSEAL® and STARFlex® implant sales for the remainder of 2004 are currently expected to decrease slightly compared to the same period of 2003. European sales are currently expected to increase during the same period compared to 2003. As a result, management currently expects worldwide implant sales to decrease approximately 6% for 2004 compared to 2003. Continued strengthening or weakening of the euro against the U.S. dollar will have either a favorable or unfavorable impact, respectively, on the trend of European product sales.

The increase in net royalty income in 2004 was directly attributable to significantly higher sales by Bard of its Recovery™ Filter (“RNF”) product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Future royalty income levels earned from Bard will be largely dependent upon continued market acceptance and penetration of their new generation RNF product. In addition, we currently anticipate that future royalties earned from BSC during 2004 will remain flat compared to 2003 levels.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, in 2004 was due to lower production levels and fixed overhead costs in the second quarter of 2004, resulting in unfavorable overhead variances. This reduced production was primarily the result of a sufficient supply of STARFlex® inventory for use in CLOSURE I. Incrementally higher production levels of STARFlex® are currently anticipated during the remaining quarters of fiscal 2004, compared to the quarter ended June 30, 2004, based upon expected increases in European product sales and CLOSURE I patient enrollment. As a result, we currently expect cost of total product sales as a percentage of total product sales to decrease from 26.7% in the quarter ended June 30, 2004 to approximately 25.5% during the reminder of 2004. For the full year 2004, we currently expect cost of product sales as a percentage of total product sales to be approximately 25%, compared to 24.6% for fiscal 2003, primarily as a result of lower production levels, higher projected European product sales as a percentage of total product sales and the higher unit cost of our Rapid TransportTM System (“RTS”) product that we launched in Europe during the second half of 2003. Included in cost of product sales were royalty expenses of approximately $455,000 and $556,000 for the three months ended June 30, 2004 and 2003, respectively.

Research and Development. The increase in research and development expense in 2004 was largely attributable to CLOSURE I and patent application legal costs. CLOSURE I costs, including third party contracts, agreements with participating clinical sites, the personnel and operating costs of our clinical department and the costs of the STARFlex® devices implanted, totaled approximately $755,000 for the three months ended June 30, 2004. This compared to approximately $609,000 of CLOSURE I costs in the comparable period of 2003.

We currently expect fiscal year 2004 research and development expense to increase by approximately 30% to 40% compared to 2003, primarily attributable to an estimated $3.5 million to $4.5 million of costs for CLOSURE I, which amounts are largely dependent upon the rate of patient enrollment. Our current estimate of CLOSURE I costs for fiscal 2004 has been substantially reduced from our previous estimate due to continued lower than anticipated patient enrollment. We currently expect the enrollment phase to be completed by the end of 2006. We continue to estimate that total costs of CLOSURE I will approximate $24 million through the end of the clinical trial and submission to the FDA, which we currently expect to be completed in 2008. In addition, we continue to evaluate the potential connection between a patent foreman ovale (“PFO”) and migraine headaches and currently expect to commence a migraine study (“MIST I”) in Europe later this year. Research and development expense as a percentage of total revenues, which was 35.8% for the three months ended June 30, 2004, is currently expected to be approximately 40% for fiscal year 2004.

General and Administrative. The decrease in general and administrative expense in 2004 was primarily attributable to (i) lower corporate legal fees, related principally to an arbitration proceeding that was settled in September 2003; and (ii) reduced stock-based compensation associated with our 2001 stock option re-pricing. We currently expect general and administrative expense to be approximately flat in 2004 when compared to 2003. This reduction from our previous estimate is primarily related to lower than anticipated insurance premium renewals and lower stock-based compensation.

Selling and Marketing. The decrease in selling and marketing expense in 2004 was primarily attributable to reductions in marketing programs and travel related expenses, partially offset by ongoing 2004 costs related to our collaboration with the National Stroke Association and product marketing programs. During the second quarter of 2003 we incurred substantial costs in Europe in connection with our participation at simultaneous interventional cardiology and stroke neurology meetings, including a satellite broadcast of a live PFO closure case. We currently expect selling and marketing expense to increase by approximately 7% to 10% for fiscal 2004 compared to 2003. The reduced rate of increase from our previous estimate is primarily related to a later than planned commencement of geographical expansion into the Asia/Pacific region.

Interest Income, Net. The decrease in interest income, net in 2004 was primarily attributable to lower interest rates earned on marketable securities and money market funds and, to a lesser degree, a reduction of average interest-bearing assets. We currently expect average interest bearing assets during the remainder of 2004 to decrease as a result of the ongoing costs of CLOSURE I. As a result, we currently expect interest income, net to decrease by approximately $50,000 for fiscal 2004 compared to 2003, assuming interest rates remain the same.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated annual effective tax rate. We recorded no income tax provision for each of the three-month periods ended June 30, 2004 and 2003 on the basis that our planned investments in CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we expect a nominal income tax provision, if any, for the year ending December 31, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

The following table presents consolidated statements of operations information as a reference for management’s discussion which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Six Months Ended June 30,				Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	%	2003	%
	(In thousands, except percentages)
Revenues:
Product sales	$9,537	83.5%	$10,190	97.6%	$(653)	(6.4)%
Net royalty income	1,879	16.5%	246	2.4%	1,633	663.8%

Total revenues	11,416	100.0%	10,436	100.0%	980	9.4%

Costs and expenses:
Cost of product sales	2,398	25.1%	2,368	23.2%	30	1.3%
Research and development	4,091	35.8%	2,968	28.4%	1,123	37.8%
General and administrative	2,514	22.0%	2,928	28.1%	(414)	(14.1)%
Selling and marketing	3,011	26.4%	2,877	27.6%	134	4.7%

Total costs and expenses	12,014	105.2%	11,141	106.8%	873	7.8%

Loss from operations	(598)	(5.2)%	(705)	(6.8)%	107	(15.2)%

Interest income, net	255	2.2%	383	3.7%	(128)	(33.4)%
Foreign currency transaction (loss) gain	(13)	(0.1)%	7	0.1%	(20)	(285.7)%

Net loss	$(356)	(3.1)%	$(315)	(3.0)%	$(41)	13.0%

Revenues. Total revenues for the six months ended June 30, 2004 and 2003 were as follows:

	For The Six Months Ended June 30,
	2004	2003
	(In thousands)
Product sales:
CardioSEAL® and STARFlex®:
North America	$7,625	$8,484
Europe	1,758	1,676

	9,383	10,160
Other	154	30

Total product sales	9,537	10,190

Net royalty income:
Bard	1,706	86
BSC	173	160

Total net royalty income	1,879	246

Total revenues	$11,416	$10,436

CardioSEAL® and STARFlex® product sales decreased by approximately $777,000, or 7.6%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. North American sales decreased approximately $859,000, or 10.1%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Management believes that this sales trend has been influenced by (i) the FDA’s recent announcement that it is enforcing stricter end-user adherence to HDE guidelines, specifically related to off-label procedures; (ii) the impacts of CLOSURE I and competing clinical trials; and (iii) commercial sales competition. European product sales for the six months ended June 30, 2004 increased approximately $82,000, or 4.9%, compared to the six months ended June 30, 2003, primarily due to the strengthening of the euro. European sales represented approximately 18.7% and 16.5% of total CardioSEAL® and STARFlex® product sales for the six months ended June 30, 2004 and 2003, respectively.

The increase in net royalty income in 2004 was directly attributable to significantly higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. In addition, royalties earned from BSC in 2004 were consistent with 2003.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, in 2004 was impacted by several factors, including (i) reduced production levels and fixed overhead, resulting in unfavorable overhead variances in the second quarter of 2004; (ii) a 1% increase in the CardioSEAL® and STARFlex® royalty rate effective during February 2003; and (iii) proportionately higher international product sales, which have a lower average selling price than North American product sales. Included in cost of product sales were royalty expenses of approximately $916,000 and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

Research and Development. The increase in research and development expense in 2004 was largely attributable to CLOSURE I and patent application legal costs. CLOSURE I costs, including third party contracts, agreements with participating clinical sites, the personnel and operating costs of our clinical department and the costs of the STARFlex® devices implanted, totaled approximately $1.6 million for the six months ended June 30, 2004. This compared to approximately $763,000 of CLOSURE I costs in the comparable period of 2003.

General and Administrative. The decrease in general and administrative expense in 2004 was primarily attributable to (i) lower corporate legal fees, related principally to an arbitration proceeding that was settled in September 2003 and; (ii) reduced stock-based compensation in connection with our 2001 stock option re-pricing.

Selling and Marketing. The increase in selling and marketing expense in 2004 was primarily attributable to increased personnel costs and our collaboration with the National Stroke Association, partially offset by reductions in other marketing programs. In addition, the relative strengthening of the euro during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 had the effect of increasing reported international costs, primarily denominated in euros, by approximately $85,000.

Interest Income, Net. The decrease in interest income, net in 2004 was attributable to lower interest rates earned on marketable securities and money market funds and, to a lesser degree, a reduction of average interest-bearing assets.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated annual effective tax rate. We recorded no income tax provision for each of the six-month periods ended June 30, 2004 and 2003 on the basis that our planned investments in CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we expect a nominal income tax provision, if any, for the year ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash, cash equivalents and marketable securities	$35,887	$36,795
Net cash (used in) provided by continuing operations	(615)	903
Net cash used in discontinued operations	—	(411)
Net cash used in investing activities	(11,755)	(43)
Net cash provided by financing activities	401	255

Net Cash (Used in) Provided by Continuing Operations:

Net cash used in continuing operations for the six months ended June 30, 2004 totaled approximately $615,000 and consisted of a net loss of approximately $356,000 and net decreases in components of working capital of approximately $531,000, partially offset by various non-cash charges to operations of approximately $272,000.

The non-cash charges of approximately $272,000 during the six months ended June 30, 2004 consisted primarily of amortization of bond premium and depreciation of property and equipment, partially offset by a net credit to stock-based compensation, principally related to our stock option re-pricing in 2001.

The primary elements of the $531,000 net decrease in components of working capital during the six months ended June 30, 2004 consisted of the following:

(a)	Net trade accounts receivable decreased by approximately $316,000, primarily due to a decrease of approximately $1.2 million in total product sales for the three months ended June 30, 2004 compared to the three months ended December 31, 2003.

(b)	Our inventories increased by approximately $275,000 during the first six months ended June 30, 2004, primarily due to lower than anticipated total product sales and lower than anticipated CLOSURE I patient enrollment. Based upon our adjusted production plan, we currently anticipate that inventory balances will trend downward during the remainder of 2004.

(c)	Prepaid expenses and other current assets increased by approximately $696,000. Of this total, approximately $524,000 represented increased second quarter royalties earned from Bard compared to the fourth quarter of 2003. Accrued interest income receivable increased by approximately $289,000 during the six months ended June 30, 2004 due to net purchases of marketable securities of approximately $11.4 million.

(d)	Current liabilities increased by approximately $125,000, primarily related to increased CLOSURE I related costs, partially offset by payments of approximately $470,000 for estimated fiscal 2003 income and franchise tax accruals.

Net cash used in continuing operations for the six months ended June 30, 2004 decreased by approximately $1.5 million from the same period ended June 30, 2003. This decrease was primarily attributable to the $3.0 million cash consideration received from Bard during the first quarter of 2003, representing the final milestone payment related to our 2001 sale of the vena cava filter product line to Bard.

Net Cash Used in Discontinued Operations

Net cash used in discontinued operations of approximately $411,000 during the six months ended June 30, 2003 related to the payment of a judgment against the Company in an arbitration proceeding related to a former employee of the neurosciences business unit.

Net Cash Used In Investing Activities

Net cash used in investing activities of approximately $11.8 million during the six months ended June 30, 2004 consisted primarily of approximately $19.4 million of purchases of marketable securities, with maturity dates ranging from July 15, 2005 to March 30, 2006, offset by $8.0 million of proceeds from maturing securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $308,000 during the six months ended June 30, 2004.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $401,000 for the six months ended June 30, 2004. This was primarily attributable to proceeds from the exercise of common stock options and the issuance of common stock under our employee stock purchase plan.

Primarily as a result of the currently anticipated costs of CLOSURE I, we currently expect to incur operating losses at least through 2005. We currently estimate the total cost of our CLOSURE I clinical trial to be approximately $24 million through completion of the trial and submission to the FDA, which we currently expect to be completed in 2008. Of this amount, approximately $2.5 million was incurred in 2003 and we currently expect to incur approximately $3.5 million to $4.5 million in 2004, which estimate is largely dependent upon the rate of patient enrollment.

We currently project capital expenditures to total approximately $500,000 during 2004, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents and marketable securities balances of approximately $35.9 million at June 30, 2004 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the completion of CLOSURE I and submission to the FDA, which we currently expect to be completed in 2008. Based upon current projections of CLOSURE I costs during 2004, we currently expect that cash, cash equivalents and marketable securities will exceed $31 million at the end of 2004.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2004, we have not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by the Company from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced CLOSURE I in June 2003. Although approximately 80 of the 100 clinical sites have completed the Institutional Review Board approval process and approximately 70 of those 80 clinical sites have concluded the initiation process allowing them to begin patient enrollment, the initial rate of patient enrollment has been disappointing. Based upon our current estimates, we expect that enrollment of the 1,600 patients will be completed by the end of 2006. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA, which we currently expect to be completed in 2008. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed within our revised time expectation or at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards further. Furthermore, we cannot be certain that we will obtain a Pre-Market Approval (“PMA”) from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which would impact our ability to be profitable.

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HDE APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either (a) the PMA granted by the FDA in December 2001 covering the ventricular septal defect (“VSD”) indication; or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. We believe that PFO is the much larger market opportunity. If the first PMA for the PFO indication were to be granted by the FDA to one of our competitors, our HDE approval for PFO would be deactivated by the FDA. Such a loss of our PFO HDE would cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited, including our ability to complete the CLOSURE I clinical trial that is required to apply for a PFO PMA.

SUBSTANTIALLY ALL OF OUR PRODUCT SALES ARE DERIVED FROM ONE PRODUCT LINE.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the recent sales of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future product sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving a successful CLOSURE I clinical trial;

•	implementing a pilot study that demonstrates clinical relevancy of a PFO / migraine connection;

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the three months ended June 30, 2004, net royalty income increased more than 600% compared to the comparable period of 2003 and increased approximately 18.2% compared to the three months ended March 31, 2004. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 16.5% for the six months ended June 30, 2004. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, theses sales levels could fluctuate on a quarter to quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. Since December 31, 2001, we have approximately doubled our combined U.S. and European sales and marketing organization headcount. Due to our relatively new sales staff, and because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically into Asia/Pacific or other potential markets for our products. In order to market directly our CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS AND UNINSURED OR UNDERINSURED LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third party distributors. In connection with such claims, users might allege that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms, or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim, or other claim, with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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

We have a limited history in manufacturing our products, including our CardioSEAL® and STARFlex® cardiac septal repair implant devices, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practices and International Standards Organization (“ISO”) standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004 and December 31, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency and corporate bond debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated balance sheets. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

We are subject to market risk in the form of foreign currency risk. Although we have decreased the scope of our international operations following the sale of the neurosciences business unit in July 2002, we continue to denominate certain product sales and operating expenses in non-U.S. currencies. Accordingly, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time and could have a material adverse impact on our financial condition.

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of our foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in our consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on the results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

On or about September 24, 2001, the three French subsidiaries of our former neurosciences business unit, NMT Neurosciences Instruments SARL, NMT Neurosciences Holdings SA and NMT Neurosciences Implants SA, each received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite a une verification de comptabilite) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking from the above-named NMT entities in excess of FF11 million, which is the currency in which the assessment was made (approximately $2.0 million, based upon the exchange rate at June 30, 2004), in back taxes, interest and penalties. We are appealing the Reassessment. In connection with our sale of the neurosciences business unit in July 2002, we agreed to specifically indemnify Integra LifeSciences Holding Corporation against any liability in connection with these tax claims. Pursuant to the terms of a settlement agreement with Elekta AB, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta AB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of stockholders was held on June 22, 2004. Present at the annual meeting in person or through representation by proxy were 8,909,234 out of a total of 12,007,582 shares of our common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1)	election of eight members to our board of directors, each to serve for a one-year term;

(2)	approval of an amendment to our 2001 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance thereunder from 700,000 to 1,100,000 shares; and

(3)	ratification of the appointment of Ernst & Young LLP as our independent auditors for the upcoming fiscal year.

The results of the voting on the matters presented to the stockholders at the annual meeting are as set forth below; there were no broker non-votes for any of the matters.

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	8,851,611	57,623
Robert G. Brown	7,517,844	1,391,390
Cheryl L. Clarkson	7,661,774	1,247,460
R. John Fletcher	7,609,971	1,299,263
Daniel F. Hanley, M.D.	8,775,974	133,260
James E. Lock, M.D.	8,871,001	38,233
Francis J. Martin	6,632,274	2,276,960
Harry A. Schult	7,842,701	1,066,533

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
AMENDMENT TO 2001 STOCK INCENTIVE PLAN	2,531,392	2,528,132	391,000
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP	7,854,534	1,053,700	1,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Exhibit
10.1	2001 Stock Incentive Plan, as amended.

10.2 (1)	Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated as of May 20, 2004. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On May 6, 2004 we furnished a Current Report on Form 8-K containing a copy of our earnings release for the quarter ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 10, 2004	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: August 10, 2004	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.1	2001 Stock Incentive Plan, as amended.

10.2 (1)	Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated as of May 20, 2004. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.