Form 10-Q
period 2004-09-30
NMT MEDICAL INC
filed 2004-11-10
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

As of November 8, 2004, there were 12,119,007 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At September 30, 2004	At December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,256,039	$28,724,767
Marketable securities	22,207,610	8,000,000
Accounts receivable, net	1,876,238	2,546,846
Inventories	2,464,508	1,931,941
Prepaid expenses and other current assets	2,817,441	2,078,531

Total current assets	42,621,836	43,282,085
Property and equipment, net	849,901	781,808
Other assets	36,587	58,557

	$43,508,324	$44,122,450

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,807,447	$1,275,781
Accrued expenses	3,354,922	4,110,525
Discontinued operations liabilities	500,000	500,000

Total current liabilities	5,662,369	5,886,306

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized – 3,000,000 shares Issued and outstanding – none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,140,808 shares in 2004 and 11,914,787 shares in 2003	12,141	11,915
Additional paid-in capital	45,891,897	45,395,546
Less: Treasury stock – 40,000 shares at cost	(119,600)	(119,600)
Unrealized loss on marketable securities	(120,634)	—
Accumulated deficit	(7,817,849)	(7,051,717)

Total stockholders’ equity	37,845,955	38,236,144

	$43,508,324	$44,122,450

See accompanying notes.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$3,947,196	$5,367,868	$13,484,183	$15,558,413
Net royalty income	1,078,325	499,332	2,957,014	745,064

Total revenues	5,025,521	5,867,200	16,441,197	16,303,477

Costs and Expenses:
Cost of product sales	1,030,586	1,235,345	3,428,154	3,603,289
Research and development	2,043,265	2,031,244	6,134,648	4,999,028
General and administrative	1,183,163	1,285,790	3,697,210	4,214,219
Selling and marketing	1,318,082	1,375,305	4,328,619	4,252,872
Settlement of litigation	—	1,245,357	—	1,245,357

Total costs and expenses	5,575,096	7,173,041	17,588,631	18,314,765

Loss from operations	(549,575)	(1,305,841)	(1,147,434)	(2,011,288)

Other Income (Expense):
Interest income, net	134,025	74,055	388,692	457,076
Foreign currency transaction gain (loss)	5,606	8,130	(7,390)	15,604

Total other income, net	139,631	82,185	381,302	472,680

Net loss	$(409,944)	$(1,223,656)	$(766,132)	$(1,538,608)

Net loss per common share:
Basic and Diluted	$(0.03)	$(0.10)	$(0.06)	$(0.13)

Weighted average common shares outstanding:
Basic and Diluted	12,070,800	11,812,436	12,002,783	11,789,392

See accompanying notes.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(766,132)	$(1,538,608)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	584,352	436,816
Stock-based employee compensation	(18,867)	153,012
Changes in assets and liabilities —
Accounts receivable	670,608	(76,533)
Receivable from sale of product line	—	3,000,000
Inventories	(532,567)	(1,041,302)
Prepaid expenses and other current assets	(738,910)	(687,835)
Accounts payable	531,666	(441,157)
Accrued expenses	(755,603)	(117,388)

Net cash used in continuing operations	(1,025,453)	(312,995)

Net cash used in discontinued operations	—	(410,505)

Cash flows from investing activities:
Purchases of property and equipment	(334,522)	(141,141)
Decrease in other assets	—	80,000
Purchase of marketable securities	(22,624,197)	—
Proceeds from maturities of marketable securities	8,000,000	6,000,000

Net cash (used in) provided by investing activities	(14,958,719)	5,938,859

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	308,759	230,146
Proceeds from issuance of common stock pursuant to employee stock purchase plan	206,685	154,662
Payments of capital lease obligations	—	(27,865)

Net cash provided by financing activities	515,444	356,943

Net (decrease) increase in cash and cash equivalents	(15,468,728)	5,572,302
Cash and cash equivalents, beginning of period	28,724,767	19,933,931

Cash and cash equivalents, end of period	$13,256,039	$25,506,233

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$951	$5,359

Income taxes	$488,750	$116,746

Supplemental disclosure of noncash financing and investing transactions:
Receipt of treasury stock	$—	$119,600

See accompanying notes.

Notes to Consolidated Financial Statements

1. Operations

NMT Medical, Inc. (together with its subsidiaries, the “Company” or “NMT”), designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of stroke and other potential brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (PFO) and brain attacks such as stroke, transient ischemic attacks (TIA’s) and migraine headaches. A PFO can allow venous blood, unfiltered by the lungs, to enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. We are a leader in designing and developing implants to seal the PFO defect in a minimally invasive, catheter-based procedure performed by the interventional cardiologist.

2. Interim Financial Statements

The accompanying consolidated financial statements at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.

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

The following table illustrates the pro forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(409,944)	$(1,223,656)	$(766,132)	$(1,538,608)
Add: Stock-based employee compensation included in net loss as reported	17,169	56,139	(18,867)	153,012
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(284,700)	(378,109)	(921,846)	(941,184)

Pro forma net loss	$(677,475)	$(1,545,626)	$(1,706,845)	$(2,326,780)

Basic and Diluted net loss per common share:
As reported	$(0.03)	$(0.10)	$(0.06)	$(0.13)

Pro forma	$(0.06)	$(0.13)	$(0.14)	$(0.20)

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants generally vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the pro forma effects of applying SFAS No. 123 for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the effects expected in future periods.

4. Cash, Cash Equivalents and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at September 30, 2004 consisted of approximately $22.2 million of debt instruments with maturities ranging from November 2004 to March 2006. Approximately $121,000 of accumulated unrealized losses were recorded at September 30, 2004 as a component of other comprehensive income. Accrued interest receivable of approximately $203,000 and $61,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, cash and cash equivalents included a certificate of deposit of approximately $1.1 million, which was restricted to collateralize a bank guarantee issued in October 2004 in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment (see Note 10).

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30, 2004	At December 31, 2003
Raw materials and work-in-process	$1,294,851	$1,065,377
Finished goods	1,169,657	866,564

	$2,464,508	$1,931,941

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties. Net royalty income was approximately $1.1 million and $3.0 million during the three and nine-month periods ended September 30, 2004, respectively, and approximately $499,000 and $745,000 during the three and nine-month periods ended September 30, 2003, respectively.

7. Settlement of Litigation

On June 1, 2002, we received a Demand for Arbitration in the amount of $10 million, plus legal fees and interest, from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt (collectively, “BTE”), claiming that we were in breach of contract. Following hearings, on September 22, 2003, the Company and BTE entered into a settlement agreement, pursuant to which we paid $950,000 to BTE and BTE agreed to a general release of any and all claims against the Company. Also as part of the settlement, the Company and BTE terminated the license and technology agreement, BTE transferred all associated patent rights to the Company and the parties agreed to have the case dismissed with prejudice. The Company and BTE each paid half of the arbitration fees. Included in our consolidated statements of operations for the three and nine-month periods ended September 30, 2003 was a settlement of litigation charge of approximately $1.2 million, which consisted of the settlement amount plus legal fees.

8. Net Loss per Common and Common Equivalent Share

Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. Options and warrants to purchase a total of 1,894,968 and 2,051,227 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2004 and 2003, respectively, because they were not dilutive.

Notes to Consolidated Financial Statements

9. Comprehensive (Loss) Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive (loss) income and its components in our consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(409,944)	$(1,223,656)	$(766,132)	$(1,538,608)
Unrealized gain (loss) on marketable securities	64,646	32,000	(120,634)	(78,000)

Comprehensive loss	$(345,298)	$(1,191,656)	$(886,766)	$(1,616,608)

10. Commitments and Contingencies

Litigation

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcome.

In September 2004, the Company and the Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed to us. The complaint alleges that Cardia, Inc. of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.1 million based upon the exchange rate at September 30, 2004). In connection with our sale of the neurosciences business unit to Integra LifeSciences Holding Corporation (“Integra”) in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.0 million based upon the exchange rate at September 30, 2004). Pursuant to the terms of a settlement agreement with Elekta AB (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

In December 1998, we filed a patent infringement suit against AGA Medical claiming that certain of AGA’s products infringe U.S. Patent No. 5,108,420 (the “420 Patent”), for which we maintain the exclusive license. During the litigation, AGA identified certain third party patents that it argued would invalidate the claims of the 420 Patent. In September 2003, the Court dismissed our suit against AGA without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the 420 Patent, the Patent Office Board of Appeals reversed the examiner’s rejection of the claims on August 19, 2004 and returned the reexamination for action consistent with its decision.

CLOSURE I

In June 2003, the U.S. Food and Drug Administration (“FDA”) approved our investigational device exemption clinical trial (“CLOSURE I”) comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately

$24 million through the completion of the trial and submission to the FDA, which we currently expect to be completed in 2008. Of this total, approximately $2.5 million of costs were incurred in 2003 and approximately $2.5 million was incurred during the nine months ended September 30, 2004. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

MIST

In November 2004, we received approval to initiate a clinical study in the United Kingdom designed to evaluate the effectiveness of transcatheter closure of a common cardiac defect, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. The clinical study, named MIST (Migraine Intervention with STARFlex® Technology), is the first prospective, randomized, controlled study to evaluate the potential relationship between a PFO and certain migraine attacks and to determine whether sealing the PFO is an effective treatment in the resolution of these migraines. MIST is a double-blinded study randomizing migraine patients with PFOs to either PFO closure with the STARFlex® implant or a control arm. Enrollment is expected to be completed during 2005. Study patients will be followed for six months.

In connection with MIST, we will enter into various contractual obligations with third party service providers and participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total MIST costs to be approximately $3.0 million to $4.0 million through the completion of the study.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, income taxes, legal contingencies and expenses associated with clinical trial, are described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There have been no material changes to our critical accounting policies as of September 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	For The Three Months Ended September 30,				Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	%	2003	%
	(In thousands, except percentages)
Revenues:
Product sales	$3,947	78.5%	$5,368	91.5%	$(1,421)	(26.5)%
Net royalty income	1,078	21.5%	499	8.5%	579	116.0%

Total revenues	5,025	100.0%	5,867	100.0%	(842)	(14.4)%

Costs and expenses:
Cost of product sales	1,031	26.1%	1,235	23.0%	(204)	(16.5)%
Research and development	2,043	40.7%	2,031	34.6%	12	0.6%
General and administrative	1,183	23.5%	1,286	21.9%	(103)	(8.0)%
Selling and marketing	1,318	26.2%	1,376	23.5%	(58)	(4.2)%
Settlement of litigation	—	0.0%	1,245	21.2%	(1,245)	(100.0)%

Total costs and expenses	5,575	110.9%	7,173	122.3%	(1,598)	(22.3)%

Loss from operations	(550)	(10.9)%	(1,306)	(22.3)%	756	(57.9)%

Other Income (Expense):
Interest income, net	134	2.7%	74	1.3%	60	81.1%
Foreign currency transaction gain	6	0.1%	8	0.1%	(2)	(25.0)%

Total other income, net	140	2.8%	82	1.4%	58	70.7%

Net loss	$(410)	(8.2)%	$(1,224)	(20.9)%	$814	(66.5)%

Revenues. Total revenues for the three months ended September 30, 2004 and 2003 were as follows:

	For The Three Months Ended September 30,		Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	2003
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,150	$4,577	$(1,427)	(31.2)%
Europe	797	763	34	4.5%

	3,947	5,340	(1,393)	(26.1)%
Other	—	28	(28)	(100.0)%

Total product sales	3,947	5,368	(1,421)	(26.5)%

Net royalty income:
Bard	1,026	393	633	161.1%
BSC	52	106	(54)	(50.9)%

Total net royalty income	1,078	499	579	116.0%

Total revenues	$5,025	$5,867	$(842)	(14.4)%

CardioSEAL® and STARFlex® product sales decreased by approximately $1.4 million, or 26.1%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. North American sales decreased approximately $1.4 million, or 31.2%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Management believes that this sales trend has been influenced primarily by the FDA’s announcement that it is enforcing stricter end-user adherence to Humanitarian Device Exemption (“HDE”) guidelines, specifically related to off-label procedures, and also by commercial sales competition. European sales increased approximately $34,000, or 4.5%, during the same period, primarily due to the weakening of the U.S. dollar and a higher proportion of direct versus distributor sales, partially offset by decreased total unit sales volume. European sales represented approximately 20.2% and 14.3% of total CardioSEAL® and STARFlex® product sales for the three months ended September 30, 2004 and 2003, respectively.

Based upon current sales trends, we anticipate that total fiscal year 2004 revenues, which includes net royalty income, will decrease approximately 6% compared to fiscal year 2003. CardioSEAL® and STARFlex® implant sales for fiscal year 2004 are currently expected to decrease approximately 20% to 25% compared to fiscal year 2003. Continued weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on the trend of European product sales.

The increase in net royalty income in 2004 was directly attributable to significantly higher sales by Bard of its Recovery™ Filter (“RNF”) product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Future royalty income levels earned from Bard will be largely dependent upon continued market acceptance and penetration of their new generation RNF product. Separately, we currently anticipate that future royalties earned from BSC during 2004 will trend downward compared to 2003 levels.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, in 2004 was primarily due to a combination of reduced production volumes and fixed manufacturing overhead costs, resulting in higher unit product costs. This increase was partially offset by a higher European average selling price in 2004, which was due to a combination of a higher proportion of direct versus distributor sales and by the effect of the weakening U.S dollar. For the full year 2004, we currently expect cost of product sales as a percentage of total product sales to be approximately 26%, compared to 24.6% for fiscal 2003, primarily as a result of lower production levels, higher projected European product sales as a percentage of total product sales and the higher unit cost of our Rapid TransportTM System (“RTS”) product that we launched in Europe during the second half of 2003. Included in cost of product sales were royalty expenses of approximately $377,000 and $529,000 for the three months ended September 30, 2004 and 2003, respectively.

Research and Development. Initial costs related to the planned pilot study to evaluate the clinical relevance of a connection between PFO closure and migraine headaches (“MIST”) were offset by reductions in personnel related costs, legal costs associated with patent applications, and CLOSURE I. CLOSURE I costs, including third party contracts, agreements with participating clinical sites, the personnel and operating costs of our clinical department and the costs of the STARFlex® devices implanted, totaled approximately $785,000 for the three months ended September 30, 2004 compared to approximately $840,000 in the comparable period of 2003.

We currently expect fiscal year 2004 research and development expense to increase by approximately 30% to 40% compared to 2003, primarily attributable to (i) early stage costs related to the planned MIST pilot study, which is anticipated to commence patient enrollment in the United Kingdom before the end of 2004; (ii) an estimated $3.5 million to $4.5 million of CLOSURE I costs in 2004 compared to approximately $2.5 million in 2003; and (iii) increased patent application legal costs. Estimated CLOSURE I costs for fiscal 2004 have been reduced from our earlier estimates due to continued lower than anticipated patient enrollment. We currently expect the enrollment phase to be completed by the end of 2006. We continue to estimate that total costs of CLOSURE I will approximate $24 million through the end of the clinical trial and submission to the FDA, which we currently expect to be completed in 2008. Research and development expense as a percentage of total revenues, which was 40.7% for the three months ended September 30, 2004, is currently expected to be approximately 42% for fiscal year 2004.

General and Administrative. The decrease in general and administrative expense in 2004 was primarily attributable to (i) lower corporate legal fees; (ii) reduced stock-based compensation associated with our 2001 stock option re-pricing; and (iii) a reduction in insurance costs. We currently expect general and administrative expense to decrease approximately 7% to 12% in 2004 when compared to 2003.

Selling and Marketing. The decrease in selling and marketing expense in 2004 was primarily attributable to reductions in sales-based commissions and travel related expenses, partially offset by a combination of increased marketing programs, costs related to our collaboration with the National Stroke Association and a weakening U.S. dollar. We currently expect selling and marketing expense to be flat for fiscal 2004 compared to 2003.

Settlement of Litigation. During the three months ended September 30, 2003, we incurred a charge of approximately $1.2 million in connection with the settlement, effective as of September 22, 2003, of an arbitration proceeding with BTE. The charge consisted of a $950,000 settlement payment to BTE plus legal costs (see Note 7 of Notes to Consolidated Financial Statements).

Interest Income, Net. The increase in interest income, net in 2004 was primarily attributable to higher interest rates earned on marketable securities, which made up approximately 62.6% of our interest-bearing assets compared to approximately 28.3% in the comparable period of 2003. The balance of our interest-bearing assets were money market accounts and short-term debt instruments, which earned lower rates of interest. We currently expect average interest-bearing assets during the remainder of 2004 to decrease as a result of the cash requirements of MIST and CLOSURE I. As a result, we currently expect interest income, net to decrease by approximately $50,000 for fiscal 2004 compared to 2003, assuming interest rates remain the same.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated annual effective tax rate. We recorded no income tax provision for each of the three-month periods ended Septemeber 30, 2004 and 2003 on the basis that our planned investments in CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we expect a nominal income tax provision, if any, for the year ending December 31, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	For The Nine Months Ended September 30,				Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	%	2003	%
	(In thousands, except percentages)
Revenues:
Product sales	$13,484	82.0%	$15,558	95.4%	$(2,074)	(13.3)%
Net royalty income	2,957	18.0%	745	4.6%	2,212	296.9%

Total revenues	16,441	100.0%	16,303	100.0%	138	0.8%

Costs and expenses:
Cost of product sales	3,429	25.4%	3,603	23.2%	(174)	(4.8)%
Research and development	6,134	37.3%	4,999	30.7%	1,135	22.7%
General and administrative	3,697	22.5%	4,214	25.8%	(517)	(12.3)%
Selling and marketing	4,329	26.3%	4,253	26.1%	76	1.8%
Settlement of litigation	—	0.0%	1,245	7.6%	(1,245)	(100.0)%

Total costs and expenses	17,589	107.0%	18,314	112.3%	(725)	(4.0)%

Loss from operations	(1,148)	(7.0)%	(2,011)	(12.3)%	863	(42.9)%

Other Income (Expense):
Interest income, net	389	2.4%	457	2.8%	(68)	(14.9)%
Foreign currency transaction (loss) gain	(7)	(0.0)%	15	0.1%	(22)	(146.7)%

Total other income, net	382	2.3%	472	2.9%	(90)	(19.1)%

Net loss	$(766)	(4.7)%	$(1,539)	(9.4)%	$773	(50.2)%

Revenues. Total revenues for the nine months ended September 30, 2004 and 2003 were as follows:

	For The Nine Months Ended September 30,		Increase (Decrease) 2003 to 2004	% Change 2003 to 2004
	2004	2003
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$10,774	$13,060	$(2,286)	(17.5)%
Europe	2,555	2,440	115	4.7%

	13,329	15,500	(2,171)	(14.0)%
Other	155	58	97	167.2%

Total product sales	13,484	15,558	(2,074)	(13.3)%

Net royalty income:
Bard	2,732	479	2,253	470.4%
BSC	225	266	(41)	(15.4)%

Total net royalty income	2,957	745	2,212	296.9%

Total revenues	$16,441	$16,303	$138	0.8%

CardioSEAL® and STARFlex® product sales decreased by approximately $2.2 million, or 14.0%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. North American sales decreased approximately $2.3 million, or 17.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Management believes that this sales trend has been influenced by (i) the FDA’s announcement that it is enforcing stricter end-user adherence to HDE guidelines, specifically related to off-label procedures; (ii) the impacts of CLOSURE I and competing clinical trials; and (iii) commercial sales competition. European product sales for the nine months ended September 30, 2004 increased approximately $115,000, or 4.7%, compared to the nine months ended September 30, 2003, primarily due to the weakening of the U.S. dollar and the higher proportion of direct versus distributor sales, partially offset by reduced total unit sales. European sales represented approximately 19.2% and 15.7% of total CardioSEAL® and STARFlex® product sales for the nine months ended September 30, 2004 and 2003, respectively.

The increase in net royalty income in 2004 was directly attributable to significantly higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. In addition, royalties earned from BSC in 2004 decreased slightly compared to 2003.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, in 2004 was primarily impacted by a combination of reduced production volumes and fixed manufacturing overhead costs, resulting in higher unit product costs. This increase was partially offset by a higher European average selling price in 2004, which was due to a combination of a higher proportion of direct versus distributor sales and the effect of the weakening U.S. dollar. Included in cost of product sales were royalty expenses of approximately $1.3 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Research and Development. The increase in research and development expense in 2004 was largely attributable to a combination of (i) early stage costs associated with our planned MIST study; (ii) CLOSURE I, which commenced in June 2003; and (iii) patent application legal costs, partially offset by reduced contract product development costs. CLOSURE I costs, including third party contracts, agreements with participating clinical sites, the personnel and operating costs of our clinical department and the costs of the STARFlex® devices implanted, totaled approximately $2.4 million for the nine months ended September 30, 2004. This compared to approximately $1.6 million of CLOSURE I costs in the comparable period of 2003.

General and Administrative. The decrease in general and administrative expense in 2004 was primarily attributable to (i) lower corporate legal fees, related principally to the BTE arbitration proceeding that was settled in September 2003; and (ii) reduced stock-based compensation in connection with our 2001 stock option re-pricing.

Selling and Marketing. The slight increase in selling and marketing expense in 2004 was primarily attributable to our collaboration with the National Stroke Association and costs associated with our planned product marketing function, partially offset by reductions in sales-based commissions and marketing programs. In addition, the relative weakening of the U.S. dollar during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 had the effect of increasing reported international expenses, primarily denominated in euros, by approximately $115,000.

Settlement of Litigation. During the nine months ended September 30, 2003, we incurred a charge of approximately $1.2 million in connection with the settlement, effective as of September 22, 2003, of an arbitration proceeding with BTE. The charge consisted of a $950,000 settlement payment to BTE plus legal costs (see Note 7 of Notes to Consolidated Financial Statements).

Interest Income, Net. The decrease in interest income, net in 2004 was attributable to lower interest rates earned on marketable securities and money market funds and, to a lesser degree, a reduction of average interest-bearing assets.

Income Tax Provision. In accordance with U.S. generally accepted accounting principles, we provide for income taxes on an interim basis using our estimated annual effective tax rate. We recorded no income tax provision for each of the nine-month periods ended September 30, 2004 and 2003 on the basis that our planned investments in CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we expect a nominal income tax provision, if any, for the year ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

	For the Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash, cash equivalents and marketable securities	$35,464	$35,595
Net cash used in continuing operations	(1,025)	(313)
Net cash used in discontinued operations	—	(411)
Net cash (used in) provided by investing activities	(14,959)	5,939
Net cash provided by financing activities	515	357

Net Cash Used in Continuing Operations:

Net cash used in continuing operations for the nine months ended September 30, 2004 totaled approximately $1.0 million and consisted of a net loss of approximately $766,000 and net decreases in components of working capital of approximately $825,000, partially offset by various non-cash charges to operations of approximately $565,000.

The non-cash charges of approximately $565,000 during the nine months ended September 30, 2004 consisted of amortization of bond premium and depreciation of property and equipment, partially offset by a net credit to stock-based compensation, principally related to our stock option re-pricing in 2001.

The primary elements of the $825,000 net decrease in components of working capital during the nine months ended September 30, 2004 consisted of the following:

(a)	Net trade accounts receivable decreased by approximately $671,000, primarily due to a decrease of approximately $2.1 million in total product sales for the three months ended September 30, 2004 compared to the three months ended December 31, 2003.

(b)	Our inventories increased by approximately $533,000 during the nine months ended September 30, 2004, primarily due to lower than anticipated levels of product sales and CLOSURE I patient enrollment.

(c)	Prepaid expenses and other current assets increased by approximately $739,000. Of this total, approximately $643,000 represented increased third quarter royalties earned and due from Bard compared to the fourth quarter of 2003. Accrued interest income receivable increased by approximately $142,000 during the nine months ended September 30, 2004 due to purchases of marketable securities, net of maturities, totaling approximately $14.6 million.

(d)	Current liabilities decreased by approximately $224,000, primarily related to payments of approximately $490,000 for estimated fiscal 2003 income and franchise tax accruals partially offset by increased CLOSURE I related costs.

Net Cash Used in Discontinued Operations

Net cash used in discontinued operations of approximately $411,000 during the nine months ended September 30, 2003 related to the payment of a judgment against the Company in an arbitration proceeding related to a former employee of the neurosciences business unit.

Net Cash Used In Investing Activities

Net cash used in investing activities of approximately $15.0 million during the nine months ended September 30, 2004 consisted primarily of approximately $22.6 million of purchases of marketable securities, with maturity dates ranging from November 2004 to March 2006, offset by $8.0 million of proceeds from maturities of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $335,000 during the nine months ended September 30, 2004.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $515,000 for the nine months ended September 30, 2004. This was primarily attributable to proceeds from the exercise of common stock options and the issuance of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated costs related to MIST and CLOSURE I, we currently expect to incur operating losses at least through 2005. We currently estimate the total cost of our CLOSURE I clinical trial to be approximately $24 million through completion of the trial and submission to the FDA, which we currently expect to be completed in 2008. Of this amount, approximately $2.5 million was incurred in 2003 and we currently expect to incur approximately $3.5 million to $4.5 million in 2004, which estimate is largely dependent upon the rate of patient enrollment.

We currently project capital expenditures to total approximately $400,000 during 2004, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents and marketable securities balances of approximately $35.5 million at September 30, 2004 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least the completion of MIST and the completion of CLOSURE I, including submission to the FDA, which we currently expect to be completed in 2008. Based upon current projections of MIST and CLOSURE I costs during the remainder of 2004, we currently expect that cash, cash equivalents and marketable securities will exceed $32 million at the end of 2004.

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2004, we did not engage in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate a clinical study in the United Kingdom, named MIST (Migraine Intervention with STARFlex® Technology), designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. We expect patient enrollment to be completed during 2005, with patient follow-up over a six month period thereafter. We currently estimate the total costs of MIST to be approximately $3.0 million to $4.0 million. We cannot be certain that patient enrollment will be completed on schedule, or at all. We cannot be certain that this prospective, randomized, controlled study will establish clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our technology in treating this condition. Even if we achieve positive results, we cannot be certain of the timing or the costs of obtaining required FDA approvals in order to market our STARFlex® technology in the U.S. to treat migraines.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

In connection with the commercialization of our CardioSEAL® and STARFlex® products, and the recent sales of our vena cava filter product line and our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future product sales growth and financial results depend almost exclusively on increased market penetration of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals, difficulties in recruiting additional experienced sales and marketing personnel, lead times and costs of possible expansion into new geographical markets, and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving a successful CLOSURE I clinical trial;

•	implementing MIST to attempt to demonstrate clinical relevancy of a possible PFO / migraine connection;

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

Our success will depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties. We cannot be certain that:

•	any of our pending patent applications or any future patent applications will result in issued patents;

•	the scope of our patent protection will exclude competitors or provide competitive advantages to us;

•	any of our owned or licensed patents will be held valid if subsequently challenged; or

•	others will not claim rights in or ownership of the patents and other proprietary rights held by us.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the three months ended September 30, 2004, net royalty income increased more than 100% compared to the comparable period of 2003 and increased approximately 6.0% compared to the three months ended June 30, 2004. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 18.0% for the nine months ended September 30, 2004. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

AS A RESULT OF GOVERNMENT REGULATIONS, WE MAY EXPERIENCE LOWER SALES AND EARNINGS.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States and abroad. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could have a material adverse effect on our business, financial condition and results of operations:

•	delays in receipt of, or failure to receive, regulatory approvals or clearances;

•	the loss of previously received regulatory approvals or clearances;

•	limitations on the intended use of a device imposed as a condition of regulatory approvals or clearances; or

•	our failure to comply with existing or future regulatory requirements.

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

The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practices and International Standards Organization (“ISO”) standards. These regulatory requirements may significantly increase our production and/or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

We are currently involved in the litigations described in Item 1 of Part II (Legal Proceedings). An adverse outcome in any of these disputes could result in substantial monetary damages and, therefore, negatively impact our financial condition or results of operations.

WE FACE UNCERTAINTIES WITH RESPECT TO THE AVAILABILITY OF THIRD PARTY REIMBURSEMENT.

In the United States, Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs, greatly affect revenues for suppliers of health care products and services. Such third party payors may affect the pricing or relative attractiveness of our products by regulating the maximum amount, if any, of reimbursement which they provide to the physicians and hospitals using our devices, or any other products that we may develop. If, for any reason, the third party payors decided not to provide reimbursement for our products, that would materially adversely affect our ability to sell our products. Moreover, mounting concerns about rising health care costs may cause the government or private insurers to implement more restrictive coverage and reimbursement policies in the future. In the international market, reimbursement by private third party medical insurance providers and by governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004 and December 31, 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency and corporate bond debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated balance sheets. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcome.

In September 2004, the Company and the Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed to us. The complaint alleges that Cardia, Inc. of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.1 million based upon the exchange rate at September 30, 2004). In connection with our sale of the neurosciences business unit to Integra in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.0 million based upon the exchange rate at September 30, 2004). Pursuant to the terms of a settlement agreement with Elekta AB, completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta.

In December 1998, we filed a patent infringement suit against AGA Medical claiming that certain of AGA’s products infringe U.S. Patent No. 5,108,420 (the “420 Patent”), for which we maintain the exclusive license. During the litigation, AGA identified certain third party patents that it argued would invalidate the claims of the 420 Patent. In September 2003, the Court dismissed our suit against AGA without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the 420 Patent, the Patent Office Board of Appeals reversed the examiner’s rejection of the claims on August 19, 2004 and returned the reexamination for action consistent with its decision.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Exhibit
10.1	Form of Incentive Stock Option Agreement used in connection with the grant of stock options pursuant to the 2001 Stock Incentive Plan, as amended. (**)

10.2	Form of Incentive Stock Option Letter Agreement used in connection with the grant of stock options pursuant to 1998 Stock Incentive Plan. (**)

10.3	Form of Incentive Stock Option Letter Agreement used in connection with the grant of stock options pursuant to 1996 Stock Option Plan. (**)

10.4	Form of Nonstatutory Stock Option Letter Agreement used in connection with the grant of stock options pursuant to the 1996 Stock Option Plan for Non-Employee Directors, as amended. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On July 29, 2004 we filed a Current Report on Form 8-K containing a copy of our earnings release for the quarter ended June 30, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On September 27, 2004 we filed a Current Report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) containing a copy of the incentive stock option agreement entered into between the Company and Richard E. Davis under our 2001 Stock Incentive Plan, as amended, to purchase 18,000 shares of our common stock at an exercise price of $3.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 10, 2004	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.1	Form of Incentive Stock Option Agreement used in connection with the grant of stock options pursuant to the 2001 Stock Incentive Plan, as amended. (**)

10.2	Form of Incentive Stock Option Letter Agreement used in connection with the grant of stock options pursuant to 1998 Stock Incentive Plan. (**)

10.3	Form of Incentive Stock Option Letter Agreement used in connection with the grant of stock options pursuant to 1996 Stock Option Plan. (**)

10.4	Form of Nonstatutory Stock Option Letter Agreement used in connection with the grant of stock options pursuant to the 1996 Stock Option Plan for Non-Employee Directors, as amended. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(**)	Management contract or compensatory plan or arrangement to be filed as an Exhibit to this Quarterly Report on Form 10-Q.