Form 10-K
period 2004-12-31
NMT MEDICAL INC
filed 2005-03-23
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2004 was $33,448,235 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ National Market on that date. For these purposes, the registrant deems its affiliates to include its directors and officers, as well as the entities affiliated with Whitney & Co. There were 12,182,490 shares of Common Stock outstanding as of March 18, 2005.

PART I

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve assumptions, risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results”. When used in this report, the words “expects”, “could”, “would”, “may”, “anticipates”, “intends”, “plans”, “believes”, “targets”, “estimates”, and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements.

ITEM 1. BUSINESS

INTRODUCTION

We design, develop and market proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other potential brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (“PFO”) and brain attacks such as migraine headaches, stroke, and transient ischemic attacks (“TIA”). In utero, the PFO is an opening in the atrial wall that allows the mother’s oxygenated blood to support the fetus. At birth, or usually by age one, the PFO completely closes, preventing venous blood and arterial blood from mixing. Of the estimated percentage of people whose PFO may not fully seal, which we believe could be up to 25%, most will never even know that they have this defect. A PFO can allow venous blood, unfiltered by the lungs, to enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. We are a leader in designing and developing implants to seal the PFO defect in a minimally invasive, catheter-based procedure performed by an interventional cardiologist.

We are a Delaware corporation that was founded in 1986, with executive offices located at 27 Wormwood Street, Boston, Massachusetts 02210-1625, and our telephone number is (617) 737-0930.

Several recent research studies have suggested that patients who have a PFO may suffer from severe migraines. Some doctors have observed that after PFO closure to prevent recurrent stroke, patients who had previously suffered from migraines unexpectedly reported that their attacks either stopped completely or improved in terms of frequency and severity. In order to help confirm the clinical relevancy of this apparent link between migraine and PFOs, in late 2004 we received approval to commence the first prospective, randomized, double-blinded, controlled clinical study in the United Kingdom using our existing proprietary STARFlex® septal repair technology. This clinical study, named MIST (Migraine Intervention with STARFlex® Technology), will enroll fewer than 200 patients at approximately 15 centers, with follow-up evaluation over a six-month period. We currently estimate patient enrollment to be completed by the third quarter of 2005. We are also developing a clinical study protocol to further evaluate the PFO/migraine connection in the United States and hope to obtain Food and Drug Administration (“FDA”) approval for an investigational device exemption (“IDE”) clinical trial in the second half of 2005. We believe that our initial target population for PFO closure with our proprietary technology would be approximately 5% of all migraine sufferers. This is based on statistics from the World Health Organization and the American Council for Headache Evaluation that the prevalence of migraines in the United States, Europe and Japan is approximately 10% of the general population. Also, published medical research indicates that approximately 20% of migraine sufferers have migraine with aura, often referred to as the classic migraine, and up to 50% of those suffering from migraine with aura are unresponsive to current medications. Within that patient subset, the prevalence of PFO is estimated to be 50%, or twice what would be expected in a normal population. If the MIST trial is successful in demonstrating that PFO closure with STARFlex® shuts down a process that may be triggering or contributing to certain migraine attacks, it would represent a potential breakthrough treatment for patients currently not responding to other therapies. Based upon our current implant selling price and the initial target population, which represents 3.8 million migraine sufferers, we could potentially gain a portion of this large market opportunity.

Stroke is the third leading cause of death in the United States, and for some young adults a PFO may be the primary culprit in embolic stroke. When intracardiac pressures are increased (i.e., by strenuous activities, lifting, or straining), the PFO may open and allow blood flow to move, or shunt, from one atrial chamber to the other. On occasion, emboli present in venous blood, which are normally filtered through the lungs, can now cross through the PFO into the arterial side, travel to the brain and block essential blood flow. The result may be a stroke, causing potential loss of speech, vision, movement, and even death. Each year, approximately 750,000 Americans suffer a new or recurrent stroke and 500,000 Americans experience a TIA. For these people, who risk embolic stroke each year because of their PFO, traditional therapeutic options have been lifetime medication or heart surgery. We believe that PFO closure using our proprietary implant technologies is an alternative treatment for a certain subset of patients and is another potentially large market opportunity for us.

In the United States, the FDA classifies septal repair implant devices as Class III medical devices, which require receipt of Pre-Market Approval (“PMA”). Under the FDA’s Humanitarian Device Exemption (“HDE”) regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based upon more limited clinical experience than is required for a full PMA. We currently sell our CardioSEAL® product in the United States under an HDE granted in 2000 by the FDA for treating PFO patients with recurrent paradoxical stroke who have failed conventional drug therapy, such as Coumadin. HDE regulations allow for the treatment of up to 4,000 patients per year at an approved price of $5,500 for each device. We also sell our CardioSEAL® product in the United States under a PMA for patients with a ventricular septal defect (“VSD”) who have high surgical risk factors. The European Union has promulgated rules governing the marketing and sale of medical products in the countries of the European Union. These products must receive a Conformité Europeene (“CE”) Mark indicating that the manufacturer has conformed to all of the obligations required by the legislation. The STARFlex® implant has been sold in Europe since it received the CE Mark in 1998. We also re-sell third party products for use with our CardioSEAL® and STARFlex® implant devices, specifically vascular sizing balloons and sheaths.

Sales of proprietary implant technologies, including ancillary third party products, in the United States and Europe account for substantially all of our current product sales. To date, more than 16,000 PFOs have been successfully closed worldwide across four generations of our CardioSEAL® and STARFlex® implants. Net royalty income, predominantly related to the 2001 sale of our former vena cava filter product line to C.R. Bard, Inc. (“Bard”), accounted for approximately 19.5% and 6.0% of our total revenues for the years ended December 31, 2004 and 2003, respectively. We do not currently expect any significant additional sources of revenue in 2005.

In 2003 we commenced an IDE, FDA-approved clinical trial (“CLOSURE I”) comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and TIA. CLOSURE I is a randomized, controlled trial expected to enroll 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with follow-up evaluation over a two-year period. Patient enrollment in CLOSURE I has progressed much slower than anticipated. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. Additionally, we hope to obtain FDA approval for an IDE clinical trial in the second half of 2005 to further evaluate the connection between PFO and migraines. Study data from our clinical trials will be used to support a PFO PMA application.

Our primary strategic objective is to continue to increase shareholder value by: (i) completing the MIST study enrollment; (ii) gaining approval for a PFO/migraine study in the U.S., hopefully to commence in the second half of 2005; (iii) initiating a clinical study for BioSTAR™, our fifth generation implant technology; and (iv) making significant progress with CLOSURE I patient enrollment. If the results of our current MIST study and the proposed follow-on U.S. trial confirm a PFO/migraine connection, we currently believe that PFO closure for migraine could represent a substantial and more immediate revenue growth opportunity for us as compared to PFO closure for stroke. With a strong balance sheet, including approximately $35.4 million of cash, equivalents, marketable securities and restricted cash at December 31, 2004, we currently believe that we have the necessary financial resources to complete these regulatory and clinical activities and to continue our focus on technological improvements to our products and intellectual property positions.

PRODUCTS

Cardiac Septal Repair Implants

In February 1996, we acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Children’s Medical Center Corporation (“CMCC”), also known as Children’s Hospital Boston. In connection with the acquisition, we acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair implant devices. Under the license agreements, as amended, we pay royalties to CMCC on all commercial sales of our cardiac septal repair products. We sell CardioSEAL® in the United States, Canada and Europe. We sell STARFlex® in Europe. We also re-sell third party products for use with the CardioSEAL® and STARFlex® implant devices, specifically vascular sizing balloons and sheaths. Since the second half of 2002, following completion of the transitional manufacturing agreement related to the sale of our vena cava filter product line to Bard, our cardiac septal repair implants have accounted for substantially all of our product sales. The aggregate of these product sales accounted for 79.8%, 93.3% and 77.4% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Cardiac septal repair implant devices are used for the repair of intracardiac shunts that result in abnormal blood flow through the chambers of the heart. Common cardiac septal defects include PFO, VSD and atrial septal defects (“ASD”). PFO, the most common of these defects, has been implicated as a possible factor in certain migraine headaches. In addition, PFO has also been implicated as a possible cause of embolic stroke, for which other current treatments include lifelong anticoagulation therapy or open heart surgery. Both of these treatments may present significant risks to the embolic stroke patient with a PFO. We believe that our catheter-based cardiac septal repair implant technologies may provide a minimally invasive and less costly treatment alternative. We estimate that the worldwide market potential for our cardiac septal repair implant technologies is approximately 3.8 million for migraine headaches and approximately 250,000 procedures annually for stroke and TIA. Current congenital heart defects (ASD, VSD, etc.) account for approximately 30,000 procedures.

In the United States, we were granted FDA approval under HDE regulations for three indications. Our first HDE approval was granted in September 1999 for nonsurgically closing fenestrated fontans. Following the FDA’s grant of a PMA for a competitive device for this indication, this HDE was withdrawn. Our second HDE approval, also in September 1999, was granted for closing VSD in patients with high surgical risk factors. We received a PMA for this indication in December 2001 and, accordingly, this HDE approval was no longer necessary and was withdrawn. Our third HDE approval, granted in February 2000, provided for the use of CardioSEAL® in treating PFO patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO who have failed conventional drug therapy, such as Coumadin. CMCC worked with us to generate the clinical data necessary for our HDE and PMA applications and approvals. HDE regulations for the remaining PFO indication allow for the treatment of up to 4,000 patients per year. A selling price of $5,500 for each device in the U.S. was approved by the FDA.

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

BioSTAR™, our fifth generation product, is the first tissue engineered PFO implant. The extracellular matrix biomaterial from which it is made enhances cell growth, promoting more rapid and complete sealing of the PFO defect. Over time, the BioSTAR™ material is replaced by the body’s own native tissue. We have completed pre-clinical testing of BioSTAR™, and we plan to begin a human clinical trial in the next several months.

During 2003, we introduced in Europe the Rapid Transport™ System (“RTS”), which allows the interventional cardiologist to more easily implant the STARFlex® device. We currently hope to initiate a clinical study in the U.S. in the second quarter of 2005 to obtain HDE approval to market this product.

ROYALTY INCOME

Vena Cava Filters

In November 2001, we sold our former vena cava filter product line, including the Recovery™ Filter (“RNF”) and Simon Nitinol Filter (“SNF”) products, to Bard for $27 million in cash and up to an additional $7 million in cash tied to certain performance and delivery milestones. We continued to manufacture the filter products for Bard through June 2002 and, upon final transfer of manufacturing to Bard, received a $4 million milestone payment on September 30, 2002. In January 2003, we received the final $3 million milestone payment as a result of Bard’s receipt of FDA approval for the commercial sale and use of its RNF product as of December 31, 2002. Commencing in 2003, we earned royalties from Bard on its sales of the vena cava filter products. Through 2007, the royalty rate applicable to RNF product sales is substantially higher than the royalty rate applicable to SNF products, after which time the lower royalty rate applies to all products. These royalties are recorded net of certain royalties that we continue to pay to the original inventor under the terms of our agreements with Bard.

Stents

In November 1994, we licensed to Boston Scientific Corporation (“BSC”) the exclusive worldwide rights to develop, manufacture, market and distribute products utilizing our stent technology. BSC is not prohibited from selling competing stents and has established a broad-based stent program. Pursuant to the license agreement, we earn sales royalties and, if applicable, manufacturing cost reduction incentives.

CLINICAL TRIALS

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 15 centers, with an expected enrollment of fewer than 200 migraine patients with aura, who have a PFO and who will be randomized to either

PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process is supported by the Migraine Action Association (MAA), a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. We currently expect to complete patient enrollment by the end of the third quarter 2005, with a follow-up evaluation over a six-month period. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be in the range of $3.0-$4.0 million. Of this total, approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.0 million.

Based on statistics from the World Health Organization and the American Council for Headache Evaluation, the prevalence of migraines in the United States, Europe and Japan is approximately 10% of the general population. Also, published medical research indicates that approximately 20% of migraine sufferers have migraine with aura, often referred to as the classic migraine, and up to 50% of those suffering from migraine with aura are unresponsive to current medications. Within that patient subset, the prevalence of PFO is estimated to be 50%, or twice what would be expected in a normal population. If the MIST trial is successful in demonstrating that PFO closure with STARFlex® shuts down a process that may be triggering or contributing to certain migraine attacks, it would represent a potential breakthrough treatment for patients currently not responding to other therapies. Based on our current implant selling price and the initial target population, which represents 3.8 million migraine sufferers, we could potentially gain a portion of this large market opportunity.

CLOSURE I

In April 2002, we filed a PMA application with the FDA for the use of our STARFlex® implant device for PFO closure in certain high risk patient populations, including the population currently served by the HDE PFO approval, using a subset of the data we used to obtain our VSD PMA in December 2001. At a September 2002 meeting of the Circulatory Systems Devices Panel of the FDA, the panel did not recommend approval of this PMA. Working closely with the FDA and experts from the neurology and interventional cardiology communities, we submitted to the FDA the clinical trial design for our PFO IDE. The trial, named CLOSURE I, for which we received IDE approval from the FDA in June 2003, is a prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Patient enrollment in CLOSURE I has progressed much slower than anticipated. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. Patients will be evaluated periodically over a two-year period, during which time safety and efficacy data, including recurrent event rates (i.e., stroke and/or TIA), will be collected for all patients. We do not charge for the products implanted in the clinical trial. Once completed, we expect to use clinical data from this trial for the submission of PMA applications to the FDA for STARFlex®. For more information concerning FDA regulations applicable to CLOSURE I, see “Business –Government Regulation”.

We have committed significant financial and personnel resources to the execution of this pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $3.7 million and $2.5 million were incurred during 2004 and 2003, respectively. We currently project 2005 costs to approximate $4 million, largely dependent upon the rate of patient enrollment.

RESEARCH AND DEVELOPMENT

Our research and development organization included 29 persons as of December 31, 2004, with departmental groups dedicated to product development, regulatory and clinical affairs, and quality assurance. Total research and development expenses were approximately $9.0 million, $7.0 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of these totals, approximately $3.5 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively, were CLOSURE I costs.

Research and Development

Major accomplishments for 2004 included the continued development of a next generation STARFlex® septal repair implant called BioSTARTM, which incorporates an enhanced tissue scaffold utilizing a proprietary tissue-engineered matrix. BioSTARTM , our fifth generation implant device, is designed to optimize the biological response by promoting quicker healing and device endothelialization. We currently expect to commence human clinical trials with respect to BioSTAR™ during the second quarter of 2005.

A successful feasibility study was conducted for our sixth generation, highly novel PFO closure device. The device maintains many of the advantages of our current devices including high conformability and an atraumatic design while addressing limitations of current products regarding simplicity of implantation. Most importantly, it is completely bioresorbable. This highly biocompatible implant is designed to slowly resorb into the surrounding tissue following defect closure and healing.

In March 2004, our new transseptal sheath product line was introduced into limited market release in both Europe and the United States. We believe that this important accessory product represents an improvement to existing sheaths in quality, reliability of implant delivery, and retrievability. Additional product enhancement projects focused on improving septal repair implant retrievability, thromboresistance, arm fracture resistance, and overall system compatibility and reliability.

The research and development group also continued to invest in strengthening our intellectual property assets in all aspects of PFO closure.

Regulatory and Clinical Affairs

In 2003, our Regulatory and Clinical Affairs department designed the CLOSURE I clinical trial and consummated agreements with key third party service providers. Nearly three-quarters of the projected 100 CLOSURE I clinical sites throughout the United States have completed the Institutional Review Board (“IRB”) approval process and two-thirds of those sites have concluded the initiation process allowing them to begin patient enrollment. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. As part of this effort, a clinical development specialist group was created, whose primary goal is to facilitate enrollment in CLOSURE I.

Additionally, we managed ongoing enrollment in the VSD PMA post-market registry for the CardioSEAL® septal repair implants, filed regulatory submissions to obtain approval of a new accessory product line and obtained necessary regulatory approvals for septal repair implant product line modifications, with hopeful FDA approval by the end of 2005.

In 2005, in addition to our ongoing MIST and CLOSURE I trials, we intend to focus on three primary project activities: (i) evaluating BioSTAR™, our next generation STARFlex® cardiac septal repair implant incorporating the enhanced tissue scaffold; (ii) evaluating our new Rapid Transport™ Delivery Catheter, with resulting data to be used to support U.S. regulatory filings to the FDA; and (iii) securing FDA approval for, and commencing, a U.S. clinical trial to study the potential PFO/migraine connection.

Quality Assurance

Our quality assurance group is responsible for product inspection and release, and for ensuring company-wide compliance with U.S. and international quality system regulations. Quality assurance also manages our field quality and international regulatory approval activities.

MARKETING AND SALES STRATEGY

We market CardioSEAL® through our direct sales force to customers in the United States and Canada and market CardioSEAL® and STARFlex® directly in key European markets and through select distributors in other parts of Europe. As of December 31, 2004, worldwide sales and marketing personnel consisted of sixteen persons, of which nine are in various locations in the United States and seven are based in Europe. Our European employees are based in Germany, France and the United Kingdom. We continue to evaluate geographic expansion and coverage, including the merits of possible joint venture or similar relationships in the Asia/Pacific region.

We use a variety of marketing and education programs to create ongoing awareness and demand for our CardioSEAL® and STARFlex® products. In addition to active participation in numerous cardiology related symposia and exhibitions in the United States and Europe, we work closely with our leading customers to promote multi-disciplinary dialogue and education, especially between the interventional cardiology and neurology communities. Traditionally, the neurologist and the interventional cardiologist have not collaborated on patient diagnosis or treatment. We believe that the PFO/migraine and PFO/stroke connections have changed that relationship. To further facilitate what we believe to be an emerging solution to both of these brain attacks (migraine and stroke), we have focused added resources on enhancing the referral process and helping neurologists and interventional cardiologists form the partnerships needed to diagnose and treat PFO. These are often the most challenging aspects of introducing a new technology and promoting a new therapeutic concept. We sponsored joint meetings in both Europe and the United States that brought together the interventional cardiology and stroke neurology communities on the subject of potentially preventing and treating cardiac sources of migraine headache and stroke.

CUSTOMERS

In order for our U.S. customers to purchase the CardioSEAL® products under our PFO HDE, they must obtain IRB approval. It is not necessary for our U.S. customers to obtain IRB approval to purchase CardioSEAL® products for VSD closure, as we have received a PMA for this indication. At December 31, 2004, we had approximately 250 active customers worldwide to which we sell our CardioSEAL® and STARFlex® products directly.

Sales of vena cava filter products to Bard and certain of its affiliates accounted for 21% of product sales for the year ended December 31, 2002. Following the fulfillment of our obligations under the transitional manufacturing agreement with Bard, as of June 30, 2002, Bard has no longer been a significant customer. No other customer accounted for greater than 10% of product sales in each of the three years in the period ended December 31, 2004.

MANUFACTURING

We manufacture the CardioSEAL® and STARFlex® cardiac septal repair implants at our headquarters in Boston, which includes a Class 10,000 cleanroom. We have received ISO 13485 and EN 46001 certifications, which are based on adherence to established standards in the areas of quality assurance and manufacturing process control, and have also received permission to affix the CE Mark to our products. We believe that our current manufacturing facilities are sufficient to accommodate potential increases in demand for our products.

COMPETITION

Four companies, AGA Medical Corp. (“AGA”), W. L. Gore, Cardia, Inc. (“Cardia”), and Velocimed, Inc., which was recently acquired by St. Jude Medical, Inc., have developed devices that compete with CardioSEAL® and STARFlex®. These companies sell their products in Europe and other international markets, and AGA also sells in the United States. We believe that these competitors are conducting, or are planning to conduct, clinical trials in the United States. Additionally, there are over 40 other companies or individuals with intellectual property in the field of septal closure including devices, radiofrequency welding, suturing, abrasion, adhesives and other approaches.

We believe that the CardioSEAL® and STARFlex® implants have a distinct advantage over other PFO closure devices. CardioSEAL® has the longest clinical use history, a highly conformable, atraumatic design, a tissue scaffold proven to promote endothelialization, and a low septal profile and low metal surface area. Additionally, the STARFlex® has a self-adjusting PFO-compatible centering mechanism which provides exceptionally high closure rates. The new Rapid Transport™ delivery system provides for simplicity by reducing the number of steps for implantation.

We have initiated patent infringement claims against each of AGA and Cardia. See Item 3 (legal proceedings).

DISCONTINUED OPERATIONS

In July 2002, we sold the remainder of our neurosciences business unit, including implantable valves (shunts) and other accessories used in the management of cerebral spinal fluid, an owned manufacturing facility located in Biot, France and a leased North American distribution facility in Atlanta, Georgia, to a wholly-owned subsidiary of Integra LifeSciences Holding Corporation (“Integra”) for $5.4 million in cash. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements reflect the financial results of the neurosciences business unit as discontinued operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements for additional information.

PATENTS AND PROPRIETARY TECHNOLOGY

We seek to protect our technology through the use of patents and trade secrets, which are a critical success factor in our business. We are the owner or licensee of 17 issued United States patents, and corresponding foreign patents, relating to our cardiac septal repair implant devices, stents, distal (embolic) protection, anastomosis devices, nitinol radiopaque markers and other related inventions. In addition, we have 35 pending utility patent applications and 16 provisional patent applications in the areas of distal protection and intracardiac repair, including implants, delivery systems and accessory products. The existing patents expire at various dates ranging from 2011 to 2019. The expiration dates of our patents relating to our stents range from 2012 to 2017. The patents related to our anastomosis devices, which are minimally invasive means of attaching vascular grafts, expire from 2016 to 2017 and the patent for our radiopaque markers, which allow catheters to be more visible under x-ray, expires in 2014. The patent for our distal protection filter device expires in 2019, the patent for our nitinol septal repair device expires in 2016, and the patent for our superelastic hinge joint, a novel concept with applicability to both implants and delivery systems, expires in 2017. In addition, we are the exclusive licensee under certain patents, expiring from 2014 to 2016, relating to the CardioSEAL® and STARFlex® cardiac septal repair implants, delivery systems and methods for repairing cardiac and vascular defects. We also hold an exclusive license to certain technology used in nitinol septal repair devices, which patent expires in 2011.

We also rely on trade secrets and technical know-how in the development and manufacture of our devices, which we seek to protect, in part, through confidentiality agreements with our employees, consultants and other parties. We have eight trademarks, four of which are registered with the United States Patent and Trademark Office. The renewal dates of our registered trademarks range from 2008 to 2012.

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

Cardiac Septal Repair Implants

In connection with our cardiac septal repair implants, we have an exclusive worldwide license from CMCC under United States patents entitled “Occluder and Method for Repair of Cardiac and Vascular Defects” (U.S. Patent No. 5,425,744), “Occluder for Repair of Cardiac and Vascular Defects” (U.S. Patent No. 5,451,235) and “Self-Centering Umbrella-Type Septal Closure Device” (U.S. Patent No. 5,709,707) and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement, as amended, provided for royalty payments of 7.5% of commercial net sales of our CardioSEAL® and STARFlex® septal repair implant devices. In addition, for each $25 million of net sales there was an additional one-time royalty payment due of $250,000, after which the royalty rate increased sequentially by 1%, to a maximum of 10.5%. Cumulative net commercial sales surpassed $25 million in the fourth quarter of 2001, $50 million in the first quarter of 2003 and $75 million in the second quarter of 2004, resulting in the current royalty rate of 10.5%. Royalties continue until the end of the term of the patents, which range from 2014 to 2016. We also have a royalty-free, worldwide sublicense under the U.S. patent entitled “System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder” (U.S. Patent No. 5,649,950) and its corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. We have also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled “Aperture Occlusion Device” (U.S. Patent No. 5,108,420). The license agreement with Dr. Marks provides for royalty payments, subject to certain annual minimums, based on net sales of nitinol septal repair implants that are covered by the patent, which expires in 2011. There have been no sales by us of covered nitinol septal repair implants to date.

Vena Cava Filters

Under the terms of the 2001 sale of our former vena cava filter product line to Bard, we continue to make royalty payments to the inventor of these products based upon net sales by Bard of its SNF and RNF products. Commencing in 2003, these royalty expenses are reported in our consolidated financial statements as a reduction of royalties that we earn from Bard.

Stents

We pay a royalty equal to 2.5% of net royalties received from BSC to a former employee of ours and joint inventor of our stent technology.

GOVERNMENT REGULATION

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices or new devices which have not been found to be substantially equivalent to devices legally marketed prior to May 26, 1976) require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device, or if it is a Class III device for which the FDA has called for such applications.

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

The current regulatory environment in Europe for medical devices differs from that in the United States. Countries in the European Union have promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. The letters “CE”, an abbreviation of a French phrase “Conformité Europeene”, indicates that the manufacturer has conformed to all of the obligations required by the legislation. All of our products have received approval for CE Marking. Non-EU members such as Switzerland have adopted internal regulations which in most instances mirror the requirements established in the neighboring European Union.

THIRD PARTY REIMBURSEMENT

Health care providers in the United States, such as hospitals and physicians, that purchase medical devices such as the products manufactured or licensed by us, generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with our devices. Major third party payors reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as ours, at a prospectively fixed rate based on the diagnosis-related group (“DRG”) that covers such treatment as established by the Federal Health Care Financing Administration (“HCFA”). For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and are unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, certain third party payors may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of our devices, resulting in under-reimbursement. If, for any reason, our products were not to be reimbursed by third party payors, our ability to sell the products may be materially adversely affected.

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

The CardioSEAL® septal repair implant was awarded a Medicare billing pass-through code in September 2000 and has a favorable medical policy position from the national Blue Cross Blue Shield Association. A specific American Medical Association procedure code (CPT) for catheter closure of atrial and ventricle level shunts has been issued and became effective March 1, 2003. The assigned CPT codes cover procedures using our CardioSEAL® cardiac septal repair implants for closure of certain categories of VSD and PFO defects.

Our CLOSURE I trial is being conducted under a FDA-approved IDE with Category B HCFA status, meaning usage under the trial is eligible for Medicare coverage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Please see Notes 2(l) and 13 of Notes to Consolidated Financial Statements for certain of our financial information concerning geographic areas.

PRODUCT LIABILITY AND INSURANCE

Our business involves the risk of product liability claims. We maintain product liability insurance with coverage limits of $10 million per occurrence on a claims made basis, with a maximum $10 million aggregate per policy year, and an umbrella policy of $8 million.

EMPLOYEES

As of December 31, 2004, we had 78 full-time employees. We believe that we maintain good relations with our employees.

ITEM 2. PROPERTIES

We currently lease approximately 35,000 square feet of manufacturing, laboratory and administrative space in Boston, Massachusetts, under leases that expire in September 2006. We have a renewal option for an additional five years on approximately 27,000 square feet of that space, which requires written notice to the landlord at least nine months prior to the expiration of the lease term.

Our principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210, and our telephone number is (617) 737-0930.

ITEM 3. LEGAL PROCEEDINGS

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcomes.

In September 2004, we and CMCC filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. The court has entered a pre-trial order providing for the case to be ready for trial on March 1, 2006.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.2 million based upon the exchange rate at December 31, 2004). In connection with our sale of the neurosciences business unit to Integra in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.1 million based upon the exchange rate at December 31, 2004). Pursuant to the terms of a settlement agreement with Elekta AB (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta. We have been conducting discussions with the French tax authorities and anticipate resolution of this issue during 2005.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

Other than as described above, we have no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) is quoted on the NASDAQ National Market under the symbol “NMTI”. There were approximately 90 stockholders of record of our Common Stock on March 18, 2005, representing approximately 1,500 shareholder accounts. The following table lists the high and low sales prices for our Common Stock for the periods indicated.

Period	High	Low
2003
First quarter	$3.320	$2.650
Second quarter	4.790	2.750
Third quarter	4.805	3.640
Fourth quarter	4.920	3.160

2004
First quarter	$5.350	$4.030
Second quarter	5.100	3.560
Third quarter	4.150	3.180
Fourth quarter	5.000	3.350

We did not declare or pay any cash dividends on shares of our Common Stock during the years ended December 31, 2004 and 2003 and do not anticipate declaring or paying cash dividends in the foreseeable future. We currently expect that we will retain any earnings for use in our business.

Please see Item 12 of this Annual Report on Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2004 were derived from our audited Consolidated Financial Statements. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Product sales included our vena cava filter products through the November 2001 sale of that product line to Bard and the transitional manufacturing agreement with Bard that continued through the second quarter of 2002. A portion of the Bard sale proceeds in 2001 were used to repay, in full, our outstanding subordinated debt.

We sold a portion of our former neurosciences business unit to Integra in 2000 and sold the remainder of that business unit to Integra in July 2002. Accordingly, the operations of our former neurosciences business unit have been included as discontinued operations for all periods presented.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$17,279	$21,574	$24,546	$22,501	$17,785
Net royalty income	4,181	1,387	413	546	811

Total revenues	21,460	22,961	24,959	23,047	18,596

Costs and Expenses:
Cost of product sales	4,514	5,303	6,606	7,436	6,308
Research and development	9,004	6,961	5,544	3,801	4,548
General and administrative	5,065	5,546	5,496	6,080	5,222
Selling and marketing	5,542	5,614	5,446	3,619	2,945
Settlement of litigation	—	1,216	—	—	—

Total costs and expenses	24,125	24,640	23,092	20,936	19,023

Gain on sale of product line	—	—	7,000	20,257	—

(Loss) income from operations	(2,665)	(1,679)	8,867	22,368	(427)

Other Income (Expense):
Currency transaction gain (loss)	92	81	81	(36)	124
Interest expense	(2)	(5)	(10)	(698)	(1,169)
Interest income	543	558	691	176	199
Loss on early extinguishment of debt	—	—	—	(402)	—
Gain on sale of investment in Image Technologies Corporation	—	—	—	—	440

Total other income (expense), net	633	634	762	(960)	(406)

(Loss) income before provision for income taxes	(2,032)	(1,045)	9,629	21,408	(833)
Provision for income taxes	—	105	3,424	2,630	—

(Loss) income from continuing operations	(2,032)	(1,150)	6,205	18,778	(833)

Discontinued operations:
Income (loss) from discontinued operations	123	—	(40)	417	(9,107)
Gain on sale of discontinued operations	—	—	4,914	—	345

Gain (loss) from discontinued operations	123	—	4,874	417	(8,762)

Net (loss) income	$(1,909)	$(1,150)	$11,079	$19,195	$(9,595)

Basic net (loss) income per common share:
Continuing operations	$(0.17)	$(0.10)	$0.54	$1.71	$(0.08)
Discontinued operations	0.01	—	0.42	0.04	(0.80)

Net (loss) income	$(0.16)	$(0.10)	$0.96	$1.75	$(0.88)

Diluted net (loss) income per common share:
Continuing operations	$(0.17)	$(0.10)	$0.51	$1.61	$(0.08)
Discontinued operations	0.01	—	0.40	0.04	(0.80)

Net (loss) income	$(0.16)	$(0.10)	$0.91	$1.65	$(0.88)

Weighted average common shares outstanding:
Basic	12,031	11,808	11,542	11,013	10,909

Diluted	12,031	11,808	12,119	11,657	10,909

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
BALANCE SHEET DATA:
Cash, equivalents, marketable securities and restricted cash	$35,380	$36,725	$36,244	$7,837	$4,415
Working capital	36,052	37,396	37,807	23,168	6,410
Total assets	43,364	44,122	45,093	38,434	19,091
Long-term obligations	—	—	—	32	4,248
Stockholders’ equity	36,872	38,236	38,956	24,402	4,326

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2004. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For The Three Months Ended
	DEC. 31 2004	SEP. 30 2004	JUN. 30 2004	MAR. 31 2004	DEC. 31 2003	SEP. 30 2003	JUN. 30 2003	MAR. 31 2003
	(In thousands, except per share data (unaudited))
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$3,795	$3,947	$4,756	$4,781	$6,015	$5,368	$5,276	$4,915
Net royalty income	1,224	1,078	1,018	861	643	499	138	107

Total revenues	5,019	5,025	5,774	5,642	6,658	5,867	5,414	5,022

Costs and Expenses:
Cost of product sales	1,086	1,031	1,268	1,129	1,699	1,236	1,219	1,149
Research and development	2,870	2,043	2,067	2,025	1,962	2,031	1,791	1,177
General and administrative	1,367	1,183	1,218	1,296	1,332	1,286	1,649	1,279
Selling and marketing	1,213	1,318	1,467	1,544	1,362	1,375	1,726	1,151
Settlement of litigation	—	—	—	—	(29)	1,245	—	—

Total costs and expenses	6,536	5,575	6,020	5,994	6,326	7,173	6,385	4,756

(Loss) income from operations	(1,517)	(550)	(246)	(352)	332	(1,306)	(971)	266
Total other income, net	251	140	117	125	161	82	162	229

(Loss) income before provision for income taxes	(1,266)	(410)	(129)	(227)	493	(1,224)	(809)	495
Provision for income taxes	—	—	—	—	105	—	—	—

(Loss) income from continuing operations	(1,266)	(410)	(129)	(227)	388	(1,224)	(809)	495
Income from discontinued operations	123	—	—	—	—	—	—	—

Net (loss) income	$(1,143)	$(410)	$(129)	$(227)	$388	$(1,224)	$(809)	$495

Basic net (loss) income per common share:
Continuing operations	$(0.10)	$(0.03)	$(0.01)	$(0.02)	$0.03	$(0.10)	$(0.07)	$0.04
Discontinued operations	0.01	—	—	—	—	—	—	—

Net (loss) income	$(0.09)	$(0.03)	$(0.01)	$(0.02)	$0.03	$(0.10)	$(0.07)	$0.04

Diluted net (loss) income per common share:
Continuing operations	$(0.10)	$(0.03)	$(0.01)	$(0.02)	$0.03	$(0.10)	$(0.07)	$0.04
Discontinued operations	0.01	—	—	—	—	—	—	—

Net (loss) income	$(0.09)	$(0.03)	$(0.01)	$(0.02)	$0.03	$(0.10)	$(0.07)	$0.04

Weighted average common shares outstanding:
Basic	12,117	12,071	12,019	11,918	11,863	11,812	11,794	11,761

Diluted	12,117	12,071	12,019	11,918	12,213	11,812	11,794	12,022

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Certain Factors That May Affect Future Results”.

OVERVIEW

We design, develop, and market proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other potential brain attacks through minimally invasive, catheter-based procedures. In 2001, we began divesting certain non-strategic assets in order to focus on the PFO opportunity utilizing our proprietary implant technologies. These divestitures included the November 2001 sale of our vena cava filter product line to Bard and the July 2002 sale of our neurosciences business unit to Integra. Net cash proceeds from these sales transactions of approximately $33.8 million, commercial worldwide sales, and the ongoing royalties from Bard have provided us with the financial and operational flexibility to pursue the emerging opportunity of evaluating and potentially treating cardiac sources of migraine headaches, stroke and other potential brain attacks through our minimally invasive CardioSEAL® and STARFlex® catheter-based implant technologies.

Our 2004 revenues were predominantly derived from sales of our CardioSEAL® and STARFlex® products in the U.S. and Europe and net royalties earned pursuant to the above mentioned sale of the vena cava filter product line to Bard. CardioSEAL® and STARFlex® product sales decreased by approximately 20% from 2003 to 2004, which we believe was largely attributable to the increased end-user adherence to HDE guidelines, specifically related to off-label procedures, as well as the impact of the CLOSURE I clinical trial. We currently expect an approximate 5-7% increase in CardioSEAL® and STARFlex® product sales from 2004 to 2005. Net royalties, which principally apply to Bard’s worldwide sales of SNF and RNF products, were reported net of royalties payable to the original inventor. Net royalty income from Bard increased approximately 283% from 2003 to 2004, primarily as a result of increased sales of the RNF product, for which Bard received FDA regulatory approval for commercial sales and use as of December 31, 2002. We currently expect net royalty income earned from Bard to increase slightly in 2005 compared with 2004 levels. We continue to earn royalties from BSC in connection with the 1994 exclusive license of our stent technology. We believe that future royalties earned from BSC will remain flat or decline compared to 2004 levels. We currently do not anticipate any other material sources of revenues in 2005.

In November 2004, we received approval to initiate a clinical study in the United Kingdom to evaluate the effectiveness of trans- catheter closure of a PFO, using our STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. Our MIST study is the first randomized, controlled study to evaluate this potential relationship. MIST, a double-blinded study, is expected to enroll fewer than 200 patients and cost between $3-$4 million, of which approximately $900,000 was incurred in 2004 and we currently expect 2005 costs to approximate $2.0 million. Enrollment, which was originally expected to be completed by the end of 2005, is now expected to be completed by the end of the third quarter of 2005. The number of migraine patients who logged on to our MIST website to register for the study exceeded expectations. At the request of our MIST study partners in the United Kingdom, we recently closed down our website registration for the MIST study. We continue to gather data related to these patients and will contact them as we move forward.

In 2003, we launched the CLOSURE I clinical trial to compare our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. CLOSURE I is a 1,600 patient, prospective, randomized, multi-center trial, for which we received complete IDE approval from the FDA in June 2003. Although approximately 60 CLOSURE I clinical sites have enrolled patients, enrollment has progressed much slower than anticipated. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. We currently expect that total costs for CLOSURE I will be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $6.2 million was incurred through 2004 and we currently project 2005 costs to be approximately $4.0 million, largely dependent upon the rate of patient enrollment.

We ended 2004 with approximately $35.4 million in cash, equivalents, marketable securities and restricted cash, providing us with what we believe is the financial strength and flexibility to complete our MIST and CLOSURE I clinical initiatives and to continue to invest in additional research and development programs, regulatory activities and commercial sales efforts, including possible geographical expansion areas, such as the Asia/ Pacific region.

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our results of operations and the valuation of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results of operations cannot be made with certainty, and are made based on our experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or as additional information is obtained. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note 2 of Notes to Consolidated Financial Statements, our most critical accounting policies, described below, include: (i) revenue recognition; (ii) accounts receivable reserves; (iii) inventories; (iv) legal contingencies; and (v) expenses associated with clinical trials. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred to the customer; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. We use judgment concerning the satisfaction of these criteria, particularly with respect to the collectibility. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We require receipt of official purchase orders for all customer orders for our products. Prior to fulfillment of a customer order, we review that customer’s account history and outstanding balances to determine if we believe that collectibility of the order value is reasonably assured. We recognize product revenues upon shipment unless customer purchase orders specifically designate that title to the products transfers upon receipt. Products sold to distributors, which accounted for approximately 2% of our product sales in 2004, are not subject to a right of return for unsold product.

We recognize royalty income as it is earned in accordance with relevant contract provisions. Where applicable, we report royalty income in our financial statements net of corresponding royalty obligations to third parties.

Accounts Receivable Reserves

We provide allowances for doubtful accounts based on estimates of losses related to customer receivable balances. In establishing these allowances, we make assumptions with respect to the future collectibility of our receivable balances. Our assumptions are based on an individual assessment of a customer’s credit quality, primarily its payment history, as well as subjective factors and trends, including the aging of receivable balances, the positive or negative effects of the current and projected industry outlook and the economy in general. Once we consider all of these factors, we determine the probability of customer default, the appropriateness of our current reserve balance and the need to record a charge or credit to operating expense to increase or decrease our reserve level. The amount of the reserve level for our customer accounts receivable fluctuates depending upon all of these factors. If our assumptions are incorrect, or if the financial condition of certain of our customers were to deteriorate, we may need to make additional allowances.

We also maintain a provision for estimated sales returns and allowances on product sales. We base these estimates on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Inventories

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of production be based on the normal capacity of the production facilities. Management judgment will be required in the determination of a range of normal capacity levels, which will directly affect the allocation of fixed manufacturing overhead costs between unit product standard inventory costs and period expense. SFAS No. 151 is effective prospectively for fiscal years beginning after June 15, 2005, with early adoption permitted. Given our CLOSURE I enrollment rate, stricter adherence to HDE guidelines regarding off-label usage, and current inventory levels, we are scaling back our 2005 implant device production below normalized capacity levels. We currently expect that the amount of excess idle capacity costs that will be charged directly to cost of product sales during 2005 will increase by approximately $800,000.

In addition, as a manufacturer of medical devices, we may be exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. In such an event, we would need to take a charge against earnings upon making such a determination. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of and the availability of key components from our suppliers.

Our policy is to establish inventory reserves when we believe that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors, including usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. The assumptions we use in determining our estimates of future product demand may prove to be incorrect in which case any provision required for excess or obsolete inventory would have to be adjusted. If we determine that our inventory is overvalued, we would be required to recognize such costs as cost of goods sold at the time of that determination and such recognition could have a significant impact on our reported operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Legal Contingencies

We are currently involved in certain legal proceedings, which are described in Note 15 of Notes to Consolidated Financial Statements. In connection with these legal proceedings, we periodically review estimates of potential costs that we may incur in connection with the adjudication or settlement, if any, of these proceedings. We develop these estimates in consultation with outside counsel and they are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not currently believe that any of these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

Expenses Associated With Clinical Trials

During the second half of 2004, we commenced our MIST study. Including contracts with third party providers and agreements with participating clinical sites and other service providers, we currently expect total costs for MIST to be in the range of $3-$4 million through completion of the study. Of this amount, we have incurred aggregate costs through 2004 of approximately $900,000. Enrollment in the study is expected to be completed by the end of the third quarter of 2005. There is a follow-up evaluation over a six-month period, with the results and analysis of the study to be completed early in 2006.

During the second quarter ended June 30, 2003, we received full IDE approval from the FDA for, and commenced, CLOSURE I. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, we currently expect total costs for CLOSURE I to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, we have incurred aggregate costs of approximately $6.2 million through 2004 and we currently project 2005 costs of approximately $4.0 million, largely dependent upon the rate of patient enrollment.

Our judgment is required in determining methodologies used to recognize various costs related to MIST and CLOSURE I and for other clinical trials that we may initiate in the future. In connection with MIST and CLOSURE I, we entered into contracts with vendors who render services over an extended period of time. Typically, we enter into three types of vendor contracts: (i) time-based; (ii) patient-based; or (iii) a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record the expense based upon the total number of patients enrolled and/or monitored during the period. On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually rendered. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations and financial condition. Additional STARFlex® products manufactured to accommodate the expected requirements of MIST and CLOSURE I are included in inventory because they are saleable units with alternative use outside of the trial. These units will be expensed as a cost of the trials as they are implanted. Substantially all expenses related to MIST and CLOSURE I are included in research and development in our consolidated statements of operations.

Comparison of Years Ended December 31, 2004, 2003 and 2002

The following two tables present consolidated statements of operations information as a reference for management’s discussion which follows. The first table presents dollar and percentage changes for each listed line item for 2004 compared with 2003 and for 2003 compared with 2002. The second table presents consolidated statements of operations information for each of the three years ended December 31, 2004 as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales).

	Years Ended December 31,			Increase (Decrease)		% Change
	2004	2003	2002	2003 to 2004	2002 to 2003	2003 to 2004	2002 to 2003
	(In thousands of dollars, except percentages)
Revenues:
Product sales	$17,279	$21,574	$24,546	$(4,295)	$(2,972)	(19.9)%	(12.1)%
Net royalty income	4,181	1,387	413	2,794	$974	201.5%	235.8%

Total revenues	21,460	22,961	24,959	(1,501)	(1,998)	(6.5)%	(8.0)%

Costs and expenses:
Cost of product sales	4,514	5,303	6,606	(789)	(1,303)	(14.9)%	(19.7)%
Research and development	9,004	6,961	5,544	2,043	1,417	29.3%	25.6%
General and administrative	5,065	5,546	5,496	(481)	50	(8.7)%	0.9%
Selling and marketing	5,542	5,614	5,446	(72)	168	(1.3)%	3.1%
Settlement of litigation	—	1,216	—	(1,216)	1,216	—	—

Total costs and expenses	24,125	24,640	23,092	(515)	1,548	(2.1)%	6.7%

Gain on sale of product line	—	—	7,000	—	(7,000)	—	(100.0)%

(Loss) income from operations	(2,665)	(1,679)	8,867	(986)	(10,546)	58.7%	(118.9)%

Other Income:
Currency transaction gain	92	81	81	11	—	13.6%	0.0%
Interest income, net	541	553	681	(12)	(128)	(2.2)%	(18.8)%

Total other income, net	633	634	762	(1)	(128)	(0.2)%	(16.8)%

(Loss) income before provision for income taxes	(2,032)	(1,045)	9,629	(987)	(10,674)	94.4%	(110.9)%
Provision for income taxes	—	105	3,424	(105)	(3,319)	(100.0)%	(96.9)%

(Loss) income from continuing operations	(2,032)	(1,150)	6,205	(882)	(7,355)	76.7%	(118.5)%

Discontinued operations:
Income (loss) from discontinued operations	123	—	(40)	123	40	—	(100.0)%
Gain on sale of discontinued operations	—	—	4,914	—	(4,914)	—	—

Gain from discontinued operations	123	—	4,874	123	(4,874)	—	(100.0)%

Net (loss) income	$(1,909)	$(1,150)	$11,079	$(759)	$(12,229)	66.0%	(110.4)%

	Years Ended December 31,
	2004	2003	2002
Revenues:
Product sales	80.5%	94.0%	98.3%
Net royalty income	19.5%	6.0%	1.7%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product sales	26.1%	24.6%	26.9%
Research and development	42.0%	30.3%	22.2%
General and administrative	23.6%	24.2%	22.0%
Selling and marketing	25.8%	24.5%	21.8%
Settlement of litigation	—	5.3%	—

Total costs and expenses	112.4%	107.3%	92.5%

Gain on sale of product line	—	—	28.0%

(Loss) income from operations	(12.4)%	(7.3)%	35.5%

Other Income (Expense):
Currency transaction gain	0.4%	0.4%	0.3%
Interest income, net	2.5%	2.4%	2.8%

Total other income, net	2.9%	2.8%	3.1%

(Loss) income before provision for income taxes	(9.5)%	(4.6)%	38.6%
Provision for income taxes	—	0.5%	13.7%

(Loss) income from continuing operations	(9.5)%	(5.0)%	24.9%

Discontinued operations:
Income (loss) from discontinued operations	0.6%	—	(0.2)%
Gain on sale of discontinued operations	—	—	19.7%

Gain from discontinued operations	0.6%	0.0%	19.5%

Net (loss) income	(8.9)%	(5.0)%	44.4%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Revenues. Revenues for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
	(In thousands)
Product sales:
CardioSEAL® and STARFlex®:
North America	$13,564	$17,853
Europe	3,556	3,564

	17,120	21,417

Other	159	157

Total product sales	17,279	21,574

Net royalty income:
Bard	3,942	1,028
BSC	239	359

Total net royalty income	4,181	1,387

Total revenues	$21,460	$22,961

CardioSEAL® and STARFlex® implant sales decreased approximately $4.3 million, or 20.1%, from 2003 to 2004. This was entirely attributable to our product sales in North America. We believe that this decrease was influenced primarily by stricter end-user adherence to patient selection criteria prescribed by the FDA’s HDE guidelines, specifically related to off-label procedures and, to a lesser degree, by patient enrollment in our CLOSURE I clinical trial.

European sales were relatively flat from 2003 to 2004. This resulted partially from the impact of MIST, which was started in the second half of 2004 to help determine the clinical relationship between PFO and certain migraine headaches. Partially impacting sales was the weakening of the U.S. dollar which favorably impacted 2004 product sales by approximately $300,000. European sales represented approximately 20.8% and 16.6% of total CardioSEAL® and STARFlex® product sales in 2004 and 2003, respectively. If our MIST study is successful at demonstrating a relationship between PFO and migraines, we anticipate that the market opportunity for PFO with our proprietary technology will significantly increase.

Management currently anticipates between 5-7% growth in CardioSEAL® and STARFlex® product sales in 2005 compared to 2004, with European sales projected to approximate slightly greater than 20% of the total. We believe that this increase will result primarily from an anticipated demonstration of clinical relevance of PFO closure in certain patients in Europe and the absence of any further erosion in U.S. sales from the stricter adherence to HDE guidelines referred to above. It is uncertain if, and to what extent, the completion of enrollment in MIST and our anticipated increase in CLOSURE I patient enrollment in 2005 will affect the level of sales. Additionally, continued weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales.

The substantial increase in net royalty income for 2004 was directly attributable to Bard’s sales of its RNF product, for which it received FDA regulatory approval for commercial sale and use as of December 31, 2002. The net royalty income from Bard was recorded net of approximately $1.4 million of royalties payable to the original inventor of SNF and RNF products. Although we currently anticipate that net royalties earned from Bard will increase slightly in 2005 compared with 2004 levels, that result is largely dependent upon continued market acceptance and penetration of their new RNF product. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased from 2003 to 2004. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2004 levels.

Cost of Product Sales. The 1.5% increase in cost of sales, as a percentage of product sales in 2004, compared to 2003, was primarily due to: (i) the impact of fixed manufacturing overhead on lower than budgeted product volumes; and (ii) the effect of a higher proportion of European sales, which have a lower average selling price and a higher unit product cost compared to the U.S. This increase was partially offset by a higher European average selling price in 2004 compared to 2003, which was due to a combination of the weakening of the U.S. dollar and a higher proportion of direct versus distributor sales. Included in cost of product sales were royalty expenses of approximately $1.7 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively. Given our CLOSURE I enrollment rate, stricter adherence to HDE guidelines regarding off-label usage and current inventory levels, we are scaling back our 2005 implant device production. To the extent that 2005 production levels are projected to be below normalized plant capacity levels, certain additional fixed manufacturing overhead costs will not be absorbed as part of the standard inventory unit costs and will be charged in the period in which incurred. As a result, we currently expect our cost of product sales, as a percentage of product sales, to increase to approximately 30% in 2005 compared to approximately 26% in 2004.

Research and Development. The approximate $2.0 million increase in research and development expense in 2004 compared to 2003 was predominantly related to the launch of our MIST study and the full year impact of our CLOSURE I clinical trial which commenced in June 2003. Additionally, increased legal costs of approximately $340,000 associated with patent research and infringement claims were offset by reductions in personnel related costs of approximately $80,000. Clinical and regulatory costs for MIST, which commenced during the second half of 2004, totaled approximately $900,000. CLOSURE I costs included in research and development expense increased $940,000 to approximately $3.5 million in 2004 compared to approximately $2.5 million in 2003. We continued to invest heavily to protect and expand our intellectual property positions, having filed in excess of 30 utility and provisional patent applications in each of 2004 and 2003.

We currently expect 2005 research and development expense to increase to approximately $16.4 million compared to $9.0 million in 2004, approximately an 82% increase, primarily attributable to (i) the ongoing MIST study; (ii) commencing of the BioSTAR™ clinical trial; (iii) securing approval for and commencing a MIST IDE clinical trial in the U.S.; (iv) prosecution of existing patent infringement claims; and (v) increases in personnel related costs. We currently expect total costs for the MIST study to be in the range of $3.0–$4.0 million through completion in 2006, of which approximately $2.0 million is currently expected to be incurred during 2005. We continue to estimate total CLOSURE I costs of approximately $24 million through the end of the clinical trial and submission to the FDA. Of this total, approximately $6.0 million has been incurred through the end of 2004 and we currently estimate 2005 costs to be approximately $4.0 million, largely dependent upon the rate of patient enrollment. We currently expect research and development expense as a percentage of total revenues to be approximately 70% in 2005 compared to 42% in 2004.

General and Administrative. The decrease in general and administrative expense in 2004 compared to 2003 was primarily attributable to: (i) reduced corporate legal fees of approximately $300,000; and (ii) lower stock-based compensation of approximately $90,000 associated with our 2001 stock option re-pricing. General and administrative expense is currently expected to increase by approximately 5% in 2005 compared to 2004, primarily related to increased personnel costs and professional fees necessary to comply with increased corporate governance requirements of the Sarbanes-Oxley Act, but exclusive of the effect, not yet determined, of complying with the new accounting rules for stock-based compensation, SFAS 123 (R), “Share-Based Payment” (See “Recent Accounting Pronouncements”). However, despite these increases, we currently expect general and administrative expense as a percentage of total revenues to be approximately 23% in 2005 compared to 23.6% in 2004.

Selling and Marketing. The modest decrease in selling and marketing expense in 2004 compared to 2003 was primarily attributable to (i) reduced sales-based commissions of approximately $140,000 and (ii) reduced travel expense of approximately $110,000, partially offset by costs of approximately $210,000 associated with our collaboration with the National Stroke Association to promote market awareness of the potential relationship between PFO and recurrent stroke. The weakening of the U.S. dollar during 2004 had the effect of increasing expenses incurred in Europe by approximately $150,000. We currently expect total selling and marketing expense to increase by approximately 8% in 2005 compared to 2004, primarily related to higher sales-based commissions and planned sales and marketing efforts towards the end of 2005 in anticipation of increased sales in Europe.

Settlement of Litigation. During the year ended December 31, 2003, we incurred a charge of approximately $1.2 million in connection with the settlement of an arbitration proceeding with Bio-Tech Engineering, Inc. (“BTE”). The charge consisted of a $950,000 settlement payment to BTE plus legal costs (See Note 7 of Notes to Consolidated Financial Statements).

Interest Income. The modest decrease in interest income in 2004 compared to 2003 was primarily attributable to an approximate net $500,000 reduction in interest-bearing assets during 2004, partially offset by minimally higher weighted average interest rates earned due to the change in investment mix between marketable securities and cash equivalents. Approximately $24.9 million, or 75%, of the interest-bearing assets at December 31, 2004 were invested in marketable securities, consisting of corporate bonds and U.S. Government agency debt instruments, with scheduled maturities ranging from January 2005 through November 2006. We currently expect interest-bearing assets to decrease approximately $8 million during 2005 primarily due to the significant ongoing costs of MIST, CLOSURE I and increased research and development initiatives. As a result, we currently expect interest income to decrease by approximately $50,000, or 10%, compared to net interest income recorded in fiscal 2004, assuming average interest rates remain the same.

Income Tax Provision. Due to our reported net losses, we had no income tax provision in 2004 compared to an income tax provision of $105,000, or 10.0% of loss before income taxes, in 2003. The 2003 tax provision was primarily attributable to the $3.0 million of taxable income recognized upon receipt of the final Bard milestone payment in January 2003, which was recognized for financial statement purposes in 2002, partially offset by approximately $1.0 million of remaining tax loss carryforwards for which tax benefit had not been previously provided, and operating losses incurred in 2003. We currently expect to incur operating losses in 2005 and, accordingly, we expect a minimal tax provision for the year ending December 31, 2005.

Income from Discontinued Operations. During the year ended December 31, 2004, we recorded approximately $123,000 of income from discontinued operations, primarily related to the partial recovery of a prior year judgment against us in connection with the termination of a former European employee of the neurosciences business unit.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Revenues. Revenues for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
	(In thousands)
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

Research and Development. The approximate $1.4 million increase in research and development expense in 2003 compared to 2002 was directly related to the launch of our PFO IDE clinical trial. CLOSURE I costs of approximately $2.5 million for the year ended December 31, 2003 were partially offset by cost reductions related to the substantial completion during 2002 of the RTS development project, the winding down of older clinical trials and the 2002 purchase of PFO study data used in the design of the CLOSURE I trial. We continued to invest heavily to protect and expand our intellectual property positions, having filed in excess of 30 utility and provisional patent applications in 2003 compared to 16 in 2002.

General and Administrative. General and administrative expense was essentially unchanged from 2002 to 2003. Increases in stock-based compensation of approximately $223,000 associated with our 2001 stock option re-pricing, higher insurance premiums of approximately $270,000 and the commencement of annual retainer fees for outside directors of approximately $84,000 were largely offset by decreases in audit fees of approximately $210,000 related to the mandated re-audits performed in 2002, lower corporate legal fees of approximately $170,000 and reduced travel costs of approximately $70,000, primarily related to the period prior to the July 2002 sale of the neurosciences business unit.

Selling and Marketing. The increase in selling and marketing expense in 2003 compared to 2002 was primarily attributable to our European investments of approximately $760,000, including additional personnel and associated costs related to the doubling of headcount during the second half of 2002, increased awareness marketing programs in that region and the effect of increased product sales on commission costs. In addition, the strengthening of the euro throughout 2003 had the effect of increasing reported international costs, primarily denominated in euros, by approximately $300,000. These cost increases were partially offset by reduced U.S. selling and marketing costs of approximately $600,000, principally related to travel and marketing programs.

Settlement of Litigation. During the year ended December 31, 2003, we incurred a charge of approximately $1.2 million in connection with the settlement of an arbitration proceeding with BTE. The charge consisted of a $950,000 settlement payment to BTE plus legal costs (See Note 7 of Notes to Consolidated Financial Statements).

Gain on Sale of Product Line. For the year ended December 31, 2002, we recorded a gain on sale of product line of $7.0 million related to the achievement of certain performance and delivery milestones in connection with our sale of assets comprising the vena cava filter product line to Bard on November 5, 2001. The $7.0 million gain consisted of: (i) $4.0 million resulting from the transfer of manufacturing responsibilities to Bard as of September 30, 2002, which occurred following the completion of the transitional manufacturing agreement under which we continued to manufacture vena cava filter products for Bard through June 2002; and (ii) $3.0 million upon the receipt by Bard of FDA regulatory approval for the commercial sale and use of its Recovery™ Filter (See Note 4 of Notes to Consolidated Financial Statements).

Interest Income. The decrease in interest income in 2003 compared to 2002 was primarily attributable to a reduction in weighted average interest rates earned, partially offset by an increase in the amount of interest-bearing assets. The increased assets were primarily attributable to the proceeds from our sale of the neurosciences business unit and the contingent consideration received in connection with the sale of the vena cava filter product line to Bard. At December 31, 2003, approximately $8.0 million of interest-bearing funds remained invested in U.S. Government agency debt securities, with a scheduled maturity of April 2004. An additional $25.6 million of interest-bearing funds were invested in an institutional money market fund, earning approximately 0.96% per annum based upon the daily rate at December 31, 2003.

Income Tax Provision. Our income tax provision in 2003 of $105,000, or approximately 10.0% of loss before income taxes, compared to approximately $3.4 million, or 35.6% of income before income taxes from continuing operations, in 2002. The significant decrease in our 2003 tax provision compared to 2002 was directly attributable to an approximate $10.5 million reduction in income (loss) from operations. This reduction consisted primarily of the $7.0 million gain from sale of product line in 2002 in connection with our 2001 sale of the vena cava filter product line to Bard, the 2003 settlement of litigation charge of approximately $1.2 million and approximately $2.5 million of CLOSURE I costs associated with the 2003 commencement of that clinical trial. The 2003 tax provision was primarily attributable to the $3.0 million of taxable income recognized upon receipt of the final Bard milestone payment in January 2003, which was recognized for financial statement purposes in 2002, partially offset by approximately $1.0 million of remaining tax loss carryforwards for which tax benefit had not been previously provided, and operating losses incurred in 2003. The current provision of approximately $387,000 has been partially offset by a $282,000 deferred tax benefit attributable to the projected carryback of expected 2004 operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash, equivalents, marketable securities and restricted cash	$35,380	$36,725	$36,244
Net cash (used in) provided by continuing operations	(1,106)	865	17,322
Net cash provided by (used in) discontinued operations	123	(411)	5,608
Net cash (used in) provided by investing activities	(19,001)	7,930	(11,806)
Net cash provided by financing activities	598	406	1,011

Net Cash (Used In) Provided by Continuing Operations:

Net cash used in continuing operations for the year ended December 31, 2004 totaled approximately $1.1 million and comprised (a) a net loss from continuing operations of approximately $2.0 million; and (b) net changes in components of working capital of approximately $191,000 partially offset by (c) various non-cash charges to operations of approximately $1.1 million.

The non-cash charges of approximately $1.1 million in 2004 consisted of: (a) depreciation of property and equipment; (b) amortization of bond premium related to our investments in corporate bonds and U.S. Government agency securities; (c) stock-based compensation, principally related to our stock option re-pricing in 2001; and (d) a deferred income tax provision. Stock-based compensation related to the option re-pricing will be completed in April 2005, at which time all of the associated options will be fully vested.

The primary elements of the approximate $191,000 net change in working capital items in 2004 consisted of the following:

(a)	Net trade accounts receivable decreased during 2004 by approximately $770,000, or 30.2%, primarily due to a decrease of approximately $2.1 million, or 35.9%, in product sales for the fourth quarter of 2004 compared to the fourth quarter of 2003. European sales, which generally have had longer collection cycles than U.S. sales, accounted for approximately 26.4% of product sales during the fourth quarter of 2004 compared to approximately 19.0% for the fourth quarter of 2003.

(b)	Our inventories increased by approximately $591,000 during 2004, primarily as a result of lower product sales levels than had been anticipated and slower than anticipated enrollment in the CLOSURE I clinical trial. Based upon our reduced production plan, we currently anticipate that inventory balances will trend downward during 2005.

(c)	Prepaid expenses and other current assets increased during 2004 by approximately $976,000. This increase was attributable to (i) an approximate $809,000 increase in accrued royalty receivable from Bard; and (ii) an approximate $296,000 increase in accrued interest receivable attributable to increased levels of marketable securities in 2004, partially offset by reductions in accrued royalty receivable from BSC, prepaid insurance and other prepaid expense balances. We currently expect the level of prepaid expenses and other current assets to trend modestly higher in 2005 on the basis of anticipated slight increases in royalty income from Bard, partially offset by expected interest income reductions related to the use of marketable securities to fund projected 2005 operating losses.

(d)	Current liabilities increased by approximately $606,000 during 2004, primarily related to MIST and CLOSURE I cost accruals, partially offset by a net decrease in accrued royalties, primarily related to an approximate 36% decrease in CardioSEAL® and STARFlex® product sales in the fourth quarter of 2004 compared to the fourth quarter of 2003. We currently expect current liabilities to increase in the range of 10-15% in 2005, primarily related to the MIST and CLOSURE I clinical trials.

Net cash provided by continuing operations for 2003 decreased by approximately $16.5 million compared to 2002. This decrease was largely attributable to a $19.5 million decrease in cash consideration from Bard for the sale of the vena cava filter product line, net of a $3.4 million reduction of the deferred gain balance down to zero as we transferred manufacturing capabilities of filter products to Bard and settled an arbitration proceeding.

Net Cash Provided By (Used In) Discontinued Operations

Net cash provided by discontinued operations was approximately $123,000 during 2004, primarily related to the partial recovery of a prior year judgment against us related to the termination of a former European employee of the neurosciences business unit. This compared to cash used in discontinued operations of approximately $411,000 during 2003, which also consisted of the aforementioned judgment. Cash provided by discontinued operations was approximately $5.6 million during 2002, which consisted primarily of a $5.2 million tax benefit attributable to the utilization of losses, not previously benefited for financial statement purposes, in connection with the July 2002 sale of our neurosciences business unit. These losses substantially offset the taxable income recognized in 2002 from the sale of the vena cava filter product line to Bard.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of approximately $19.0 million in 2004 consisted primarily of approximately $27.1 million of purchases of marketable securities, net of $9.6 million proceeds from maturities of marketable securities, and restricted cash of approximately $1.1 million to collateralize a bank guarantee issued in October 2004 in favor of the French tax authorities. This compared to net cash provided by investing activities of approximately $7.9 million in 2003, which consisted primarily of $8.0 million of maturities of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $361,000, $150,000 and $418,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities increased by approximately $192,000 from 2003 to 2004. This was primarily attributable to an approximate $164,000 increase in proceeds from the exercise of Common Stock options and the issuance of Common Stock under our employee stock purchase plan (“ESPP”) and an approximate $28,000 reduction in payments of capital lease obligations, which were repaid in full during 2003. Net cash provided by financing activities decreased by approximately $605,000 from 2002 to 2003. This was primarily attributable to an approximate $707,000 decrease in proceeds from the exercise of Common Stock options and issuance of Common Stock under the ESPP, partially offset by an approximate $102,000 reduction in payments of capital leases. At December 31, 2004, we had no outstanding debt financing.

Primarily as a result of the ongoing costs of MIST and CLOSURE I, we expect to incur operating losses at least through 2005 and into 2006. The total cost of our MIST study is currently estimated to be approximately $3.0-$4.0 million through completion of the study. Of this amount, approximately $900,000 was incurred in 2004 and we currently expect to incur approximately $2.0 million in 2005. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, approximately $6.2 million was incurred through 2004 and we currently expect to incur approximately $4.0 million in 2005, largely dependent upon the rate of patient enrollment.

Capital expenditures are currently projected to total approximately $700,000 in 2005, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, equivalents, marketable securities and restricted cash balances of approximately $35.4 million at December 31, 2004 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon our current projections, we expect that the aggregate of cash, equivalents, marketable securities and restricted cash will approximate $26 - $27 million at the end of 2005, largely dependent upon the rate of patient enrollment in CLOSURE I.

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

CONTRACTUAL OBLIGATIONS

Substantially all of our existing operating leases relate to our Boston, Massachusetts manufacturing, research and development and administrative offices. The facility leases, which expire in September 2006, include one five year renewal option on a majority of this space. Exercise of this option requires written notice to the landlord at least nine months prior to the expiration of the lease term.

We are party to various royalty agreements under which we are obligated to pay royalties: (i) to CMCC on commercial sales of our CardioSEAL® and STARFlex® product sales; (ii) to the original inventor of certain vena cava filter products on sales of those products by Bard; and (iii) to Lloyd Marks on sales of CardioSEAL® and STARFlex® products to the extent that technology licensed to us is incorporated into these products, subject to a minimum annual royalty of $150,000 to maintain exclusivity. Royalty expenses in 2004 totaled approximately $3.3 million and are expected to increase in the future.

In connection with the MIST study, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Total costs for MIST are currently estimated to be in the range of $3-$4 million through completion in 2006. Of this total, approximately $900,000 of costs were incurred in 2004 and we currently project 2005 costs to be approximately $2.0 million.

In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers, the participating clinical sites and other service providers. Including the internal costs of our clinical department and the manufacturing costs of the STARFlex® products to be implanted, total CLOSURE I costs are currently estimated to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $6.2 million of costs were incurred through 2004 and we currently project 2005 costs to approximate $4 million, largely dependent upon the rate of patient enrollment. The ultimate timing and amounts of these obligations are dependent upon various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements, we have the right to terminate, in which case the remaining obligations would be limited to costs incurred as of that date.

The following table summarizes our estimated minimum future contractual commitments at December 31, 2004, excluding royalty, MIST and CLOSURE I obligations because they are variable and/or subject to uncertain timing:

	Amounts Due In
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$1,749,000	$986,000	$763,000	$—	$—

OFF-BALANCE SHEET FINANCING

During the year ended December 31, 2004, we have not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment”, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. To the extent that the accounting provisions of SFAS 123 (R) are effective for reporting periods beginning after June 15, 2005, we will be required to adopt SFAS 123 (R) in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 (see Footnote 2(k) of Notes to Consolidated Financial Statements) no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123 (R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123 (R) and expect that the adoption will result in a significant increase in operating expenses in our consolidated statements of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to inventory costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for fiscal years beginning after June 15, 2005, with early adoption permitted. Given our CLOSURE I enrollment rate, stricter adherence to HDE guidelines regarding off-label usage, and current inventory levels, we are scaling back our 2005 implant device production below normalized capacity levels. We currently expect that the amount of excess idle capacity costs that will be charged directly to cost of product sales during 2005 will increase by approximately $800,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by us from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom, designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. We currently expect patient enrollment to be completed by the end of the third quarter of 2005, with a follow-up evaluation over a six-month period. We currently estimate the total costs of MIST, including third party contracts, agreements with clinical sites and other service providers, to be approximately $3.0-$4.0 million. We cannot be certain that patient enrollment will be completed on schedule, or at all. We cannot be certain that this prospective, randomized, controlled study will confirm clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our proprietary technology in treating this condition. Even if we achieve positive results, we cannot be certain of the timing or the costs of obtaining required FDA approvals in order to market our STARFlex® technology in the U.S. to treat migraines.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced CLOSURE I in June 2003. Although nearly three-quarters of the 100 clinical sites have completed the IRB approval process and two-thirds of those sites have concluded the initiation process allowing them to begin patient enrollment, the rate of patient enrollment has been disappointing. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed within our revised time expectation or at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards further. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HDE APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either: (a) the PMA granted by the FDA in December 2001 covering the VSD indication; or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. To the extent that we believe that PFO is the much larger market opportunity, a substantial majority of our U.S sales are made under the PFO HDE. If the first PMA for the PFO indication were to be granted by the FDA to one of our competitors, our HDE approval for PFO would be deactivated by the FDA. Such a loss of our PFO HDE would cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited, including our ability to complete the CLOSURE I clinical trial that is required to apply for a PFO PMA, with the labeling claim anticipated from a PFO related trial.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving successful migraine and stroke related clinical trials;

•	developing next generation product lines;

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the fiscal year ended December 31, 2004, net royalty income increased more than 200% compared to the fiscal year ended December 31, 2003. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 19.5% for the fiscal year ended December 31, 2004. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. We have increased our combined U.S. and European sales and marketing organization headcount from 9 to 16 during the three years ended December 31, 2004. Due to our relatively new sales staff, and because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically into Asia/Pacific or other potential markets for our products. In order to market directly the CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

WE FACE UNCERTAINTIES WITH RESPECT TO THE AVAILABILITY OF THIRD PARTY REIMBURSEMENT.

In the United States, Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs, greatly affect revenues for suppliers of health care products and services. Such third party payors may affect the pricing or relative attractiveness of our products by regulating the maximum amount, if any, of reimbursement which they provide to the physicians and hospitals using our devices, or any other products that we may develop. If, for any reason, the third party payors decided not to provide reimbursement for our products, our ability to sell our products would be materially adversely affected. Moreover, mounting concerns about rising health care costs may cause the government or private insurers to implement more restrictive coverage and reimbursement policies in the future. In the international market, reimbursement by private third party medical insurance providers and by governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement.

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

WE WILL BE REQUIRED TO OBTAIN THE ATTESTATION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon current guidelines we must include in our fiscal 2006 annual report on Form 10-K (or our fiscal 2005 annual report on Form 10-K if we are deemed to be an accelerated filer as of June 30, 2005), including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent auditor’s attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for ultimate presentation to and review by our independent auditors. While we believe our internal controls over financial reporting are adequate, there can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected, and we would potentially be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission (the “Commission”) or The NASDAQ National Market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004 and 2003, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency debt instruments that are carried on our books at cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages are as follows:

Name	Age	Position
John E. Ahern	60	President, Chief Executive Officer and Chairman of the Board of Directors
Richard E. Davis	47	Vice President and Chief Financial Officer
Robert G. Brown (3)	61	Director
Cheryl L. Clarkson (1) (2) (3)	52	Director
Daniel F. Hanley, M.D. (2)	56	Director
James E. Lock, M.D.	55	Director
Francis J. Martin (1) (2) (3)	68	Director
Harry A. Schult (1) (3)	65	Director

(1)	Member of the Audit Committee
(2)	Member of the Joint Compensation and Options Committee
(3)	Member of the Nominating and Corporate Governance Committee

Set forth below is certain information regarding the business experience during the past five years for each of the above-named persons and, where applicable, the year of his or her first election to our Board of Directors:

John E. Ahern has served as our President, Chief Executive Officer and Chairman since September 2000. Prior to September 2000, Mr. Ahern was Vice President, Emerging Technology Investment Group at Bard, a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard’s cardiovascular divisions. Mr. Ahern’s more than 35 years of medical device industry experience also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson & Co., a major medical technology company. Mr. Ahern is inventor on five U.S. patents in the field of tissue engineering and cardiac regeneration. He is also a member of the American Heart Association Stroke and Arteriosclerosis Advisory Committees. Mr. Ahern is also a member of the Board of Directors of Seacoast Technologies, Inc., a privately-held company in the medical device industry.

Richard E. Davis has served as our Vice President and Chief Financial Officer since February 2001. From August 2000 to February 2001, Mr. Davis served as our Interim Chief Financial Officer through his employment with the consulting firm of Argus Management Corporation. From July 1998 to July 2000, Mr. Davis was Vice President and Chief Financial Officer of Q-Peak, Inc., a marketer and manufacturer of solid-state laser systems. Prior to that, Mr. Davis was employed for ten years by TJX Companies, Inc., a worldwide off-price retailer of apparel and home fashions, in various senior financial management positions where he was responsible for business and strategic planning, cash flow and expense management and accounting and operational controls.

Robert G. Brown was elected to our Board of Directors in September 2000. Mr. Brown served as our President and Chief Operating Officer from 1987 to 1992 and as a member of our Board of Directors from 1992 to 1997. From 1971 to 1985, Mr. Brown held various sales and marketing positions with Medi-tech Inc. and the Medi-tech division of Boston Scientific Corporation and Boston Scientific International Corporation, including Vice President, Marketing and International Market Development for Medi-tech Inc. and Director, Market Development for Boston Scientific International Corporation. Mr. Brown holds a B.S. from the University of Vermont. Mr. Brown also served as an officer in the United States Marine Corps from 1966 to 1969.

Cheryl L. Clarkson was elected to our Board of Directors in January 2001. Ms. Clarkson is the founder, Chief Executive Officer and a director of SkinHealth, Inc., a physician-based cosmetic dermatology company which operates SkinHealth Centers throughout eastern New England. Ms. Clarkson has previously served as the acting Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., a publicly-traded health care adjudication and utilization review company, the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc., and spent ten years with American Hospital Supply Corporation in various management positions. She holds a Masters degree from the Sloan School of Management at M.I.T., where she was selected as a Sloan fellow. Ms. Clarkson serves as an overseer for a large teaching hospital.

Daniel F. Hanley, M.D. was elected to our Board of Directors in May 2003. Since 1996, Dr. Hanley has been a Professor of Neurology, Neurosurgery and Anesthesia/Critical Medicine at Johns Hopkins Medical Institutions. Since 1999, Dr. Hanley has also been Professor, School of Nursing, the Jeffrey and Harriett Legum Professor of Acute Care Neurology and Director of Brain Injury Outcomes Program at Johns Hopkins Medical Institutions. Dr. Hanley is a graduate of Williams College and Cornell University Medical College and has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on multiple types of brain injury and has received more than 40 clinical and basic research grants, predominately from the National Institute of Health and the FDA Orphan drugs program. He has published more than 150 articles in peer-reviewed journals, has received the Alexander Humboldt Research Prize for his accomplishments in brain injury research and has extensive clinical trials experience in that field. His trainees are directors of over 20 brain intensive care units across the United States. Dr. Hanley is on the board of directors of the National Stroke Association and has developed nationally recognized education and training programs for that organization. He has significant experience in the areas of clinical trials design, organization and interpretation, drug development, device development and regulatory compliance.

James E. Lock, M.D. was elected to our Board of Directors in August 2000. Since March 2002, Dr. Lock has been Physician-in-Chief at Children’s Hospital Boston and since October 1993, he has been Chairman of the Department of Cardiology at Children’s Hospital Boston and the Alexander S. Nadas Professor of Pediatrics at Harvard Medical School. Dr. Lock attended medical school at Stanford University and pursued his pediatric residency and cardiology fellowship at the University of Minnesota. Thereafter, he trained in cardiovascular physiology for two years at the University of Toronto, Hospital for Sick Children. In September 1999, a device invented by Dr. Lock and licensed to us became the first septal occlusion device to receive United States Food and Drug Administration approvals under the Humanitarian Device Exemption regulations for use inside the human heart in the United States. During his career, Dr. Lock has trained numerous academic physicians in cardiopulmonary physiology, experimental interventional cardiology, and clinical interventional cardiology. The earliest trainees are now becoming directors of pediatric cardiology divisions, cardiac catheterization laboratories, and intensive care units. He is the president of the Boston Children’s Heart Foundation and is the president of the Aldo Castanda Foundation, and serves on the Board of Directors of Children’s Hospital and of the Children’s Hospital Trust.

Francis J. Martin was elected to our Board of Directors in February 2001. Mr. Martin is an independent consultant and advisor to global venture capital firms, corporations and entrepreneurs in the medical technology industry. From September 2000 to May 2004, Mr. Martin was the Chairman and Chief Executive Officer of Florence Medical LTD, which developed and marketed vascular blood flow software and hardware systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From June 1993 to June 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. Mr. Martin has extensive background in the medical device industry, having co-founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1993. Prior to that, Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he held senior management positions, domestically and internationally, in marketing, sales and business development. Mr. Martin is a board member of a privately-held medical device company with cardiovascular and neurosurgical applications.

Harry A. Schult was elected to our Board of Directors in May 2002. Mr. Schult is an independent consultant and advisor to various firms and corporations. From September 2001 until December 2004, Mr. Schult was the Chief Financial Officer and Treasurer of Watch Hill Partners, Inc., a customer relationship management consultancy company. From October 1999 through August 2001, Mr. Schult was Vice President – Corporate Development of Mirus Information Technology Services, Inc., an application service provider. From 1992 to 1999, Mr. Schult performed independent consultant services for various companies, including acting as a part-time chief financial officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications, and also as an interim chief financial officer for The Paragon Gifts Holdings Inc., a retail catalog company. Mr. Schult has over 27 years of senior level experience in the public accounting profession at Ernst & Young, where he was Managing Partner of its Providence, Rhode Island office for eleven years and worked in its Paris, France office for five years. Mr. Schult is a certified public accountant. Mr. Schult holds an A.B. in Economics from Williams College and a M.B.A. in Finance from Stanford Graduate School of Business.

There are no family relationships among any of our executive officers and director nominees.

Officers are elected annually and serve at the discretion of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities. Based solely upon a review of reports submitted, and representations made to us, we believe that during 2004 our executive officers, directors and holders of more than 10% of the outstanding shares of Common Stock timely complied with all Section 16(a) filing requirements.

Audit Committee

Our Board of Directors has a standing Audit Committee. The members of our Audit Committee are Harry A. Schult (Chair), Cheryl L. Clarkson and Francis J. Martin.

Our Board of Directors has determined that Harry A. Schult is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is “independent” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see above for details with respect to Mr. Schult’s financial background.

Director Candidates

Our Board of Directors also has a standing Nominating and Corporate Governance Committee. The current members of our Nominating and Corporate Governance Committee are Robert G. Brown (Chair), Harry A. Schult, Francis J. Martin and Cheryl L. Clarkson. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to members of our Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Committee or its designee. In addition, in connection with our acquisition of the CardioSEAL® Septal Occluder technology in 1996 from InnerVentions, we agreed to use our best efforts to nominate a designee of Fletcher Spaght, Inc. as a member of our Board of Directors.

In considering whether to recommend any particular candidate for inclusion in our Board of Directors’ slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all of our stockholders. The Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill their responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our Common Stock for at least a year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Secretary, NMT Medical, Inc., 27 Wormwood Street, Boston, Massachusetts 02210-1625. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying the same criteria, as it follows for candidates submitted by others.

If our Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting of stockholders, assuming the nominee consents to such inclusion.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Business Conduct and Ethics, at no charge, to you if you submit a written request to us at the following address: NMT Medical, Inc., 27 Wormwood Street, Boston, Massachusetts 02210-1625, Attention: Secretary. You can also access our Code of Business Conduct and Ethics in the “Corporate Governance” section of the “Investor Relations” section of www.nmtmedical.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

During 2003 and until March 11, 2004, the members of the Joint Compensation and Options Committee of our Board of Directors were Francis J. Martin (Chair), Cheryl L. Clarkson and James E. Lock, M.D. Since March 11, 2004, the current members of the Joint Compensation and Options Committee are Mr. Martin (Chair), Ms. Clarkson and Daniel F. Hanley, M.D. None of our executive officers have served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Joint Compensation and Options Committee during the year ended December 31, 2004.

Director Compensation

Each of our non-employee directors not otherwise compensated by us receives a fee of $1,000 (except for Cheryl L. Clarkson, who receives $1,500 based upon her designation as Lead Director) for attendance at each meeting of our Board of Directors, $500 for attendance at each telephonic meeting of our Board of Directors and $500 for attendance at each committee meeting. In addition, each director also receives an annual retainer of $12,000 (except for Cheryl L. Clarkson, who receives $15,000 based upon her designation as Lead Director) payable on January 1 of each year. All directors receive reimbursement of travel expenses incurred in connection with their attendance at Board of Directors and committee meetings.

In 1996, our Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors. On the effective date of the plan, each of our non-employee directors who did not otherwise receive compensation from us received an option to purchase 10,000 shares of Common Stock. In 2001 and 2002, our stockholders voted to approve amendments to the 1996 Stock Option Plan for Non-Employee Directors (as amended, the “Director’s Plan”). The Director’s Plan provides for an option grant to purchase 20,000 shares of Common Stock to each new non-employee director upon his or her initial election to our Board of Directors. This option grant vests in equal monthly installments over a three-year period. In addition to this initial grant, immediately following each annual meeting of stockholders, each eligible director, other than an eligible director first elected to our Board of Directors within the 12 months immediately preceding and including such meeting, is granted an option to purchase 5,000 shares of Common Stock as of the date of such meeting. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of our Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of Common Stock if such director served as chairperson of such committee or (ii) 1,000 shares of Common Stock if such director did not serve as chairperson of such committee. These annual option grants become fully vested six months after the date of grant. The exercise price of options granted under the Director’s Plan or under any other appropriate plan is equal to the fair market value of the Common Stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee, for the portion then exercisable, at any time within one year after the optionee ceases to serve as a member of our Board of Directors.

On March 10, 2005, our Board of Directors adopted an amendment to our director compensation program relating to our Board’s Lead Director. Effective immediately following our 2005 Annual Meeting of Stockholders and annually thereafter, our Lead Director, currently Cheryl L. Clarkson, will be granted an option to acquire 2,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the Common Stock on the date of grant. The terms and conditions of this option grant will be substantially similar, and incremental to, our annual option grants made to our non-employee directors generally.

The following table sets forth the aggregate number of shares of Common Stock underlying options granted under the Director’s Plan during 2004 to each of our non-employee directors:

Name of Non-Employee Director	Number of Shares of Common Stock Underlying Options
Robert G. Brown	7,000
Cheryl L. Clarkson	8,000
Daniel F. Hanley, M.D.	6,000
James E. Lock, M.D.	5,000
Francis J. Martin	9,000
Harry A. Schult	9,000

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three years for our Chief Executive Officer and our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in the year ended December 31, 2004 (collectively, the “Named Executives”).

Name and Principal Position	Annual Compensation				Long-Term Compensation Awards		All Other Compensation ($) (2)
	Year	Salary ($)		Bonus ($)	Number of Securities Underlying Stock Options (#) (1)
John E. Ahern President and Chief Executive Officer	2004 2003 2002	$350,000 350,000 350,000		$52,500 90,000 97,500	— — 190,000	(3)	— — —

Richard E. Davis Vice President and Chief Financial Officer	2004 2003 2002	276,250 246,875 220,894	(4) (6) (8)	75,000 91,000 85,000	18,000 20,000 70,000	(5) (7) (9)	— — —

(1)	We have never granted any stock appreciation rights.
(2)	In accordance with the rules of the Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits did not exceed the lesser of $50,000 or ten percent of the total of annual salary and bonus for the Named Executive in question for the fiscal year.
(3)	Consists of an option to purchase 50,000 shares of Common Stock at an exercise price of $6.60 per share, an option to purchase 75,000 shares of Common Stock at an exercise price of $3.03 per share, and an option to purchase 65,000 shares of Common Stock at an exercise price of $2.97 per share, which option was granted in February 2003 as a 2002 bonus.
(4)	Reflects a base salary of $250,000 per year for the period January 1, 2004 through February 13, 2004, and $280,000 for the period February 14, 2004 through December 31, 2004. See “Employment and Severance Agreements”.
(5)	Consists of an option to purchase 18,000 shares of Common Stock at an exercise price of $3.50 per share.
(6)	Reflects a base salary of $225,000 per year for the period January 1, 2003 through February 13, 2003, and $250,000 for the period February 14, 2003 through December 31, 2003. See “Employment and Severance Agreements”.
(7)	Consists of an option to purchase 20,000 shares of Common Stock at an exercise price of $4.19 per share.
(8)	Reflects a base salary of $190,000 per year for the period January 1, 2002 through February 13, 2002, and $225,000 for the period February 14, 2002 through December 31, 2002. See “Employment and Severance Agreements”.
(9)	Consists of an option to purchase 30,000 shares of Common Stock at an exercise price of $6.60 per share and an option to purchase 40,000 shares of Common Stock at an exercise price of $5.76 per share.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 2004 to each of the Named Executives.

Name	Individual Grants
	Number of Securities Underlying Options Granted (#)		Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
						5%($)	10%($)
John E. Ahern	—		—	$—	—	$—	$—
Richard E. Davis	18,000	(3)	7.15%	3.50	9/20/14	39,620	100,406

(1)	The exercise price is equal to the fair market value of our Common Stock on the date of grant.
(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the 10-year option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder’s continued employment through the option period and the date on which the options are exercised.
(3)	This option vests in equal annual installments over a four-year period, commencing one year after the date on which the option was granted, or September 21, 2004.

Aggregated Option Exercises in Last Fiscal

Year and Fiscal Year-End Option Values

The following table sets forth, for each Named Executive, the number of shares of Common Stock acquired upon exercise of options during the year ended December 31, 2004, the aggregate dollar value realized upon such exercise and the number and value of unexercised options held by each Named Executive on December 31, 2004.

Name	Number of Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-The-Money Options at December 31, 2004 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Ahern (3)	13,917	$36,679	248,166	114,896	$325,933	$143,638
Richard E. Davis (4)	44,479	156,073	72,395	76,334	23,042	55,050

(1)	Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise, multiplied by the number of shares acquired on exercise.
(2)	Represents the excess, if any, of the last reported sale price per share of the Common Stock on December 31, 2004, the last day of trading prior to the year end ($4.91 per share), as reported on the NASDAQ Stock Market, over the option exercise price, multiplied by the number of shares underlying the options.
(3)	Exercisable consists of options to purchase 69,937 shares at an exercise price of $2.156 per share, 781 shares at $1.31 per share, 781 shares at $2.07 per share, 39,583 shares at $5.03 per share, 35,417 shares at $7.07 per share, 34,375 shares at $6.60 per share, 37,500 shares at $3.03 per share and 29,792 shares at $2.97 per share. Unexercisable consists of options to purchase 521 shares at $1.31 per share, 1,042 shares at $2.07 per share, 10,417 shares at $5.03 per share, 14,583 shares at $7.07 per share, 15,625 shares at $6.60 per share, 37,500 shares at $3.03 per share and 35,208 shares at $2.97 per share.
(4)	Exercisable consists of options to purchase 5,312 shares at an exercise price of $1.25 per share, 23,750 shares at $5.03 per share, 15,000 shares at $6.60 per share, 23,333 shares at $5.76 per share and 5,000 shares at $4.19 per share. Unexercisable consists of options to purchase 3,542 shares at an exercise price of $1.25 per share, 1,875 shares at $1.76 per share, 6,250 shares at $5.03 per share, 15,000 shares at $6.60 per share, 16,667 shares at $5.76 per share, 15,000 shares at $4.19 per share and 18,000 shares at $3.50 per share.

Employment and Severance Agreements

We entered into an employment agreement, dated as of September 21, 2000, with John E. Ahern, our President, Chief Executive Officer and Chairman of our Board of Directors, providing for a term of employment commencing on September 21, 2000 and ending on December 31, 2002. We subsequently entered into an amended and restated employment agreement, dated as of December 31, 2002, with Mr. Ahern, providing for a term of employment commencing on December 31, 2002 and ending on December 31, 2005. Pursuant to the original agreement, Mr. Ahern received a salary of $300,000 per year, which was increased to $350,000 per year effective as of the first anniversary of his commencement date pursuant to a vote of our Board of Directors on October 3, 2001. Under the amended and restated employment agreement, Mr. Ahern continues to receive a salary of $350,000 per year. In the event that Mr. Ahern’s employment is involuntarily terminated without cause, he will be entitled to receive his base salary for a period of twelve months from the termination date.

Upon the execution of the original employment agreement, we granted Mr. Ahern a stock option to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $2.156 per share. Upon the execution of the amended and restated employment agreement, we granted Mr. Ahern a stock option to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $3.03 per share. These option grants will, to the maximum extent permissible under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), constitute incentive stock options. The option grants will vest in 48 equal monthly installments on each monthly anniversary of the date of the grant. In connection with the amended and restated employment agreement, we amended the vesting provisions of the original option grant of 150,000 shares to provide that, if Mr. Ahern’s employment is terminated without cause, the option shall be exercisable within one year following termination, to the extent that the option was exercisable on the termination date. The option will terminate in the event of a discharge of Mr. Ahern for cause. Moreover, under the amended and restated employment agreement, if Mr. Ahern’s employment is terminated in the event of a change of control of our company, these options shall become immediately exercisable.

In order to reward Mr. Ahern if there were a liquidity event for our stockholders, the amended and restated employment agreement also provides for a cash payment to Mr. Ahern in the event of a change of control of our company, as defined therein. Such cash payment is equal to a percentage ranging from 0% to 3.5% of the total deal consideration paid by an acquirer in a transaction constituting a change of control of our company. The percentage paid to Mr. Ahern will vary based on the amount of the total deal consideration.

Mr. Ahern is also entitled to receive certain performance-based bonuses and equity awards relating to profit and other performance goals. Under his original employment agreement, Mr. Ahern was entitled to receive annual bonuses consisting of a cash bonus of up to $100,000 and a stock option to purchase up to 50,000 shares of Common Stock. Pursuant to a vote of our Board of Directors on October 3, 2001, the annual bonus Mr. Ahern could earn for performance in 2002 was increased to a maximum of $150,000 in cash and a stock option to purchase a maximum of 100,000 shares of Common Stock. Any equity award granted to Mr. Ahern as a bonus would:

•	have an exercise price equal to the closing price of the Common Stock on the date of grant;

•	to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options, with any balance of the options to be treated as non-statutory stock options; and

•	vest in 48 equal monthly installments on each monthly anniversary of the date of grant.

Pursuant to the amended and restated employment agreement, Mr. Ahern is entitled to receive an annual cash bonus of up to $150,000. For the year ended December 31, 2004, Mr. Ahern received a cash bonus of $52,500. Mr. Ahern has agreed not to compete with us for a period of one year after he ceases to be employed by us.

We entered into an employment agreement, dated as of February 14, 2001, with Richard E. Davis, our Vice President and Chief Financial Officer, for a term of three years. We subsequently entered into an amendment to this employment agreement, dated as of April 28, 2003, pursuant to which, among other things, the term of the employment agreement was extended for an additional year. Pursuant to the original employment agreement, Mr. Davis received a salary of $190,000 per year, which was increased to $225,000 effective as of February 14, 2002 and further increased to $250,000 effective as of February 14, 2003, in each case by Mr. Ahern pursuant to discretion granted to Mr. Ahern under such agreement. On March 11, 2004, our Board of Directors adopted a charter for the Joint Compensation and Options Committee, pursuant to which compensation for Mr. Davis will be determined by this Committee. On May 20, 2004, we entered into an amended and restated employment agreement with Mr. Davis pursuant to which, among other things, the term of the employment agreement was extended through December 31, 2006 and his annual salary was increased to $280,000 effective as of February 14, 2004. The Joint Compensation and Options Committee will review and approve, or make a recommendation to our Board of Directors regarding Mr. Davis’ salary at least on an annual basis on February 14 of each year of his employment. In the event that Mr. Davis’ employment is involuntarily terminated without cause, he will be entitled to receive his base salary for a period of twelve months from the termination date.

Upon execution of the original agreement, we granted Mr. Davis a stock option to purchase an aggregate of 85,000 shares of Common Stock at an exercise price of $1.25 per share. This option grant will, to the maximum extent permissible under Section 422 of the Code, constitute incentive stock options. The option grant vests in 48 equal monthly installments on each monthly anniversary of the date of such option grant. In connection with the amended and restated employment agreement, if Mr. Davis’ employment is terminated without cause or in the event of a change of control of our company, the option shall become immediately exercisable.

In order to reward Mr. Davis if there were a liquidity event for our stockholders, the amendment to his employment agreement also provides for a cash payment to Mr. Davis in the event of a change of control of our company, as defined in the employment agreement, as amended. Such cash payment is equal to a percentage ranging from 0% to 0.875% of the total deal consideration paid by an acquirer in a transaction constituting a change of control of our company. The percentage paid to Mr. Davis will vary based on the amount of the total deal consideration.

In addition, Mr. Davis is entitled to receive an annual bonus provided that he has satisfied certain financial and performance goals and that we have achieved an agreed upon profit margin. For the year ended December 31, 2004, Mr. Davis received a cash bonus of $75,000. Mr. Davis has agreed not to compete with us for a period of one year after he ceases to be employed by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,802,000	$4.46	578,779
Equity compensation plans not approved by security holders	97,630	4.86	—

Total	1,899,630	$4.48	578,779

Set forth below is a summary of the warrants and nonqualified options to purchase shares of Common Stock granted by us to various officers, directors, employees and consultants without stockholder approval.

In October 1995, we granted an option to purchase 26,315 shares to each of Jack Reinstein, our former Chief Financial Officer and director, and Gilbert Segel, our former director. The exercise price of each option is $2.15 per share. The options vested monthly over 36 months and expire on October 13, 2005.

In February 1998, we granted an option to purchase 25,000 shares to Dr. Morris Simon, our former director. The exercise price of the option is $10.50 per share. The option vests upon the completion of certain milestones and expires on February 13, 2008.

On April 3, 2000, in connection with our pay down of certain debt, we issued Brown Brothers Harriman & Co. a warrant to purchase 20,000 shares at $4.94 per share. This warrant expires on April 3, 2005.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, the following table sets forth certain information as of February 28, 2005 with respect to the beneficial ownership of Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of our directors and nominees for director; (iii) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation” above; and (iv) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Common Stock (3)
Entities affiliated with Whitney & Co. (4)	2,504,010	20.60%
177 Broad Street
Stamford, CT 06901

Federated Investors, Inc. (5)	1,114,200	9.17%
Federated Investors Tower
5800 Corporate Drive
Pittsburgh, PA 15222-3779

State of Wisconsin Investment Board (6)	1,001,500	8.24%
P.O. Box 7842
Madison, WI 53707

John E. Ahern (7)	439,023	3.53%

Richard E. Davis (8)	196,366	1.60%

Robert G. Brown (9)	164,390	1.35%
217 Echo Drive
Jupiter, FL 33458

Francis J. Martin (10)	40,000	*
6 Sawyer Road
Wellesley Hills, MA 02481

Harry A. Schult (11)	39,084	*
125 Benefit Street
Providence, RI 02903-1204

Cheryl L. Clarkson (12)	37,250	*
251 Washington Street
Wellesley Hills, MA 02481

Daniel F. Hanley, M.D. (13)	18,778	*
c/o The Johns Hopkins Medical Institutions
Director, Department of Neurology
Division of Brain Injury Outcomes
600 N. Wolfe Street
Jefferson 1-109
Baltimore, MD 21287-7840

James E. Lock, M.D. (14)	17,168	*
c/o Children’s Hospital
300 Longwood Avenue
Boston, MA 02115

All current directors and executive officers as a group (8 persons)(15)	952,059	7.50%

*	Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.

(2)	The number of shares of Common Stock beneficially owned by each holder named above is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after February 28, 2005 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power (or shares such power with an affiliate) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 12,153,931 shares of Common Stock outstanding on February 28, 2005 plus any shares of Common Stock issuable to the holder in question within 60 days after February 28, 2005 upon exercise of stock options or any other rights.
(4)	The number of shares owned by Whitney & Co., a New York limited partnership (“Whitney”), and entities affiliated with Whitney, consists of 1,829,010 shares held of record by Whitney Equity Partners, L.P., a Delaware limited partnership (“Equity Partners”), 561,207 shares held of record by Whitney Subordinated Debt Fund, L.P., a Delaware limited partnership (“Debt Fund”), and 113,793 shares held of record by Whitney. Each of Whitney, Equity Partners and Debt Fund disclaims beneficial ownership of the shares held by the other two partnerships. This information is derived from information provided as of February 3, 2005 by Whitney.
(5)	This information is derived from an Amendment to a Schedule 13G filed by Federated Investors, Inc. with the Commission on February 14, 2005. Federated Investors, Inc. (the “Parent’) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of Common Stock (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees have joined in filing the Amendment to the Schedule 13G because of the collective voting control that they exercise over the Parent. The Parent, the Trust, and each of the Trustees declare that this information should not be construed as an admission that they are the beneficial owners of the Reported Securities, and the Parent, the Trust, and each of the Trustees expressly disclaim beneficial ownership of the Reported Securities.
(6)	This information is derived from an Amendment to a Schedule 13G filed by State of Wisconsin Investment Board with the Commission on February 8, 2005.
(7)	Includes 273,895 shares of Common Stock issuable to Mr. Ahern within 60 days after February 28, 2005 upon exercise of stock options and 28,000 shares of Common Stock held by Charles Schwab FBO John E. Ahern.
(8)	Includes 91,146 shares of Common Stock issuable to Mr. Davis within 60 days after February 28, 2005 upon exercise of stock options.
(9)	Includes 39,000 shares of Common Stock issuable to Mr. Brown within 60 days after February 28, 2005 upon exercise of stock options.
(10)	Includes 38,000 shares of Common Stock issuable to Mr. Martin within 60 days after February 28, 2005 upon exercise of stock options.
(11)	Includes 28,584 shares of Common Stock issuable to Mr. Schult within 60 days after February 28, 2005 upon exercise of stock options.
(12)	Includes 35,000 shares of Common Stock issuable to Ms. Clarkson within 60 days after February 28, 2005 upon exercise of stock options.
(13)	Consists of 18,778 shares of Common Stock issuable to Dr. Hanley within 60 days after February 28, 2005 upon exercise of stock options.
(14)	Consists of 17,168 shares of Common Stock issuable to Dr. Lock within 60 days after February 28, 2005 upon exercise of stock options.
(15)	Includes an aggregate of 541,571 shares of Common Stock issuable to all current directors and executive officers as a group within 60 days after February 28, 2005 upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with sales of our CardioSEAL® and STARFlex® implant devices and pursuant to the terms of a license agreement with CMCC, we paid an aggregate of $1,998,101 in royalties to CMCC during 2004. James E. Lock, M.D., a member of our Board of Directors and an affiliate of CMCC, received approximately $480,000 of these royalty payments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the fees that Ernst & Young LLP (“Ernst & Young”), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit fees and other services.

	Fiscal Year
Fee Category	2004	2003
Audit Fees (1)	$181,000	$148,000
Audit Related Fees (2)	5,000	3,000
Tax Fees (3)	104,000	107,000
All Other Fees (4)	—	—

Total Fees	$290,000	$258,000

(1)	Audit fees relate to our annual financial statement audits, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings.
(2)	Audit related fees consist of assurance and related services that relate to the performance of the audit and the review of our financial statements, which are not reported under “Audit Fees”. None of the audit related fees for 2004 and 2003 were provided under the de minimis exception to the Audit Committee pre-approval requirements.
(3)	Tax fees consist of tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of U.S. federal income tax returns, preparation of state income and franchise tax returns, preparation of European subsidiary tax returns, consultation on state sales tax compliance issues and European VAT compliance, accounted for $104,000 of the total 2004 tax fees and $107,000 of the total 2003 tax fees. None of the tax fees for 2004 and 2003 were provided under the de minimis exception to the Audit Committee pre-approval requirements.
(4)	There were no other fees incurred in either 2004 or 2003.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of NMT Medical, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(b) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified with asterisks in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(b) of Form 10-K.

(c) Financial Statement Schedules. We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMT MEDICAL, INC.

By:	/s/ JOHN E. AHERN
John E. Ahern President and Chief Executive Officer

Dated: March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ JOHN E. AHERN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 23, 2005
John E. Ahern

/S/ RICHARD E. DAVIS	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005
Richard E. Davis

/S/ ROBERT G. BROWN	Director	March 23, 2005
Robert G. Brown

/S/ CHERYL L. CLARKSON	Director	March 23, 2005
Cheryl L. Clarkson

/S/ DANIEL F. HANLEY	Director	March 23, 2005
Daniel F. Hanley, M.D.

/S/ JAMES E. LOCK	Director	March 23, 2005
James E. Lock, M.D.

/S/ FRANCIS J. MARTIN	Director	March 23, 2005
Francis J. Martin

/S/ HARRY A. SCHULT	Director	March 23, 2005
Harry A. Schult

Appendix

NMT MEDICAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NMT Medical, Inc.:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

            /s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2005

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$9,338,208	$28,724,767
Marketable securities	24,919,460	8,000,000
Restricted cash	1,122,200	—
Accounts receivable, net of reserves of $378,150 in 2004 and $385,000 in 2003	1,776,605	2,546,846
Inventories	2,523,062	1,931,941
Prepaid expenses and other current assets	2,864,600	2,078,531

Total current assets	42,544,135	43,282,085

Property and equipment, at cost:
Laboratory and computer equipment	3,200,532	2,845,118
Leasehold improvements	1,136,859	1,136,859
Office furniture and equipment	934,160	928,154

	5,271,551	4,910,131
Less accumulated depreciation and amortization	4,481,190	4,128,323

	790,361	781,808

Other assets	29,263	58,557

	$43,363,759	$44,122,450

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,682,272	$1,275,781
Accrued expenses	4,309,586	4,110,525
Discontinued operations liabilities	500,000	500,000

Total current liabilities	6,491,858	5,886,306

Commitments and Contingencies (Notes 8 and 15)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,176,183 shares in 2004 and 11,914,787 shares in 2003	12,176	11,915
Additional paid-in capital	46,093,075	45,395,546
Less treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(152,596)	—
Accumulated deficit	(8,961,154)	(7,051,717)

Total stockholders’ equity	36,871,901	38,236,144

	$43,363,759	$44,122,450

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$17,278,760	$21,573,769	$24,545,551
Net royalty income	4,181,264	1,387,590	413,074

Total revenues	21,460,024	22,961,359	24,958,625

Costs and Expenses:
Cost of product sales	4,513,764	5,302,700	6,605,861
Research and development	9,004,421	6,961,391	5,543,868
General and administrative	5,064,493	5,545,302	5,495,758
Selling and marketing	5,542,083	5,614,397	5,446,548
Settlement of litigation	—	1,216,357	—

Total costs and expenses	24,124,761	24,640,147	23,092,035

Gain on sale of product line	—	—	7,000,000

(Loss) income from operations	(2,664,737)	(1,678,788)	8,866,590

Other Income:
Currency transaction gain	92,047	81,399	80,840
Interest income, net	540,614	552,636	681,158

Total other income, net	632,661	634,035	761,998

(Loss) income before provision for income taxes	(2,032,076)	(1,044,753)	9,628,588

Provision for income taxes	—	105,000	3,424,000

(Loss) income from continuing operations	(2,032,076)	(1,149,753)	6,204,588

Discontinued Operations:
Income (loss) from discontinued operations	122,639	—	(39,653)
Gain on sale of discontinued operations, including income tax benefit of $5,162,000	—	—	4,914,355

Gain from discontinued operations	122,639	—	4,874,702

Net (loss) income	$(1,909,437)	$(1,149,753)	$11,079,290

Basic net (loss) income per common share:
Continuing operations	$(0.17)	$(0.10)	$0.54
Discontinued operations	0.01	—	0.42

Net (loss) income	$(0.16)	$(0.10)	$0.96

Diluted net (loss) income per common share:
Continuing operations	$(0.17)	$(0.10)	$0.51
Discontinued operations	0.01	—	0.40

Net (loss) income	$(0.16)	$(0.10)	$0.91

Weighted average common shares outstanding:
Basic	12,031,434	11,808,071	11,542,099

Diluted	12,031,434	11,808,071	12,119,248

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Cumulative Translation Adjustment	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.001 Per Value		Number of Shares	Cost
Balance, December 31, 2001	11,178,826	$11,179	$42,963,993	—	$—	$(16,981,254)	$—	$(1,591,595)	$24,402,323	$—

Common stock issued under the employee stock purchase plan	68,721	69	203,800	—	—	—	—	—	203,869	—
Exercise of common stock options	465,330	465	936,874	—	—	—	—	—	937,339	—
Stock-based compensation	—	—	(31,243)	—	—	—	—	—	(31,243)	—
Tax benefit from exercise of stock options	—	—	655,000	—	—	—	—	—	655,000	—
Unrealized gain on marketable securities	—	—	—	—	—	—	118,000	—	118,000	118,000
Change in cumulative translation adjustment	—	—	—	—	—	—	—	271,000	271,000	—
Write-off of cumulative translation adjustment	—	—	—	—	—	—	—	1,320,595	1,320,595	—
Net income	—	—	—	—	—	11,079,290	—	—	11,079,290	11,079,290

Net comprehensive income										$11,197,290

Balance, December 31, 2002	11,712,877	11,713	44,728,424	—	—	(5,901,964)	118,000	—	38,956,173	$—

Common stock issued under the employee stock purchase plan	52,669	53	154,611	—	—	—	—	—	154,664	—
Exercise of common stock options	149,241	149	279,396	—	—	—	—	—	279,545	—
Stock-based compensation	—	—	192,115	—	—	—	—	—	192,115	—
Tax benefit from exercise of stock options	—	—	41,000	—	—	—	—	—	41,000	—
Purchase of treasury stock	—	—	—	(40,000)	(119,600)	—	—	—	(119,600)	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(118,000)	—	(118,000)	(118,000)
Net loss	—	—	—	—	—	(1,149,753)	—	—	(1,149,753)	(1,149,753)

Net comprehensive loss								—		$(1,267,753)

Balance, December 31, 2003	11,914,787	11,915	45,395,546	(40,000)	(119,600)	(7,051,717)	—	—	38,236,144

Common stock issued under the employee stock purchase plan	58,134	58	206,627	—	—	—	—	—	206,685	$—
Exercise of common stock options	203,262	203	391,576	—	—	—	—	—	391,779	—
Stock-based compensation	—	—	99,326	—	—	—	—	—	99,326	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(152,596)	—	(152,596)	(152,596)
Net loss	—	—	—	—	—	(1,909,437)	—	—	(1,909,437)	(1,909,437)

Net comprehensive loss								—		$(2,062,033)

Balance, December 31, 2004	12,176,183	$12,176	$46,093,075	(40,000)	$(119,600)	$(8,961,154)	$(152,596)	$—	$36,871,901

See accompanying notes

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,909,437)	$(1,149,753)	$11,079,290
Gain from discontinued operations	(122,639)	—	(4,874,702)

(Loss) income from continuing operations	(2,032,076)	(1,149,753)	6,204,588
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activates-
Depreciation and amortization	827,810	570,469	588,845
Increase (decrease) in accounts receivable reserves	—	392,000	(42,045)
Stock-based compensation	99,326	192,115	(31,243)
Tax benefit from exercise of stock options	—	41,000	655,000
Deferred tax provision (benefit)	190,000	(282,000)	(2,902,000)
Change in assets and liabilities-
Accounts receivable	770,241	(481,524)	2,937
Receivable from sale of product line	—	3,000,000	15,500,000
Inventories	(591,121)	(752,992)	236,820
Prepaid expenses and other current assets	(976,069)	(852,668)	(468,948)
Accounts payable	406,491	(957,662)	371,238
Accrued expenses	199,061	1,145,883	625,508
Deferred gain	—	—	(3,419,200)

Net cash (used in) provided by continuing operations	(1,106,337)	864,868	17,321,500

Net cash provided by (used in) discontinued operations	122,639	(410,505)	5,607,508

Cash flows from investing activities:
Purchases of property and equipment	(361,420)	(149,871)	(417,667)
Purchases of marketable securities	(27,117,705)	—	(16,192,152)
Maturities of marketable securities	9,600,000	8,000,000	—
Restricted cash	(1,122,200)	—	—
Decrease (increase) in other assets	—	80,000	(29,326)
Proceeds from sale of discontinued operations, net of cash sold	—	—	4,833,000

Net cash (used in) provided by investing activities	(19,001,325)	7,930,129	(11,806,145)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	391,779	279,545	937,339
Proceeds from issuance of common stock under the employee stock purchase plan	206,685	154,664	203,869
Payments of capital lease obligations	—	(27,865)	(129,987)

Net cash provided by financing activities	598,464	406,344	1,011,221

Effect of exchange rate changes on cash	—	—	(37,649)

Net (decrease) increase in cash and cash equivalents	(19,386,559)	8,790,836	12,096,435
Cash and cash equivalents, beginning of period	28,724,767	19,933,931	7,837,496

Cash and cash equivalents, end of period	$9,338,208	$28,724,767	$19,933,931

See accompanying notes.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) OPERATIONS

NMT Medical, Inc. (the “Company” or “NMT”) designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other potential brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (PFO) and brain attacks such as migraine headaches, stroke, and transient ischemic attacks (TIAs). We are a leader in designing and developing implants that seal the PFO defect in a procedure performed by the interventional cardiologist. We also serve the pediatric interventional cardiologist with a broad range of cardiac septal repair implants delivered with nonsurgical catheter techniques.

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

On November 5, 2001, we sold the vena cava filter product line to C.R. Bard, Inc. (“Bard”) for $27 million in up front cash payments plus up to $7 million tied to certain performance and delivery milestones. Pursuant to the asset purchase agreement with Bard, we continued to manufacture the filter products for Bard through June 30, 2002 and, upon final transfer of manufacturing to Bard, received an additional $4 million on September 30, 2002. In addition, in the fourth quarter of 2002, upon Bard’s receipt of FDA approval for the commercial sale and use of its Recovery™ Filter product, we recognized the final $3 million milestone payment, which was received in January 2003. Commencing in 2003, we received royalty payments from Bard on its manufacture and sales of the vena cava filter products and we continued to pay certain royalties to the original inventor (see Note 4).

As a result of the neurosciences business unit sale in July 2002, our continuing operations are represented by one operating segment as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(b) Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(c) Cash, Equivalents, Marketable Securities and Restricted Cash

We consider all investments with maturities of 90 days or less from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Cash and equivalents, which are carried at cost and approximate market, consist of cash, money market accounts and commercial paper investments.

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

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of our marketable securities are as follows at December 31, 2004 and 2003:

	2004		2003
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Corporate bonds	$15,773,019	$15,913,407	$—	$—
Government agency securities	8,172,445	8,184,604	8,000,000	8,000,000
Commercial Paper	973,996	974,045	—	—

	$24,919,460	$25,072,056	$8,000,000	$8,000,000

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

	December 31,
	2004	2003
Due within one year	$17,330,950	$8,000,000
Due in 1-2 years	7,588,510	—

	$24,919,460	$8,000,000

At December 31, 2004 there were $154,014 of gross unrealized losses and $1,418 of gross unrealized gains on marketable securities. The aggregate fair value of marketable securities with unrealized losses at December 31, 2004 was approximately $23.0 million. All such investments have been in an unrealized loss position for less than one year. There were no unrealized gains or losses on marketable securities at December 31, 2003.

There were no realized gains or losses on marketable securities in each of the three years in the period ended December 31, 2004.

Accrued interest of approximately $357,000 and $61,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at December 31, 2004 and 2003, respectively.

In addition, at December 31, 2004, we had a certificate of deposit totaling approximately $1.1 million that was restricted to collateralize a bank guarantee issued in October 2004 in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment (see Note 15).

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At December 31,
	2004	2003
Raw materials and work-in-process	$1,165,310	$1,065,377
Finished Goods	1,357,752	866,564

	$2,523,062	$1,931,941

Finished goods comprise materials, labor and manufacturing overhead.

(e) Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of an estimate of the fair value of certain financial instruments. Our financial instruments consist of cash and cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2004 and 2003, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. We do not have any derivative or any other financial instruments as defined by SFAS No. 133, “Accounting for Derivative and Hedging Instruments”.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(f) Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, as amended by SFAS No. 133, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to potential credit risk consist primarily of trade accounts receivable with customers in the health care industry. We perform ongoing credit evaluations of our customers’ financial condition, but do not require collateral. We continuously monitor collections from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. Historically, we have not experienced significant losses related to our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Prior to the sale of the vena cava filter product line to Bard, Bard was the primary distributor for sales of these products (see Note 4). Bard accounted for approximately 21% of product sales for the year ended December 31, 2002. No other customer accounted for greater than 10% of product sales in each of the three years ended December 31, 2004.

At December 31, 2004, approximately 36% of gross accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2004, 2003 and 2002, product sales to customers outside North America accounted for approximately 20.6%, 16.5% and 9.6% of total product sales, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review long-lived assets for impairments whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Based on management’s assessment, no impairment of long-lived assets existed as of December 31, 2004 or 2003.

(h) Depreciation and Amortization

We provide for depreciation and amortization of our property and equipment by charges to operations using the straight-line method, which allocates the cost of property, plant and equipment over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Leasehold improvements	Shorter of Economic Useful
Life or Life of Lease
Laboratory and computer equipment	3-7 Years
Office Furniture and equipment	5-10 Years

Depreciation and amortization expense was $353,000, $349,000 and $551,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Maintenance and repairs are charged to expense when incurred. Additions and improvements are capitalized.

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

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(j) Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive. Options and warrants to purchase a total of 1,899,630, 2,028,836 and 713,399 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, because they were not dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	2004	2003	2002
Weighted average common shares outstanding	12,031,434	11,808,071	11,542,099
Dilutive effect of assumed exercise of stock options and warrants	—	—	577,149

Weighted average common shares outstanding assuming exercise of stock options and warrants	12,031,434	11,808,071	12,119,248

(k) Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of grant. Under an alternative method of accounting, SFAS No. 123, “Accounting for Stock-Based Compensation”, options are valued at the grant date using an option pricing model, and compensation expense is recognized ratably over the vesting period (see Note 2(n)).

The fair value of options and employee stock purchase plan shares granted have been estimated at the date of grant using the Black-Scholes option pricing model prescribed by SFAS No. 123, assuming the following assumptions:

	2004	2003	2002
Risk-free interest rates	3.31%-4.35%	2.84%-3.79%	3.50%-5.14%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	69.6%-72.7%	67.5%-75.5%	73.0%
Weighted average grant-date fair value of options granted during the period	$2.58	$2.59	$4.40

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2004	2003	2002
Net (loss) income as reported	$(1,909,437)	$(1,149,753)	$11,079,290
Add: Employee stock-based compensation included in net (loss) income as reported	99,326	192,115	(31,243)
Less: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,256,070)	(1,332,167)	(1,151,672)

Pro forma net (loss) income	$(3,066,181)	$(2,289,805)	$9,896,375

Basic net (loss) income per common share:
As reported	$(0.16)	$(0.10)	$0.96

Pro forma	$(0.25)	$(0.19)	$0.86

Diluted net (loss) income per common share:
As reported	$(0.16)	$(0.10)	$0.91

Pro forma	$(0.25)	$(0.19)	$0.82

Our stock option grants vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the effects indicated above of applying SFAS No. 123 are not necessarily representative of the effects on similar illustrated disclosures in future years.

(l) Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. Prior to our July 2002 sale of the neurosciences business unit, the balance sheet accounts of those foreign subsidiaries were translated from their local currency into U.S. dollars using the exchange rate at the balance sheet date and we recorded the effects of changes in balance sheet items (i.e. cumulative foreign currency translation gains and losses) as a component of stockholders’ equity. The functional currency of our current foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. Foreign currency transaction gains or losses are reflected in the consolidated statements of operations. We had foreign currency transaction gains of approximately $92,000, $81,000 and $81,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

(m) Comprehensive Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists entirely of unrealized gains and losses on marketable securities.

(n) Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures based upon either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet determined which alternative method of applying Statement 123(R) will be adopted.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2(k) to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $41,000 and $655,000 in 2003 and 2002, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to inventory costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for fiscal years beginning after June 15, 2005, with early adoption permitted. Based upon planned reductions in production levels below normal capacity levels, we currently expect that the amount of excess capacity costs that will be charged directly to cost of product sales during 2005 will increase by approximately $800,000.

(o) 401(k) Plan

We offer a savings plan to eligible employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, subject to certain limitations. We did not make any employer matching or other discretionary contributions to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(CONTINUED)

(p) Supplemental Cash Flow Information and Noncash Investing and Financing Activities

The following table summarizes the supplemental disclosures of our financing and investing transactions for the periods indicated below:

	For the Years Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for-
Interest	$1,570	$5,361	$10,103

Income taxes	$365,215	$111,880	$160,104

Supplemental disclosure of noncash financing and investing transactions:
Receipt of treasury stock	$—	$119,600	$—

(q) Expenses Associated with Clinical Trial

During the second half of 2004, we commenced our MIST (“Migraine Intervention with STARFlex® Technology”) study. Including contracts with third party providers and agreements with participating clinical sites and other service providers, we currently expect total costs for MIST to be $3-$4 million through completion of the study. Of this amount, we have incurred aggregate costs through 2004 of approximately $900,000. Enrollment in the study is expected to be completed by the end of the third quarter of 2005. There is a follow-up evaluation over a six-month period, with the results and analysis of the study to be completed early in 2006.

During the second quarter ended June 30, 2003, we received full IDE approval from the FDA for, and commenced, CLOSURE I. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, we currently expect total costs for CLOSURE I to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, we have incurred aggregate costs of approximately $6.2 million through 2004 and we currently project 2005 costs of approximately $4.0 million, largely dependent upon the rate of patient enrollment.

Our judgment is required in determining methodologies used to recognize various costs related to MIST and CLOSURE I and for other clinical trials that we may initiate in the future. In connection with MIST and CLOSURE I, we entered into contracts with vendors who render services over an extended period of time. Typically, we enter into three types of vendor contracts (i) time-based, (ii) patient-based, or (iii) a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record the expense based upon the total number of patients enrolled and/or monitored during the period. On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually rendered. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations. Additional STARFlex® products manufactured to accommodate the expected requirements of MIST and CLOSURE I are included in inventory because they are saleable units with alternative use outside of the trial. These units will be expensed as a cost of the trials as they are implanted. Substantially all expenses related to MIST and CLOSURE I are included in research and development in our consolidated statements of operations.

(r) Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Revenues for the neurosciences business unit were approximately $8.6 million for the seven months ended July 31, 2002 (date of sale).

The determination of the pre-tax loss on the sale of the neurosciences business unit in 2002 is summarized as follows:

Cash proceeds	$5,400,000

Net assets sold:
Current assets	5,590,704
Property, plant and equipment, net	87,741
Other assets	300,000
Current liabilities	(2,870,754)
Long-term debt obligation	(12,000)

Net assets sold	3,095,691
Write-off of cumulative translation adjustment	1,320,595
Transaction costs and related accruals	1,231,359

5,647,645

Pre-tax loss	$(247,645)

(b) Settlement of Litigation

Effective April 4, 2002, we settled an arbitration proceeding with Elekta, resulting in a net payment by us of approximately $388,000. The charge of approximately $373,000 included the settlement amount plus legal costs, reduced by the elimination of net accounts payable balances due Elekta. The net settlement charge was included in loss from discontinued operations for the year ended December 31, 2002.

In December 2004, we recorded approximately $123,000 of income from discontinued operations, primarily related to the partial recovery, on appeal, of a prior year judgment against us in connection with the termination of a former European employee.

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

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4) SALE OF VENA CAVA FILTER PRODUCT LINE – (CONTINUED)

Commencing in 2003, we received royalty payments from Bard on its manufacture and sales of the vena cava filter products. We continue to pay certain royalties to the original inventor (see Note 6).

(5) INCOME TAXES

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the tax rates expected to be in effect when these differences reverse.

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	For the Years Ended December 31,
	2004	2003	2002
Foreign - current	$—	$(38,000)	$24,000
Federal - current	(190,000)	386,000	5,539,000
State - current	—	39,000	763,000

	(190,000)	387,000	6,326,000

Foreign - deferred	—	—	—
Federal - deferred	190,000	(282,000)	(2,576,000)
State - deferred	—	—	(326,000)

	190,000	(282,000)	(2,902,000)

	$—	$105,000	$3,424,000

We have tax credit carryforwards of approximately $772,000 to reduce federal and state taxable income in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in significant ownership of the Company over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2024.

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset at December 31, 2004 and 2003 are as follows:

	2004	2003
Tax credit carryforwards	$772,000	$560,000
Timing differences, including reserves, accruals and write-offs	886,000	1,079,000

	1,658,000	1,639,000
Less - Valuation allowance	(1,566,000)	(1,357,000)

Net deferred tax asset	$92,000	$282,000

We have provided a valuation allowance for our gross deferred tax asset due to the uncertainty surrounding the ability to realize the entire asset.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5) INCOME TAXES – (CONTINUED)

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate (benefit)	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	—	2.5	3.0
Change in valuation allowance/utilization of net operating loss and tax credit carryforwards	31.7	38.7	—
Other	2.3	2.8	(1.4)

	—%	10.0%	35.6%

(6) NET ROYALTY INCOME

In connection with our November 2001 sale of the vena cava filter product line, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Royalties for the years ended December 31, 2004 and 2003 have been reported net of related royalty obligations to third parties. Under these agreements, net royalty income totaled approximately $4.2 million, $1.4 million and $413,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

(7) SETTLEMENT OF LITIGATION

On June 1, 2002, we received a Demand for Arbitration in the amount of $10 million, plus legal fees and interest, from Bio-Tech Engineering, Inc., Kevin Maughan and Ferenc Schmidt (collectively, “BTE”), claiming that we were in breach of contract. Following hearings, on September 22, 2003, the Company and BTE entered into a settlement agreement, pursuant to which we paid $950,000 to BTE and BTE agreed to a general release of any and all claims against the Company. Also as part of the settlement, the Company and BTE terminated their license and technology agreement, BTE transferred all associated patent rights to the Company and the parties agreed to have the case dismissed with prejudice. The Company and BTE each paid half of the arbitration fees. Included in the accompanying consolidated statement of operations for the year ended December 31, 2003 was a settlement of litigation charge of approximately $1.2 million, which consisted of the settlement amount plus legal fees.

(8) COMMITMENTS

(a) Operating Leases

We have operating leases for office and laboratory space aggregating approximately 35,000 square feet through September 2006 and office equipment and motor vehicle leases expiring through 2008. We have a renewal option for an additional 5 years on approximately 27,000 square feet of our space, which requires written notice to the landlord at any time 9 months prior to the expiration of the lease term. The office leases require payment of a pro rata share of common area maintenance expenses and real estate taxes in excess of base year amounts.

Future minimum rental payments due under operating lease agreements at December 31, 2004 are approximately as follows:

Years Ending December 31,
2005	$986,000
2006	735,000
2007	18,000
2008	10,000

$1,749,000

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8) COMMITMENTS – (CONTINUED)

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $946,000, $975,000 and $922,000, respectively.

(b) Royalties

We have entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, we have agreed to pay royalties to a former employee and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor.

Royalty expense under royalty agreements was approximately $3,245,000, $2,730,000 and $2,074,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $1,431,000 and $484,000 of these royalties were included as a reduction of related royalty income earned from third parties for the years ended December 31, 2004 and 2003, respectively.

(c) Employment Agreements

We have employment agreements with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) through December 2005 and 2006, respectively. In the event of termination without cause, as defined therein, these employment agreements provide up to one year’s continued salary as then in effect, in addition to any earned incentive compensation, and, in the case of the CEO, continued health insurance coverage for eighteen months. Upon consummation of a change in control of the Company, as defined, these executives would be entitled to a cash payment equal to a percentage of the total deal consideration paid by an acquirer. This percentage would range from 0% to 3.5% for our CEO and from 0% to 0.875% for our CFO.

(d) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate a possible connection between transcatheter PFO closure and migraine headaches. We currently expect enrollment of fewer than 200 patients to be completed by the end of the third quarter of 2005, with a follow-up evaluation over a six-month period. Total costs of the MIST study, including third party contracts, agreements with clinical sites and other service providers and the cost of the STARFlex® products to be implanted, are currently estimated to be in the range of $3.0-$4.0 million. Of this total, approximately $900,000 was incurred during 2004 and we currently expect 2005 costs to approximate $2.0 million.

CLOSURE I

In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of the Company’s clinical department and the manufacturing costs of the Company’s STARFlex® products to be implanted, total CLOSURE I costs are currently estimated to be approximately $24 million through the completion of the clinical trial and submission to the FDA. Of this total, approximately $3.7 million and $2.5 million of costs were incurred in 2004 and 2003, respectively. We currently project 2005 costs in the range of $3.5-$4.0 million, largely dependent upon the rate of patient enrollment and patient monitoring visits. Under certain agreements, we have the right to terminate, in which case the remaining obligations would be limited to costs incurred as of that date.

(e) Guarantees and Indemnifications

We recognize liabilities for guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.

In the ordinary course of our business, we agree to indemnification provisions in certain of our agreements with our customers, clinical sites, licensors and real estate lessors. With respect to our customer agreements and licenses, we generally indemnify the customer or licensor against losses, expenses and other damages that result from, among other things, product liability claims or infringement of a third party’s intellectual property. With respect to our real estate leases, we indemnify our lessor for losses, expenses

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8) COMMITMENTS – (CONTINUED)

and other damages that result from, among other things, personal injury and property damage that occur at our facilities and for any breach by us of the terms of the lease. Based on our policies, practices and claims and payment history, we believe that the estimated fair value of these indemnification obligations is minimal.

(9) STOCKHOLDERS’ EQUITY

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

(10) STOCK OPTIONS AND WARRANTS

(a) Stock Options

Our 1996 Stock Option Plan (the “1996 Plan”), 1998 Stock Incentive Plan (the “1998 Plan”) and 2001 Stock Incentive Plan (the “2001 Plan”) (collectively, the “Plans”) generally provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to our eligible employees, officers, directors, consultants and advisors. The Compensation Committee of the Board of Directors administers the Plans, subject to the terms and conditions of the respective Plans. Options granted generally vest in equal annual installments over a four-year period from the date of grant. At December 31, 2004 there were 1,570,832 options outstanding and 496,779 options available for grant under the Plans.

Our 1996 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our directors who are not our employees and who do not otherwise receive compensation from us. Under the terms of the Directors Plan, as amended, each new non-employee director not otherwise compensated by us receives an initial grant of options to purchase 20,000 shares of common stock at

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) STOCK OPTIONS AND WARRANTS—(CONTINUED)

an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director’s re-election to the Board at our annual meeting of stockholders, there is an additional grant of options to purchase 5,000 shares of common stock that fully vests six months after the date of grant. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of common stock if such director served as a chairperson of such committee or (ii) 1,000 shares of common stock if such director did not serve as chairperson of such committee. At December 31, 2004 there were 231,168 options outstanding and 82,000 options available for grant under the Directors Plan.

On March 1, 2001, our Board of Directors authorized an offer for employees to exchange certain Plan options outstanding. Under this exchange offer, certain employees elected to have a total of 322,521 existing options cancelled in exchange for 131,558 new options. The new options were granted at $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable accounting as defined in FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”. In addition, we granted 83,450 additional options to employees who participated in the option exchange program, which are subject to variable accounting under FIN 44. We have followed the provisions of FIN 44 and have revalued to market the re-priced options, through the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2004, 108,872 options subject to variable accounting have been cancelled or exercised and 106,135 were outstanding. Compensation (benefit) expense, included in general and administrative expense, related to the re-priced options was approximately $67,000, $159,000 and $(127,000) for the years ended December 31, 2004, 2003 and 2002, respectively. Based upon our closing stock price at December 31, 2004, approximately $25,000 of additional compensation expense would be recognized over the remainder of the four year vesting period of the re-priced options through March 2005.

During fiscal 2002, in conjunction with an amendment to the employment agreement of our CEO, the terms of a previously granted option to him to acquire 150,000 shares of common stock was modified to allow for an extended exercise period upon certain termination scenarios. In accordance with FIN 44, we remeasured this stock option. Based upon our stock price on the date of remeasurement, approximately $74,000 of compensation expense was recognized in fiscal 2002 for the vested shares at December 31, 2002, and approximately $33,000 of compensation expense was recognized for each of the years ended December 31, 2003 and 2004.

At December 31, 2004 there were 77,630 nonqualified options outstanding to purchase shares of common stock issued to former officers and directors, most of which were granted prior to our 1996 initial public offering.

All unexercised options expire ten years from date of grant.

The following table summarizes a reconciliation of all stock option activity for each of the three years during the period ended December 31, 2004:

	For the Years Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding:
Beginning balance	2,008,836	$4.34	1,725,574	$4.43	1,571,522	$2.91
Granted	301,850	3.72	441,000	3.80	725,750	6.20
Cancelled	(227,794)	4.55	(91,826)	5.46	(106,368)	4.62
Exercised	(203,262)	1.93	(65,912)	1.54	(465,330)	2.01

Ending balance	1,879,630	$4.48	2,008,836	$4.34	1,725,574	$4.43

Exercisable	1,089,137	$4.25	866,478	$3.89	471,712	$3.52

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10) STOCK OPTIONS AND WARRANTS—(CONTINUED)

For various price ranges, information for options outstanding and exercisable at December 31, 2004 was as follows:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 0.94 - 1.56	37,656	6.08	$1.34	31,718	$1.37
1.76 - 2.38	295,382	5.12	2.10	256,907	2.11
2.50 - 3.40	309,138	7.08	2.91	216,799	2.85
3.72 - 5.03	645,428	8.60	4.05	241,345	4.32
5.18 - 7.50	478,526	7.18	6.54	292,868	6.54
7.70 - 13.13	113,500	4.30	9.74	49,500	9.40

$ 0.94 - 13.13	1,879,630	7.13	$4.48	1,089,137	$4.25

(b) Warrants

The following table summarizes our warrant activity:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2001 and 2002	103,329	$2.69
Exercised	(83,329)	2.15

Balance, December 31, 2003 and 2004	20,000	$4.94

Exercisable, December 31, 2004	20,000	$4.94

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

A total of 275,000 common shares have been reserved for issuance under the ESPP, as amended. The 2001 ESPP has substantially the same terms and conditions as the 1997 ESPP, which was terminated as of June 7, 2001. Employees purchased 58,134, 52,669 and 68,721 shares of common stock under the 2001 ESPP during the years ended December 31, 2004, 2003 and 2002, respectively. The average purchase prices for total ESPP shares acquired were $3.56, $2.94 and $2.97 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there were 70,385 shares available for issuance under the ESPP, as amended.

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11) RELATED PARTY TRANSACTIONS

Pursuant to the terms of an exclusive license agreement with Children’s Medical Center Corporation (“CMCC”), we pay royalties on sales of our CardioSEAL® and STARFlex® products to CMCC. James E. Lock, M.D., a member of our Board of Directors and an affiliate of CMCC, receives from CMCC a portion of these royalties.

In connection with certain consulting services provided by Fletcher Spaght, Inc. (“Fletcher Spaght”) to the Company, we extended the exercise period of the warrant, dated July 1, 1998, issued to Fletcher Spaght for the purchase of 83,329 shares of common stock, from February 14, 2001 to February 14, 2003. In connection with this extension, we incurred a one-time charge to earnings of $57,673 during the year ended December 31, 2001. In connection with this charge, Fletcher Spaght issued a note in favor of the Company in the amount of $57,673, bearing interest at 5% per annum, and payable on or before February 14, 2003. On January 20, 2003, Fletcher Spaght exercised this warrant and repaid in full the remaining balance of the note. R. John Fletcher, a former member of our Board of Directors, is currently the Chief Executive Officer and a significant stockholder of Fletcher Spaght.

(12) ACCRUED EXPENSES

Accrued expenses consisted of the following:

	At December 31,
	2004	2003
Payroll and payroll related	$675,858	$1,070,476
Royalties	863,626	1,018,604
Clinical trials	1,708,976	796,680
Professional Fees	565,278	466,305
Taxes	131,049	452,958
Other accrued expenses	364,799	305,502

	$4,309,586	$4,110,525

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Revenues by destination country for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
United States	$17,567,000	$19,137,000	$22,368,000
Germany	1,671,000	1,658,000	1,135,000
Other	2,222,024	2,166,359	1,455,625

	$21,460,024	$22,961,359	$24,958,625

Net book value of long-lived assets by country at December 31, 2004 and 2003 were as follows:

	2004	2003
United States	$773,949	$763,057
Other	16,412	18,751

	$790,361	$781,808

NMT MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14) VALUATION OF QUALIFYING ACCOUNTS

The following table sets forth the activity in our allowance for doubtful accounts and sales returns:

	For the Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$385,000	$265,000	$566,000
Provision for bad debt and sales returns adjustments	—	392,000	(42,000)
Write-offs and returns	(6,850)	(272,000)	(259,000)

Balance at end of period	$378,150	$385,000	$265,000

(15) LEGAL PROCEEDINGS

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcomes.

In September 2004, we and the Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. The court has entered a pre-trial order providing for the case to be ready for trial on March 1, 2006.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.2 million based upon the exchange rate at December 31, 2004). In connection with our sale of the neurosciences business unit to Integra LifeSciences Holding Corporation (“Integra”) in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.1 million based upon the exchange rate at December 31, 2004). Pursuant to the terms of a settlement agreement with Elekta AB (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta. We have been conducting discussions with the French tax authorities and anticipate resolution of this issue during 2005.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corp. (“AGA”) alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

Other than as described above, we have no material pending legal proceedings.

EXHIBIT INDEX

Exhibit No.
2.1(2)	Asset Purchase Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (12)

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Company and Integra LifeSciences Corporation. (13)

3.1	Second Amended and Restated Certificate of Incorporation. (4)

3.2	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the office of the Secretary of State of the State of Delaware on June 3, 1999. (8)

3.3	Amended and Restated By-laws. (1)

4.1	Form of Common Stock Certificate. (1)

4.2	Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit A, the form of Certificate of Designation, as Exhibit B the form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock. (7)

10.1	Stock Purchase Agreement by and among the Company, Whitney Equity Partners, L.P., Boston Scientific Corporation, David J. Morrison, Corporate Decisions, Inc., dated as of February 16, 1996. (1)

10.2	Agreement and Plan of Merger by and among the Company, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996. (1)

10.3	License and Development Agreement by and between the Company and Boston Scientific Corporation, dated as of November 22, 1994. (1)

10.4(2)	Technology Purchase Agreement by and between the Company and Morris Simon, M.D., dated as of April 14, 1987. (1)

10.5	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995. (1)

10.6	Stock Transfer Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995. (1)

10.7(2)	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.8	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated June 19, 1995. (1)

10.9	Assignment Agreement by and between the Company and The Beth Israel Hospital Association, dated June 30, 1994. (1)

10.10(2)	License Agreement by and between the Company and Lloyd A. Marks, dated as of April 15, 1996. (1)

10.11	Agreement of Lease by and between the Company and the Trustees of Wormwood Realty, dated as of May 8, 1996. (1)

10.12	Company 1994 Stock Option Plan. (1)(**)

10.13	Company 1996 Stock Option Plan. (1)(**)

10.14	Amendment No. 1 to 1996 Stock Option Plan. (4)(**)

10.15	Company 1996 Stock Option Plan for Non-Employee Directors, as amended. (15)(**)

10.16	Company 1998 Stock Incentive Plan (4)(**)

10.17	Company 2001 Stock Incentive Plan, as amended (16)(**)

10.18	Company 2001 Employee Stock Purchase Plan, as amended (15)(**)

10.19	Common Stock Purchase Warrant No. BBH-1. (10)

10.20	License Agreement, dated as of October 2000, by and between the Company and Children’s Medical Center Corporation. (11)

10.21(2)	Royalty Agreement, dated as of October 19, 2001, between the Company and C. R. Bard, Inc. (12)

10.22	Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

Exhibit No.
10.23	Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (1)

10.24	Amendment No. 1, dated July 1, 1998 to the Registration Rights Agreement by and between the Company and Fletcher Spaght, Inc., dated as of February 14, 1996. (9)

10.25	Registration Rights Agreement by and between the Company and Thomas M. Tully, dated as of February 13, 1996. (1)

10.26	Form of Registration Rights Agreement between the Company and certain of its existing stockholders, dated as of February 14, 1996. (1)

10.27	Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co., dated as of July 8, 1998. (3)

10.28	Registration Rights Agreement entered into by and among the Company and Morris Simon, M.D., dated February 27, 1998. (5)

10.29	Registration Rights Agreement dated as of March 30, 1999 by and among the Company and the individuals listed on Schedule A thereto. (6)

10.30	Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Equity Partners, Boston Scientific Corporation, David J. Morrison and Corporate Decisions, Inc. of February 16, 1996. (6)

10.31	Amendment No. 1 dated as of March 30, 1999 to Registration Rights Agreement among the Company, Whitney Subordinated Debt Fund, L.P. and J.H. Whitney & Co. of July 8, 1998. (6)

10.32	Stock Option Agreement evidencing grant by the Company to John Ahern, dated as of September 21, 2000. (14)(**)

10.33(2)	Amended and Restated Employment Agreement by and between the Company and John E. Ahern, dated as of December 31, 2002. (14)(**)

10.34	Amendment dated as of December 31, 2002 to Stock Option Agreement evidencing grant by the Company to John E. Ahern of September 21, 2000. (14)(**)

10.35	Stock Option Agreement evidencing grant by the Company to John E. Ahern, dated as of December 31, 2002. (14) (**)

10.36(2)	Amendment No.1 dated as of April 28, 2003 to Employment Agreement by and between the Company and Richard E. Davis, dated as of February 14, 2000. (14)(**)

10.37(2)	Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated as of May 20, 2004. (16)(**)

10.38	Incentive Stock Option Agreement evidencing grant by the Company to Richard E. Davis, dated as of September 21, 2004. (17)(**)

10.39	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan, as amended. (18)(**)

10.40	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan. (18)(**)

10.41	Form of Incentive Stock Option Letter Agreement Under 1996 Stock Option Plan. (18)(**)

10.42	Form of Nonstatutory Stock Option Letter Agreement Under 1996 Stock Option Plan For Non-Employee Directors, as amended. (18)(**)

10.43	Summary of compensation arrangement applicable to the Company’s Board of Directors. Filed herewith. (**)

10.44	Summary of compensation arrangement applicable to the Company’s named executive officers. Filed herewith. (**)

14.1	Code of Business Conduct and Ethics of the Company. (19)

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-06463).
(2)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
(3)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 8, 1998 (File No. 000-21001).
(4)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-21001).
(5)	Incorporated by reference to Exhibits to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998 (File No. 000-21001).
(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 000-21001).
(7)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated June 7, 1999 (File No. 000-21001).
(8)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-21001).
(9)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-21001).
(10)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-21001).
(11)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-21001).
(12)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 5, 2001 (File No. 000-21001).
(13)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated July 31, 2002 (File No. 000-21001).
(14)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (File No. 000-21001).
(15)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-21001).
(16)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-21001).
(17)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated September 21, 2004 (File No. 000-21001).
(18)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-21001).
(19)	Incorporated by reference to Exhibits to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 (File No. 000-21001).
(**)	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.