Form 10-Q
period 2005-03-31
NMT MEDICAL INC
filed 2005-05-12
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

As of May 9, 2005, there were 12,288,646 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	At March 31, 2005	At December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,501,982	$9,338,208
Marketable securities	22,432,305	24,919,460
Restricted cash	1,122,200	1,122,200
Accounts receivable, net of reserves of $378,403	2,171,210	1,776,605
Inventories	2,329,277	2,523,062
Prepaid expenses and other current assets	2,812,706	2,864,600

Total current assets	42,369,680	42,544,135

Property and equipment, net	727,312	790,361

Other assets	21,940	29,263

	$43,118,932	$43,363,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,432,550	$1,682,272
Accrued expenses	4,330,249	4,309,586
Discontinued operations liabilities	500,000	500,000

Total current liabilities	7,262,799	6,491,858

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,251,917 shares in 2005 and 12,176,183 in 2004	12,252	12,176
Additional paid-in capital	46,639,557	46,093,075
Less treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(176,402)	(152,596)
Accumulated deficit	(10,499,674)	(8,961,154)

Total stockholders’ equity	35,856,133	36,871,901

	$43,118,932	$43,363,759

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$4,125,239	$4,781,025
Net royalty income	1,144,500	861,125

Total revenues	5,269,739	5,642,150

Costs and Expenses:
Cost of product sales	1,178,523	1,129,409
Research and development	2,843,774	2,024,591
General and administrative	1,484,508	1,296,324
Selling and marketing	1,416,474	1,543,771

Total costs and expenses	6,923,279	5,994,095

Loss from operations	(1,653,540)	(351,945)

Other Income (Expense):
Interest income, net	170,643	133,995
Foreign currency transaction loss	(55,623)	(8,965)

Total other income, net	115,020	125,030

Net loss	$(1,538,520)	$(226,915)

Net loss per common share:
Basic and Diluted	$(0.13)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	12,154,721	11,917,708

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,538,520)	$(226,915)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	229,254	85,891
Stock-based employee compensation	335,219	47,564
Changes in assets and liabilities —
Accounts receivable	(394,605)	394,165
Inventories	193,785	(249,281)
Prepaid expenses and other current assets	51,894	(525,108)
Accounts payable	750,278	557,747
Accrued expenses	20,663	(733,850)

Net cash used in operating activities	(352,032)	(649,787)

Cash flows from investing activities:
Purchases of property and equipment	(13,168)	(60,627)
Purchases of marketable securities	(1,857,365)	(1,193,764)
Proceeds from maturities of marketable securities	4,175,000	—

Net cash provided by (used in) investing activities	2,304,467	(1,254,391)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	115,857	181,785
Proceeds from issuance of common stock pursuant to employee stock purchase plan	95,482	113,036

Net cash provided by financing activities	211,339	294,821

Net increase (decrease) in cash and cash equivalents	2,163,774	(1,609,357)
Cash and cash equivalents, beginning of period	9,338,208	28,724,767

Cash and cash equivalents, end of period	$11,501,982	$27,115,410

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$896

Income taxes	$—	$465,000

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Operations

We design, develop and market proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other potential brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (“PFO”) and brain attacks such as migraine headaches, stroke, and transient ischemic attacks (“TIA”). A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. We are a leader in designing and developing implants to seal the PFO defect in a minimally invasive, catheter-based procedure performed by an interventional cardiologist.

2. Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

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

The following table illustrates the pro forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For The Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,538,520)	$(226,915)
Add: Stock-based employee compensation included in net loss as reported	335,219	47,564
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(283,721)	(327,483)

Pro forma net loss	$(1,487,022)	$(506,834)

Basic and Diluted net loss per common share:
As reported	$(0.13)	$(0.02)

Pro forma	$(0.12)	$(0.04)

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants generally vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the proforma effects of applying SFAS No. 123 for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the effects expected in future periods.

4. Cash, Cash Equivalents and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at March 31, 2005 consisted of approximately $22.4 million of debt instruments with maturities ranging from April 2005 to November 2006. Approximately $176,000 of accumulated unrealized losses were recorded at March 31, 2005 as a component of accumulated other comprehensive loss. Accrued interest receivable of approximately $225,000 and $357,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, we had a certificate of deposit of approximately $1.1 million that was restricted to collateralize a bank guarantee issued in October 2004 in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment (see Note 9).

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2005	At December 31, 2004
Raw materials and work-in-process	$1,119,466	$1,165,310
Finished goods	1,209,811	1,357,752

	$2,329,277	$2,523,062

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties.

7. Net Loss per Common and Common Equivalent Share

Basic and diluted net loss per share were presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. Options and warrants to purchase a total of 1,807,553 and 1,932,970 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three-month periods ended March 31, 2005 and 2004, respectively, because they were not dilutive.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Comprehensive (Loss) Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive (loss) income and its components in consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For The Three Months Ended March 31,
	2005	2004
Net loss	$(1,538,520)	$(226,915)
Unrealized loss on marketable securities	(23,806)	(3,000)

Net comprehensive loss	$(1,562,326)	$(229,915)

Accumulated other comprehensive loss consists entirely of unrealized losses on marketable securities.

9. Commitments and Contingencies

(a) Litigation

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcomes.

In September 2004, we and Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. The court has entered a pre-trial order providing for the case to be ready for trial on March 1, 2006.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.2 million based upon the exchange rate at March 31, 2005). In connection with our sale of the neurosciences business unit to Integra Life Sciences Holding Corporation (“Integra”) in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.1 million based upon the exchange rate at March 31, 2005). Pursuant to the terms of a settlement agreement with Elekta AB (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta. We have been conducting discussions with the French tax authorities and anticipate resolution of this issue during the second quarter of 2005.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corporation (“AGA”) alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Commitments and Contingencies (continued)

our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for our MIST study, the first prospective, randomized, double-blinded study using our proprietary STARFlex® septal repair implant technology to evaluate a possible connection between transcatheter PFO closure and migraine headaches. MIST is a multi-center study involving approximately 15 centers, with an expected enrollment of fewer than 200 migraine patients with aura, who have a PFO and who will be randomized to either PFO closure with our STARFlex® implant or a control arm. We currently expect to complete patient enrollment by the end of the second quarter of 2005, with a follow-up evaluation over a six-month period. We currently estimate total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $3.5 - $4.0 million. Of this total, approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.5 million, of which approximately $650,000 was incurred during the three months ended March 31, 2005.

CLOSURE I

In June 2003, the U.S. Food and Drug Administration (“FDA”) approved our investigational device exemption clinical trial comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Although patient enrollment has progressed much slower than anticipated, we are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $3.7 million and $2.5 million of costs were incurred in 2004 and 2003, respectively. We currently project 2005 costs to approximate $4.0 - $4.5 million, of which approximately $790,000 was incurred in the three months ended March 31, 2005. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes”, “anticipates”, “plans”, “expects” and similar expressions. Forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Certain Factors That May Affect Future Results”.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, legal contingencies and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to our critical accounting policies as of March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended March 31,				Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	%	2004	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,125	78.3%	$4,781	84.7%	$(656)	(13.7)%
Net royalty income	1,145	21.7%	861	15.3%	284	33.0%

Total revenues	5,270	100.0%	5,642	100.0%	(372)	(6.6)%

Costs and expenses:
Cost of product sales	1,179	28.6%	1,129	23.6%	50	4.4%
Research and development	2,844	54.0%	2,025	35.9%	819	40.4%
General and administrative	1,485	28.2%	1,296	23.0%	189	14.6%
Selling and marketing	1,416	26.9%	1,544	27.4%	(128)	(8.3)%

Total costs and expenses	6,924	131.4%	5,994	106.2%	930	15.5%

Loss from operations	(1,654)	(31.4)%	(352)	(6.2)%	(1,302)	369.9%

Other Income (Expense):
Interest income, net	171	3.2%	134	2.4%	37	27.6%
Foreign currency transaction loss	(56)	(1.1)%	(9)	(0.2)%	(47)	522.2%

Total other income, net	115	2.2%	125	2.2%	(10)	(8.0)%

Net loss	$(1,539)	(29.2)%	$(227)	(4.0)%	$(1,312)	578.0%

Revenues. Total revenues for the three months ended March 31, 2005 and 2004 were as follows:

	For The Three Months Ended March 31,		Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	2004
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,296	$3,831	$(535)	(14.0)%
Europe	829	860	(31)	(3.6)%

	4,125	4,691	(566)	(12.1)%
Other	—	90	(90)	(100.0)%

Total product sales	4,125	4,781	(656)	(13.7)%

Net royalty income:
Bard	1,100	769	331	43.0%
BSC	45	92	(47)	(51.1)%

Total net royalty income	1,145	861	284	33.0%

Total revenues	$5,270	$5,642	$(372)	(6.6)%

The decrease in CardioSEAL® and STARFlex® product sales was predominantly related to North American operations. Management believes that U.S. sales continued to be impacted by the environment of stricter end-user adherence to Humanitarian Device Exemption (“HDE”) guidelines, specifically related to off-label procedures. Although European unit sales were flat, the slight decrease in product sales was primarily due to a higher proportion of distributor versus direct sales for the three months ended March 31, 2005 compared to 2004. European sales represented approximately 20.1% and 18.3% of total CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2005 and 2004, respectively.

In the current regulatory environment, management anticipates an approximate 3% - 5% increase in CardioSEAL® and STARFlex® product sales for the full year 2005 compared to 2004, with European sales projected to approximate slightly greater than 20% of the total. We believe that this increase will result primarily from an anticipated demonstration of clinical relevance of PFO closure in certain patients in Europe and the absence of any further erosion in U.S. sales from the stricter adherence to HDE guidelines referred to above. It is uncertain if, and to what extent, the completion of enrollment in MIST and our anticipated increase in CLOSURE I patient enrollment in 2005 will affect the level of sales. Additionally, continued weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales.

The increase in net royalty income was directly attributable to Bard’s sales of its Recovery™ Filter (“RNF”) product, for which it received FDA regulatory approval for commercial sale and use as of December 31, 2002. The net royalty income from Bard was recorded net of approximately $400,000 of royalties payable to the original inventor of the Simon Nitinol Filter (“SNF”) and RNF products. Although we currently anticipate that net royalties earned from Bard will increase slightly for the full year 2005 compared to 2004 levels, that result is largely dependent upon continued market acceptance and penetration of their RNF product. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased from 2004 to 2005. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2004 levels.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, was primarily due to 2005 production volumes below normalized plant capacity levels. As a result, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of the standard inventory unit costs, but instead were charged to cost of product sales in the period incurred. In addition, the increase was impacted by a lower European average selling price in 2005, which was due to the combination of a higher proportion of distributor versus direct sales, partially offset by the favorable effect of the weakening U.S dollar. For the full year 2005, we currently expect cost of product sales as a percentage of total product sales to be approximately 30%, compared to approximately 26% for fiscal 2004, primarily as a result of production volumes below normalized plant capacity levels. Included in cost of product sales were royalty expenses of approximately $407,000 and $461,000 for the three months ended March 31, 2005 and 2004, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $650,000 of costs related to our MIST study, which commenced during the second half of 2004; and (ii) increased legal fees of approximately $106,000 associated with patent research and infringement claims. CLOSURE I costs included in research and development expense decreased by approximately $30,000 to approximately $790,000 for the three months ended March 31, 2005 compared to approximately $820,000 in the comparable period of 2004.

We currently expect 2005 research and development expense to increase to approximately $16.8 million compared to approximately $9.0 million in 2004, an approximate 87% increase, primarily attributable to (i) the ongoing MIST study, for which patient enrollment is expected to be completed during the second quarter of 2005; (ii) commencement of a clinical trial for BioSTAR™, our fifth generation implant technology; (iii) securing approval for and commencing a MIST IDE clinical trial in the U.S.; (iv) prosecution of existing patent infringement claims; and (v) increases in personnel costs. We currently expect total costs for the current MIST study to be in the range of $3.5 - $4.0 million through completion in early 2006, of which approximately $2.5 million is currently expected to be incurred during 2005. We continue to estimate total CLOSURE I costs of approximately $24 million through the end of the clinical trial and submission to the FDA. Of this total, approximately $6.0 million of research and development expense has been incurred through the end of 2004, and we currently estimate 2005 costs to be approximately $4.0 - $4.5 million, largely dependent upon the rate of patient enrollment. We currently expect research and development expense as a percentage of total revenues to be approximately 75% for fiscal year 2005 compared to 42% in 2004.

General and Administrative. The increase in general and administrative expense was primarily attributable to an approximate $288,000 increase in stock-based compensation associated with our 2001 stock option re-pricing, partially offset by an approximate $58,000 reduction in corporate legal fees. Additional stock-based compensation, if any, associated with our 2001 stock option re-pricing, will be completed in April 2005. General and administrative expense is currently expected to increase by approximately 5% in fiscal year 2005 compared to 2004, primarily related to increased personnel costs and professional fees necessary to comply with increased corporate governance requirements of the Sarbanes-Oxley Act. We currently expect general and administrative expense as a percentage of total revenues to be approximately 24% for fiscal 2005 compared to 23.6% in 2004.

Selling and Marketing. The decrease in selling and marketing expense was primarily attributable to (i) reduced travel expense of approximately $60,000 and (ii) the non-recurrence of approximately $80,000 of 2004 costs associated with our collaboration with the National Stroke Association to promote market awareness of the potential relationship between PFO and recurrent stroke. The weakening of the U.S. dollar during 2005 compared to the comparable period of 2004 had the effect of increasing operating expenses of our European subsidiaries by approximately $15,000. We currently expect total selling and marketing expense to increase by approximately 16% for fiscal 2005 compared to 2004, primarily related to higher sales-based commissions and planned sales and marketing efforts during the second half of 2005 in anticipation of increased sales in Europe.

Interest Income. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to the increasing percentage of marketable securities versus cash equivalents in 2005 compared to 2004. We currently expect full year 2005 interest income to be flat compared to 2004 due to the offsetting effects of (i) incrementally higher interest rate yields and (ii) a projected 2005 net reduction in cash equivalent and marketable securities balances of approximately $10 million to fund our MIST, CLOSURE I and BioSTAR™ studies and other research and development initiatives.

Income Tax Provision.We recorded no income tax provision for each of the three-month periods ended March 31, 2005 and 2004 on the basis that our planned investments in MIST and CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we currently expect a nominal income tax provision, if any, for the year ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash, equivalents, marketable securities and restricted cash	$35,056	$36,306
Net cash used in operating activities	(352)	(650)
Net cash provided by (used in) investing activities	2,304	(1,254)
Net cash provided by financing activities	211	295

Net Cash Used in Operating Activities:

Net cash used in operating activities for the three months ended March 31, 2005 totaled approximately $352,000 and consisted of a net loss of approximately $1.5 million, offset by (i) net decreases in working capital requirements of approximately $622,000; and (ii) various non-cash charges to operations of approximately $564,000.

The non-cash charges of approximately $564,000 during the three months ended March 31, 2005 consisted of (i) stock-based compensation, principally related to our stock option re-pricing in 2001; (ii) amortization of bond premium; and (iii) depreciation of property and equipment.

The primary elements of the $622,000 net decrease in working capital during the three months ended March 31, 2005 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $395,000, primarily due to an increase of approximately $330,000 in total product sales for the three months ended March 31, 2005 compared to the three months ended December 31, 2004.

(b)	Our inventories decreased by approximately $194,000 during the three months ended March 31, 2005, primarily due to planned reductions in production volumes.

(c)	Prepaid expenses and other current assets decreased by approximately $52,000. The decrease consisted of (i) a $96,000 reduction of prepaid insurance balances for the policy year ending June 30, 2005; (ii) a $132,000 reduction in accrued interest receivable on interest-bearing investments; and (iii) an approximate $35,000 reduction in royalties earned and due from Bard for the three months ended March 31, 2005 compared to the fourth quarter of 2004, partially offset by increases in prepaid expense items of approximately (i) $79,000 related to annual director and NASDAQ fees; (ii) $66,000 related to the MIST study; and (iii) $80,000 related to future marketing events.

(d)	Current liabilities increased by approximately $771,000, primarily related to increases in accounts payable and accrued expenses related to the MIST and CLOSURE I studies.

Net Cash Provided By (Used) In Investing Activities

Net cash provided by investing activities of approximately $2.3 million during the three months ended March 31, 2005 consisted primarily of approximately $4.2 million of proceeds from maturities of marketable securities, offset by approximately $1.9 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $13,000 during the three months ended March 31, 2005. This compared to net cash used in investing activities of approximately $1.3 million during the three months ended March 31, 2004, which consisted of approximately $1.2 million of purchases of marketable securities and approximately $61,000 of purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $211,000 and $295,000 for the three months ended March 31, 2005 and 2004, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of MIST and CLOSURE I and the planned BioSTAR™ study, we currently expect to incur operating losses at least through 2005 and into 2006. The total cost of our MIST study is currently estimated to be approximately $3.5 - $4.0 million through early 2006, at which time full data analysis is expected to be completed. Of this amount, approximately $900,000 was incurred in 2004 and we currently expect to incur approximately $2.5 million in 2005. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, approximately $6.2 million was incurred through 2004 and we currently expect to incur approximately $4.0 - $4.5 million in 2005, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $400,000 during 2005, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, marketable securities and restricted cash balances of approximately $35.1 million at March 31, 2005 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, we expect that the aggregate of cash, cash equivalents, marketable securities and restricted cash will approximate $25 - $26 million at the end of 2005.

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study is designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. We currently expect patient enrollment to be completed by the end of the second quarter of 2005, with a follow-up evaluation over a six-month period. We currently estimate the total costs of MIST, including third party contracts, agreements with clinical sites and other service providers, to be approximately $3.5-$4.0 million. We cannot be certain that this prospective, randomized, controlled study will confirm clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our proprietary technology in treating this condition. Even if we achieve positive results, we cannot be certain of the timing or the costs of obtaining required FDA approvals in order to market our STARFlex® technology in the U.S. to treat migraines.

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

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HDE APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either: (a) the PMA granted by the FDA in December 2001 covering the VSD indication or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. To the extent that we believe that PFO is the much larger market opportunity, a majority of our U.S sales are made under the PFO HDE. If the first PMA for the PFO indication were to be granted by the FDA to one of our competitors, our HDE approval for PFO would be deactivated by the FDA. Such a loss of our PFO HDE would cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited, including our ability to complete the CLOSURE I clinical trial that is required to apply for a PFO PMA.

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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2011 to 2019. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the fiscal year ended December 31, 2004, net royalty income increased more than 200% compared to the fiscal year ended December 31, 2003. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 19.5% for the fiscal year ended December 31, 2004 and to approximately 21.7% for the three months ended March 31, 2005. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002, and decreases in our product sales. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon current guidelines, we must include in our fiscal 2006 annual report on Form 10-K (or our fiscal 2005 annual report on Form 10-K if we are deemed to be an accelerated filer as of June 30, 2005), including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent registered public accountant’s attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for ultimate presentation to and review by our independent registered public accountants. While we believe our internal controls over financial reporting are adequate, there can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected, and we would potentially be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission (the “SEC”) or The NASDAQ National Market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005 and December 31, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. Government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

We are subject to market risk in the form of foreign currency risk. We denominate certain product sales and operating expenses in non-U.S. currencies, resulting in exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial condition.

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of these foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the Reassessment. The French authorities are seeking back taxes, interest and penalties in excess of FF 11 million, which is the currency in which the assessment was made (approximately $2.2 million based upon the exchange rate at December 31, 2004). In connection with our sale of the neurosciences business unit to Integra in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.1 million based upon the exchange rate at March 31, 2005). Pursuant to the terms of a settlement agreement with Elekta AB (“Elekta”), completed in early 2002, a portion of any resulting tax claim may be recoverable from Elekta. We have been conducting discussions with the French tax authorities and anticipate resolution of this issue during the second quarter of 2005.

On March 22, 1999, we filed a patent infringement suit in the Court against AGA alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

Other than as described above, we have no material pending legal proceedings.

ITEM 6. EXHIBITS

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

NMT MEDICAL, INC.

Date: May 12, 2005	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.