Form 10-Q
period 2005-06-30
NMT MEDICAL INC
filed 2005-08-05
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

As of August 2, 2005, there were 12,369,145 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,709,255	$9,338,208
Marketable securities	20,059,937	24,919,460
Restricted cash	1,122,200	1,122,200
Accounts receivable, net of reserves of $369,984 in 2005 and $378,403 in 2004	2,734,892	1,776,605
Inventories	2,109,094	2,523,062
Prepaid expenses and other current assets	2,654,119	2,864,600

Total current assets	42,389,497	42,544,135

Property and equipment, net	701,579	790,361

Other assets	14,617	29,263

	$43,105,693	$43,363,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,246,301	$1,682,272
Accrued expenses	5,489,512	4,309,586
Discontinued operations liabilities	324,267	500,000

Total current liabilities	8,060,080	6,491,858

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,403,895 shares in 2005 and 12,176,183 in 2004	12,404	12,176
Additional paid-in capital	47,303,063	46,093,075
Less: treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(122,750)	(152,596)
Accumulated deficit	(12,027,504)	(8,961,154)

Total stockholders’ equity	35,045,613	36,871,901

	$43,105,693	$43,363,759

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$5,163,912	$4,755,962	$9,289,151	$9,536,987
Net royalty income	1,188,025	1,017,564	2,332,525	1,878,689

Total revenues	6,351,937	5,773,526	11,621,676	11,415,676

Expenses:
Cost of product sales	1,479,152	1,268,159	2,657,675	2,397,568
Research and development	3,857,234	2,066,792	6,701,008	4,091,383
General and administrative	1,160,517	1,217,723	2,645,025	2,514,047
Selling and marketing	1,628,861	1,466,766	3,045,335	3,010,537

Total costs and expenses	8,125,764	6,019,440	15,049,043	12,013,535

Loss from operations	(1,773,827)	(245,914)	(3,427,367)	(597,859)

Other Income (Expense):
Interest income, net	192,152	120,672	362,795	254,667
Foreign currency transaction loss	(36,842)	(4,031)	(92,465)	(12,996)

Total other income, net	155,310	116,641	270,330	241,671

Loss from continuing operations	(1,618,517)	(129,273)	(3,157,037)	(356,188)

Income from discontinued operations	90,687	—	90,687	—

Net loss	$(1,527,830)	$(129,273)	$(3,066,350)	$(356,188)

Net loss per common share:
Continuing operations	$(0.13)	$(0.01)	$(0.26)	$(0.03)
Discontinued operations	0.01	—	0.01	—

Net loss	$(0.12)	$(0.01)	$(0.25)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	12,293,196	12,019,094	12,224,341	11,968,401

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,066,350)	$(356,188)
Income from discontinued operations	(90,687)	—

Loss from continuing operations	(3,157,037)	(356,188)

Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	468,187	307,697
Stock-based employee compensation	257,188	(36,036)
Changes in assets and liabilities —
Accounts receivable	(958,287)	316,129
Inventories	413,968	(275,156)
Prepaid expenses and other current assets	150,435	(695,941)
Accounts payable	564,029	866,854
Accrued expenses	1,154,926	(741,974)

Net cash used in operating activities	(1,106,591)	(614,615)

Cash flows from investing activities:
Purchases of property and equipment	(65,672)	(307,885)
Purchases of marketable securities	(3,959,718)	(19,447,467)
Proceeds from maturities of marketable securities	8,550,000	8,000,000

Net cash provided by (used in) investing activities	4,524,610	(11,755,352)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	857,546	287,564
Proceeds from issuance of common stock pursuant to employee stock purchase plan	95,482	113,036

Net cash provided by financing activities	953,028	400,600

Net increase (decrease) in cash and cash equivalents	4,371,047	(11,969,367)
Cash and cash equivalents, beginning of period	9,338,208	28,724,767

Cash and cash equivalents, end of period	$13,709,255	$16,755,400

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$911

Income taxes	$—	$465,000

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Operations

We are an advanced medical techology company that designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (“PFO”) and brain attacks such as migraine headaches, stroke and transient ischemic attacks (“TIA”). A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. We are a leader in designing and developing implants to seal the PFO defect in a minimally invasive, catheter-based procedure performed by an interventional cardiologist.

2. Interim Financial Statements

The accompanying consolidated financial statements at June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,527,830)	$(129,273)	$(3,066,350)	$(356,188)
Add: Stock-based employee compensation included in net loss as reported	(78,031)	(83,600)	257,188	(36,036)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(264,881)	(309,663)	(548,602)	(637,146)

Pro forma net loss	$(1,870,742)	$(522,536)	$(3,357,764)	$(1,029,370)

Basic and Diluted net loss per common share:
As reported	$(0.12)	$(0.01)	$(0.25)	$(0.03)

Pro forma	$(0.15)	$(0.04)	$(0.27)	$(0.09)

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants generally vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the pro forma effects of applying SFAS No. 123 for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the effects expected in future periods. See Note 10 for a discussion of certain recent accounting developments relating to stock-based compensation.

4. Cash, Cash Equivalents and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at June 30, 2005 consisted of approximately $20.1 million of debt instruments with maturities ranging from July 2005 to November 2006. Approximately $123,000 of accumulated unrealized losses were recorded at June 30, 2005 as a component of accumulated other comprehensive loss. Accrued interest receivable of approximately $368,000 and $357,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005, we had a certificate of deposit of approximately $1.1 million that was restricted to collateralize a bank guarantee issued in October 2004 in favor of the French tax authorities in connection with the Company’s appeal of a tax assessment. In connection with the final settlement of the tax assessment in July 2005, the bank guarantee will be released and the $1.1 million cash collateral balance will no longer be restricted (see Note 7).

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2005	At December 31, 2004
Raw materials and work-in-process	$1,111,358	$1,165,310
Finished goods	997,736	1,357,752

	$2,109,094	$2,523,062

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties.

7. Discontinued Operations

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit, which was sold in 2002 to Integra LifeSciences Holding Corporation (“Integra”). Pursuant to an indemnification agreement, we paid $324,267 to Integra, which amount was net of a previous deposit payment of approximately $60,000. In connection with this settlement, we recorded income from discontinued operations of $90,687 for the three months ended June 30, 2005.

8. Net Loss per Common and Common Equivalent Share

Basic and diluted net loss per common share were presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share were determined by dividing net loss by

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Net Loss per Common and Common Equivalent Share (continued)

the weighted average common shares outstanding during the periods presented. Options and warrants to purchase a total of 1,744,690 and 1,798,596 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2005 and 2004, respectively, because they were not dilutive.

9. Comprehensive (Loss) Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and disclosing comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(1,527,830)	$(129,273)	$(3,066,350)	$(356,188)
Unrealized gain (loss) on marketable securities	53,652	(182,633)	29,846	(185,280)

Net comprehensive loss	$(1,474,178)	$(311,906)	$(3,036,504)	$(541,468)

The accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized losses on marketable securities.

10. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Recent Accounting Pronouncements (continued)

levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

11. Commitments and Contingencies

(a) Litigation

In September 2004, we and Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is manufacturing, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. The court has entered a pre-trial order providing for the case to be ready for trial on March 1, 2006.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corporation (“AGA”) alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

(b) Clinical Trials

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR™ Evaluation Study (BEST), a multi-center study designed to evaluate our new BioSTAR™ PFO closure technology. The study, for which patient enrollment was initiated in July 2005, represents the first in-human use of a bioresorbable collagen matrix incorporated on our STARFlex® platform. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 – $1.6 million, most of which is currently anticipated to be incurred in 2005. Of this total, approximately $160,000 was incurred during the six months ended June 30, 2005.

MIST

In November 2004, we received approval in the United Kingdom for our Migraine Intervention with STARFlex® Technology (MIST) study, the first prospective, randomized, double-blinded study using our proprietary STARFlex® septal repair technology to evaluate a possible connection between transcatheter PFO closure and migraine headaches. Study enrollment of 147 migraine headache patients with a PFO was completed in early July 2005. These patients will be subject to follow-up evaluation over a six-month period. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $3.7 - $4.0 million. Of this total, approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.7 million, of which approximately $1.9 million was incurred during the six months ended June 30, 2005.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (continued)

CLOSURE I

In June 2003, the U.S. Food and Drug Administration (“FDA”) approved our investigational device exemption (“IDE”) clinical trial comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Patient enrollment has progressed much slower than anticipated and we are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006, but full enrollment may take longer. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $3.7 million and $2.5 million of costs were incurred in 2004 and 2003, respectively. We currently estimate 2005 costs to be approximately $3.5 - $4.0 million, of which approximately $1.5 million was incurred in the six months ended June 30, 2005. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, legal contingencies and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to our critical accounting policies as of June 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended June 30,				Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	%	2004	%
	(In thousands, except percentages)
Revenues:
Product sales	$5,164	81.3%	$4,756	82.4%	$408	8.6%
Net royalty income	1,188	18.7%	1,018	17.6%	170	16.7%

Total revenues	6,352	100.0%	5,774	100.0%	578	10.0%

Costs and expenses:
Cost of product sales	1,479	28.6%	1,268	26.7%	211	16.6%
Research and development	3,857	60.7%	2,067	35.8%	1,790	86.6%
General and administrative	1,161	18.3%	1,218	21.1%	(57)	(4.7)%
Selling and marketing	1,629	25.6%	1,467	25.4%	162	11.0%

Total costs and expenses	8,126	127.9%	6,020	104.3%	2,106	35.0%

Loss from operations	(1,774)	(27.9)%	(246)	(4.3)%	(1,528)	621.1%

Other Income (Expense):
Interest income, net	192	3.0%	121	2.1%	71	58.7%
Foreign currency transaction loss	(37)	(0.6)%	(4)	(0.1)%	(33)	825.0%

Total other income, net	155	2.4%	117	2.0%	38	32.5%

Loss from continuing operations	(1,619)	(25.5)%	(129)	(2.2)%	(1,490)	1,155.0%

Income from discontinued operations	91	1.4%	—	—	91	—

Net loss	$(1,528)	(24.1)%	$(129)	(2.2)%	$(1,399)	1,084.5%

Revenues. Total revenues for the three months ended June 30, 2005 and 2004 were as follows:

	For The Three Months Ended June 30,		Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	2004
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$4,154	$3,794	$360	9.5%
Europe	1,010	898	112	12.5%

	5,164	4,692	472	10.1%
Other	—	64	(64)	(100.0)%

Total product sales	5,164	4,756	408	8.6%

Net royalty income:
Bard	1,150	938	212	22.6%
BSC	38	80	(42)	(52.5)%

Total net royalty income	1,188	1,018	170	16.7%

Total revenues	$6,352	$5,774	$578	10.0%

The approximate 10% increase in CardioSEAL® and STARFlex® product sales was attributable to both North American and European operations. Management believes that the impact on U.S. sales of stricter end-user adherence to Humanitarian Device Exemption (“HDE”) guidelines, specifically related to off-label procedures, has stabilized. The increase in European sales was attributable to higher direct sales. European sales represented approximately 19.6% and 19.1% of total CardioSEAL® and STARFlex® product sales for the three months ended June 30, 2005 and 2004, respectively.

In the current regulatory environment, management anticipates an approximate 3% - 5% increase in CardioSEAL® and STARFlex® product sales for the full year 2005 compared to 2004, with European sales projected to be approximately 20% of the total. We believe that this increase will result primarily from an anticipated demonstration of clinical relevance of PFO closure in certain patients in Europe and the absence of any further erosion in U.S. sales from the stricter adherence to HDE guidelines referred to above. It is uncertain if, and to what extent, the completed enrollment in MIST and the ongoing rate of CLOSURE I patient enrollment in 2005 will affect the level of sales. Additionally, continued weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales.

Higher net royalty income was directly attributable to increased sales by Bard of its Recovery™ Filter (“RNF”) product, for which it received FDA regulatory approval for commercial sale and use as of December 31, 2002. The royalty income from Bard was recorded net of approximately $400,000 of royalties payable to the original inventor of the Simon Nitinol Filter (“SNF”) and RNF products. Although we currently anticipate that net royalties earned from Bard will increase slightly for the full year 2005 compared to 2004 levels, that result is largely dependent upon continued market acceptance and penetration of Bard’s RNF product. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased from 2004 to 2005. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2004 levels.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, was primarily due to 2005 production volumes below normalized plant capacity levels. As a result, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of the standard inventory unit costs, but instead were charged to cost of product sales in the period incurred. This increase was slightly offset by by a higher European average selling price in 2005 resulting from a higher proportion of direct versus distributor sales and the favorable effect of the weakening U.S dollar. For the full year 2005, we currently expect cost of product sales as a percentage of total product sales to be approximately 30%, compared to approximately 26% for fiscal 2004, primarily as a result of production volumes below normalized plant capacity levels. Included in cost of product sales were royalty expenses of approximately $506,000 and $455,000 for the three months ended June 30, 2005 and 2004, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $1.2 million of costs related to our MIST study, for which patient enrollment was completed in early July 2005; (ii) approximately $150,000 of costs related to our BioSTAR™ clinical study, for which we received approval in June 2005 and initiated patient enrollment in July 2005; and (iii) increased legal fees of approximately $108,000 associated with patent research and infringement claims. CLOSURE I costs included in research and development expense totaled approximately $760,000 for each of the three-month periods ended June 30, 2005 and 2004.

We currently expect 2005 research and development expense to increase to approximately $17.1 million compared to approximately $9.0 million in 2004, an approximate 90% increase, primarily attributable to (i) the ongoing MIST study; (ii) commencement of the clinical study for BioSTAR™, our fifth generation implant technology; (iii) securing approval for and commencing a MIST IDE clinical trial in the U.S.; (iv) prosecution of existing patent infringement claims; and (v) investments in next generation PFO closure technologies. We currently expect total costs for the current MIST study to be in the range of $3.7 - $4.0 million through completion in early 2006, of which approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.7 million. We continue to estimate total CLOSURE I costs of approximately $24 million through the end of the clinical trial and submission to the FDA. Of this total, approximately $6.0 million of research and development expense was incurred through the end of 2004, and we currently estimate 2005 costs to be approximately $3.5 - $4.0 million, largely dependent upon the rate of patient enrollment. We currently estimate total costs for our BEST study to be in the range of $1.4 - $1.6 million, most of which is currently anticipated to be incurred in 2005. Of this total, approximately $160,000 was incurred during the six months ended June 30, 2005. We currently expect research and development expense as a percentage of total revenues to be approximately 77% for fiscal year 2005 compared to 42% in 2004.

General and Administrative. The decrease in general and administrative expense was primarily attributable to reduced corporate legal fees of approximately $72,000 and reduced insurance costs of approximately $50,000, partially offset by increased professional fees of approximately $95,000 principally related to increased corporate governance requirements of the Sarbanes-Oxley Act (“SOX”). As of June 30, 2005, we meet the Securities and Exchange Commission (“SEC”) definition of an accelerated filer. As a result, our independent registered public accountants will be required to provide their attestation of our certification of internal controls over financial reporting under Section 404 of SOX commencing for fiscal year 2005. General and administrative expense is currently expected to increase by approximately 5% in fiscal year 2005 compared to 2004, primarily related to (i) the aforementioned requirements of SOX and (ii) increased stock-based compensation related to our 2001 stock option re-pricing, which compensation was completed in the second quarter of 2005 coincident with the end of the four year vesting period of the underlying options. We currently expect general and administrative expense as a percentage of total revenues to remain relatively flat at approximately 24% for fiscal 2005 compared to 2004.

Selling and Marketing. The increase in selling and marketing expense was primarily attributable to (i) increased sales incentive compensation of approximately $135,000; (ii) increased headcount and related costs of approximately $69,000; and (iii) market research analysis costs of approximately $50,000; partially offset by (i) the non-recurrence of approximately $43,000 of 2004 costs associated with our collaboration with the National Stroke Association to promote market awareness of the potential relationship between PFO and recurrent stroke and (ii) reduced marketing program events of approximately $90,000. The weakening of the U.S. dollar during 2005 compared to the comparable period of 2004 had the effect of increasing operating expenses of our European subsidiaries by approximately $16,000. We currently expect total selling and marketing expense to increase by approximately 19% for fiscal 2005 compared to 2004, primarily related to higher sales-based commissions and planned sales and marketing efforts during the second half of 2005 in anticipation of increased sales in Europe. We currently expect selling and marketing expense as a percentage of total revenues to be approximately 29% for fiscal year 2005 compared to approximately 26% in 2004.

Interest Income. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increasing percentage of marketable securities versus cash equivalents in 2005 compared to 2004 and (ii) the general trend of increasing short-term interest rates. We currently expect full year 2005 interest income to increase approximately 15% compared to 2004 due to the effects of (i) incrementally higher interest rate yields, partially offset by a projected net reduction in cash equivalent and marketable securities balances of approximately $8 - $10 million during the six months ending December 2005 to fund our MIST, CLOSURE I and BioSTAR™ studies and other research and development initiatives.

Income Tax Provision We recorded no income tax provision for each of the three-month periods ended June 30, 2005 and 2004 on the basis that our planned investments in MIST and CLOSURE I were expected to result in net operating losses for each of these fiscal years. Accordingly, we currently expect a nominal income tax provision, if any, for the year ending December 31, 2005.

Income from Discontinued Operations. During the three months ended June 30, 2005, we recorded approximately $91,000 of income from discontinued operations in connection with the final settlement of a tax claim related to our former neurosciences business unit (See Note 7 of Notes to Consolidated Financial Statements).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Six Months Ended June 30,				Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	%	2004	%
	(In thousands, except percentages)
Revenues:
Product sales	$9,289	79.9%	$9,537	83.5%	$(248)	(2.6)%
Net royalty income	2,333	20.1%	1,879	16.5%	454	24.2%

Total revenues	11,622	100.0%	11,416	100.0%	206	1.8%

Costs and expenses:
Cost of product sales	2,658	28.6%	2,398	25.1%	260	10.8%
Research and development	6,701	57.7%	4,091	35.8%	2,610	63.8%
General and administrative	2,645	22.8%	2,514	22.0%	131	5.2%
Selling and marketing	3,045	26.2%	3,011	26.4%	34	1.1%

Total costs and expenses	15,049	129.5%	12,014	105.2%	3,035	25.3%

Loss from operations	(3,427)	(29.5)%	(598)	(5.2)%	(2,829)	473.1%

Other Income (Expense):
Interest income, net	363	3.1%	255	2.2%	108	42.4%
Foreign currency transaction loss	(93)	(0.8)%	(13)	(0.1)%	(80)	615.4%

Total other income, net	270	2.3%	242	2.1%	28	11.6%

Loss from continuing operations	(3,157)	(27.2)%	(356)	(3.1)%	(2,801)	786.8%

Income from discontinued operations	91	0.8%	—	—	91	—

Net loss	$(3,066)	(26.4)%	$(356)	(3.1)%	$(2,710)	761.2%

Revenues. Total revenues for the six months ended June 30, 2005 and 2004 were as follows:

	For The Six Months Ended June 30,		Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	2004
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$7,449	$7,625	$(176)	(2.3)%
Europe	1,840	1,758	82	4.7%

	9,289	9,383	(94)	(1.0)%
Other	—	154	(154)	(100.0)%

Total product sales	9,289	9,537	(248)	(2.6)%

Net royalty income:
Bard	2,250	1,706	544	31.9%
BSC	83	173	(90)	(52.0)%

Total net royalty income	2,333	1,879	454	24.2%

Total revenues	$11,622	$11,416	$206	1.8%

CardioSEAL® and STARFlex® product sales decreased by approximately $94,000, or 1.0%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. North American sales decreased approximately $176,000, or 2.3%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Management believes that the impact on U.S. sales of stricter end-user adherence to HDE guidelines, specifically related to off-label procedures, has stabilized, resulting in a year-over-year increase in U.S. sales during the second quarter of 2005, the first such increase since 2003, which substantially offset the year-over-year decrease in the first quarter of 2005 compared to 2004. European product sales for the six months ended June 30, 2005 increased approximately $82,000, or 4.7%, compared to the six months ended June 30, 2004, primarily due to increased distributor sales and the effect of the weaker U.S. dollar. European sales represented approximately 19.8% and 18.7% of total CardioSEAL® and STARFlex® product sales for the six months ended June 30, 2005 and 2004, respectively.

Increased net royalty income was directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002, partially offset by a continuing downward trend of BSC royalty income.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, was primarily due to 2005 production volumes below normalized plant capacity levels. As a result, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of the standard inventory unit costs, but instead were charged to cost of product sales in the period incurred. In addition, the increase was impacted by a lower European average selling price in 2005, resulting from the combination of a higher proportion of distributor versus direct sales, partially offset by the favorable effect of the weakening U.S dollar. Included in cost of product sales were royalty expenses of approximately $913,000 and $916,000 for the six months ended June 30, 2005 and 2004, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $1.8 million of costs related to our MIST study; (ii) approximately $160,000 of costs related to our BioSTAR™ clinical study; and (iii) increased legal fees of approximately $214,000 associated with patent research and infringement claims. CLOSURE I costs included in research and development expense totaled approximately $1.5 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively.

General and Administrative. The increase in general and administrative expense was primarily attributable to (i) increased stock-based compensation of approximately $295,000 related to our 2001 stock option re-pricing and (ii) increased professional fees, primarily related to corporate governance requirements of SOX, of approximately $140,000, partially offset by (i) reduced corporate legal fees of approximately $130,000; and (ii) reduced insurance costs of approximately $77,000.

Selling and Marketing. The slight increase in sales and marketing expense was the result of (i) an approximate $196,000 increase in sales incentive compensation and (ii) an approximate $67,000 increase in physician training and market research consulting services, substantially offset by (i) the elimination of approximately $126,000 of 2004 costs related to our collaboration with the National Stroke Association; and (ii) an approximate $116,000 decrease in marketing program events.

Interest Income, Net. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increasing percentage of marketable securities versus cash equivalents in 2005 compared to 2004 and (ii) the general trend of increasing short-term interest rates. Average interest-bearing assets decreased by approximately $1.2 million, or 3.2%, during the six months ended June 30, 2005 compared to 2004.

Income Tax Provision. We recorded no income tax provision for each of the six-month periods ended June 30, 2005 and 2004 on the basis that our planned investments in MIST and CLOSURE I were expected to result in net operating losses for each of these fiscal years.

Income from Discontinued Operations. During the three months ended June 30, 2005, we recorded approximately $91,000 of income from discontinued operations in connection with the final settlement of a tax claim related to our former neurosciences business unit (See Note 7 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

	For The Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash, equivalents, marketable securities and restricted cash	$34,891	$35,887
Net cash used in operating activities	(1,107)	(615)
Net cash provided by (used in) investing activities	4,525	(11,755)
Net cash provided by financing activities	953	401

Net Cash Used in Operating Activities:

Net cash used in operating activities for the six months ended June 30, 2005 totaled approximately $1.1 million and consisted of a loss from continuing operations of approximately $3.2 million, offset by (i) net decreases in working capital requirements of approximately $1.3 million; and (ii) various non-cash charges to operations of approximately $725,000.

The non-cash charges of approximately $725,000 during the six months ended June 30, 2005 consisted of (i) stock-based compensation, principally related to our 2001 stock option re-pricing, for which full vesting was completed in April 2005; (ii) amortization of bond premium related to our marketable securities investments; and (iii) depreciation of property and equipment.

The primary elements of the $1.3 million net decrease in working capital during the six months ended June 30, 2005 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $958,000, primarily due to an increase of approximately $1.4 million in total product sales for the three months ended June 30, 2005 compared to the three months ended December 31, 2004.

(b)	Our inventories decreased by approximately $413,000 during the six months ended June 30, 2005, primarily due to planned reductions in production volumes.

(c)	Prepaid expenses and other current assets decreased by approximately $150,000 during the six months ended June 30, 2005. The decrease consisted of (i) a $272,000 reduction of prepaid insurance balances for the policy year ended June 30, 2005, partially offset by (i) a $10,000 increase in accrued interest receivable on interest-bearing investments and (ii) increases in other prepaid expense items of approximately $107,000. The increase in other prepaid items consisted primarily of (i) $52,000 related to annual director and NASDAQ fees and (ii) $73,000 related to future marketing events, partially offset by reductions of $24,000 related to the MIST study.

(d)	Current liabilities increased by approximately $1.7 million, which primarily consisted of approximately (i) $600,000 of accrued expenses related to MIST; (ii) $300,000 of accrued expenses related to CLOSURE I and (iii) $550,000 of accounts payable.

Net Cash Provided By (Used) In Investing Activities

Net cash provided by investing activities of approximately $4.5 million during the six months ended June 30, 2005 consisted primarily of approximately $8.6 million of proceeds from maturities of marketable securities, offset by approximately $4.0 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $66,000 during the six months ended June 30, 2005. This compared to net cash used in investing activities of approximately $11.8 million during the six months ended June 30, 2004, which consisted primarily of approximately $19.4 million of purchases of marketable securities, partially offset by $8.0 million of maturities of marketable securities. Purchases of property and equipment totaled approximately $308,000 during the six months ended June 30, 2004.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $953,000 and $401,000 for the six months ended June 30, 2005 and 2004, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and warrants and the issuance of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of the MIST, CLOSURE I and BioSTAR™ studies, we currently expect to incur operating losses at least through 2005 and into 2006. The total cost of our MIST study is currently estimated to be approximately $3.7 - $4.0 million through early 2006, at which time full data analysis is expected to be completed. Of this amount, approximately $900,000 was incurred in 2004 and we currently expect to incur approximately $2.7 million in 2005. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, approximately $6.2 million was incurred through 2004 and we currently expect to incur approximately $3.5 - $4.0 million in 2005, largely dependent upon the rate of enrollment. The total cost of our BioSTAR™ study is currently estimated to be approximately $1.4 - $1.6 million, most of which is anticipated to be incurred in 2005. Of this amount, approximately $160,000 was incurred during the six months ended June 30, 2005.

Capital expenditures are currently projected to total approximately $400,000 during 2005, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, marketable securities and restricted cash balances of approximately $34.9 million at June 30, 2005 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, we expect that the aggregate of cash, cash equivalents, marketable securities and restricted cash will approximate $25 - $27 million at the end of 2005.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study is designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. We currently estimate the total costs of MIST, including third party contracts, agreements with clinical sites and other service providers, to be approximately $3.7-$4.0 million. We cannot be certain that this prospective, randomized, controlled study will confirm clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our proprietary technology in treating this condition. Even if we achieve positive results, we cannot be certain of the timing or the costs of obtaining required FDA approvals in order to market our STARFlex® technology in the U.S. to treat migraines.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced CLOSURE I in June 2003. Although nearly three-quarters of the 100 clinical sites have completed the IRB approval process and two-thirds of those sites have concluded the initiation process allowing them to begin patient enrollment, the rate of patient enrollment has been disappointing. We are working with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006 but full enrollment may take longer. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed within our revised time expectation or at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards further. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF BEST.

In June 2005, we received approval to initiate our BEST clinical study in the United Kingdom. This study, designed to evaluate our new BioSTAR™ PFO closure technology, is the first in-human use of a bioresorbable collagen matrix incorporated on our STARFlex® platform. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 – $1.6 million through early 2006. We cannot be certain that the projected costs of BEST will not need to be adjusted upwards. Furthermore, we cannot be certain that we will secure European commercial approval for our BioSTAR™ technology through the CE Mark process.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the fiscal year ended December 31, 2004, net royalty income increased more than 200% compared to the fiscal year ended December 31, 2003. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 19.5% for the fiscal year ended December 31, 2004 and to approximately 20.1% for the six months ended June 30, 2005. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002, and year-over-year decreases in our product sales. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of June 30, 2005 we meet the SEC definition of an accelerated filer. As a result, we must include in our fiscal 2005 annual report on Form 10-K, including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent registered public accountant’s attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for ultimate presentation to and review by our independent registered public accountants. While we believe our internal controls over financial reporting are adequate, there can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected, and we would potentially be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission or The NASDAQ National Market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005 and December 31, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. Government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 22, 1999, we filed a patent infringement suit in the Court against AGA alleging that AGA was infringing United States Patent No. 5,108,420 (the “420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent.

Other than as described above, we have no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 annual meeting of stockholders was held on June 21, 2005. Present at the annual meeting in person or through representation by proxy were 11,772,960 out of a total of 12,275,646 shares of common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1) election of seven members to our board of directors, each to serve for a one-year term;

(2) ratification of the appointment of Ernst & Young LLP as our independent registered public accountants for the current fiscal year.

The results of the voting on the matters presented to the stockholders at the annual meeting are as set forth below; there were no broker non-votes for any of the matters.

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	11,565,086	207,874
Robert G. Brown	11,323,238	449,722
Cheryl L. Clarkson	11,755,144	17,816
Daniel F. Hanley, M.D.	11,761,544	11,416
James E. Lock, M.D.	9,676,372	2,096,588
Francis J. Martin	11,760,350	12,610
Harry A. Schult	11,761,544	11,416

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP	11,704,314	64,682	3,964

ITEM 6. EXHIBITS

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 5, 2005	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: August 5, 2005	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.