Form 10-Q
period 2005-09-30
NMT MEDICAL INC
filed 2005-11-02
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2005, there were 12,421,878 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	At September 30, 2005	At December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,430,299	$9,338,208
Marketable securities	21,988,400	24,919,460
Restricted cash	—	1,122,200
Accounts receivable, net of reserves of $369,984 in 2005 and $378,403 in 2004	2,313,613	1,776,605
Inventories	1,889,621	2,523,062
Prepaid expenses and other current assets	2,775,892	2,864,600

Total current assets	40,397,825	42,544,135
Property and equipment, net	692,738	790,361
Other assets	7,293	29,263

	$41,097,856	$43,363,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,253,764	$1,682,272
Accrued expenses	5,594,692	4,309,586
Discontinued operations liabilities	—	500,000

Total current liabilities	7,848,456	6,491,858

Commitments and contingencies (Note 11)

Stockholders’ equity :
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,458,252 shares in 2005 and 12,176,183 in 2004	12,459	12,176
Additional paid-in capital	47,536,662	46,093,075
Less: treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(92,685)	(152,596)
Accumulated deficit	(14,087,436)	(8,961,154)

Total stockholders’ equity	33,249,400	36,871,901

	$41,097,856	$43,363,759

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$4,925,617	$3,947,196	$14,214,768	$13,484,183
Net royalty income	1,115,776	1,078,325	3,448,301	2,957,014

Total revenues	6,041,393	5,025,521	17,663,069	16,441,197

Expenses:
Cost of product sales	1,391,468	1,030,586	4,049,143	3,428,154
Research and development	4,325,914	2,043,265	11,026,922	6,134,648
General and administrative	1,121,882	1,183,163	3,766,907	3,697,210
Selling and marketing	1,483,065	1,318,082	4,528,401	4,328,619

Total costs and expenses	8,322,329	5,575,096	23,371,373	17,588,631

Loss from operations	(2,280,936)	(549,575)	(5,708,304)	(1,147,434)

Other Income (Expense):
Interest income, net	229,443	134,025	592,239	388,692
Foreign currency transaction (loss) gain	(8,439)	5,606	(100,904)	(7,390)

Total other income, net	221,004	139,631	491,335	381,302

Loss from continuing operations	(2,059,932)	(409,944)	(5,216,969)	(766,132)
Income from discontinued operations	—	—	90,687	—

Net loss	$(2,059,932)	$(409,944)	$(5,126,282)	$(766,132)

Net (loss) income per common share:
Continuing operations	$(0.17)	$(0.03)	$(0.43)	$(0.06)
Discontinued operations	—	—	0.01	—

Net loss	$(0.17)	$(0.03)	$(0.42)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	12,373,146	12,070,800	12,274,488	12,002,783

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,126,282)	$(766,132)
Income from discontinued operations	(90,687)	—

Loss from continuing operations	(5,216,969)	(766,132)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	668,281	584,352
Stock-based employee compensation	257,188	(18,867)
Changes in assets and liabilities —
Accounts receivable	(537,008)	670,608
Inventories	633,441	(532,567)
Prepaid expenses and other current assets	28,662	(738,910)
Accounts payable	571,492	531,666
Accrued expenses	1,260,106	(755,603)

Net cash used in operating activities	(2,334,807)	(1,025,453)

Net cash used in discontinued operations	(324,267)	—

Cash flows from investing activities:
Purchases of property and equipment	(135,352)	(334,522)
Purchases of marketable securities	(12,792,365)	(22,624,197)
Proceeds from maturities of marketable securities	15,370,000	8,000,000
Decrease in restricted cash	1,122,200	—

Net cash provided by (used in) investing activities	3,564,483	(14,958,719)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	964,596	308,759
Proceeds from issuance of common stock pursuant to employee stock purchase plan	222,086	206,685

Net cash provided by financing activities	1,186,682	515,444

Net increase (decrease) in cash and cash equivalents	2,092,091	(15,468,728)
Cash and cash equivalents, beginning of period	9,338,208	28,724,767

Cash and cash equivalents, end of period	$11,430,299	$13,256,039

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$—	$951

Income taxes	$—	$488,750

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops and markets proprietary implant technologies that allow interventional cardiologists to treat cardiac sources of migraine headaches, stroke and other brain attacks through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (“PFO”) and brain attacks such as migraine headaches, stroke and transient ischemic attacks (“TIA”). A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. We are a leader in designing and developing implants to seal the PFO defect in a minimally invasive, catheter-based procedure performed by an interventional cardiologist.

2. Interim Financial Statements

The accompanying consolidated financial statements at September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(2,059,932)	$(409,944)	$(5,126,282)	$(766,132)
Add: Stock-based employee compensation included in net loss as reported	—	17,169	257,188	(18,867)
Less: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(431,078)	(284,700)	(979,680)	(921,846)

Pro forma net loss	$(2,491,010)	$(677,475)	$(5,848,774)	$(1,706,845)

Basic and Diluted net loss per common share:
As reported	$(0.17)	$(0.03)	$(0.42)	$(0.06)

Pro forma	$(0.20)	$(0.06)	$(0.48)	$(0.14)

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Stock-Based Compensation (continued)

Our stock option grants generally vest over several years and we intend to grant varying levels of stock options in future periods. Therefore, the pro forma effects of applying SFAS No. 123 for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the effects expected in future periods. See Note 10 for a discussion of certain recent accounting developments relating to stock-based compensation.

4. Cash, Cash Equivalents and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities.

Available-for-sale marketable securities at September 30, 2005 consisted of approximately $22.0 million of debt instruments with maturities ranging from October 2005 to November 2006. Approximately $93,000 of accumulated unrealized losses were recorded at September 30, 2005 as a component of accumulated other comprehensive loss. Accrued interest receivable of approximately $210,000 and $357,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004, respectively.

On September 16, 2005, a bank guarantee was released in connection with our settlement of a French tax claim (see Note 7). As a result, approximately $1.1 million of cash used to collateralize the bank guarantee was no longer restricted at September 30, 2005.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30, 2005	At December 31, 2004
Raw materials and work-in-process	$777,006	$1,165,310
Finished goods	1,112,615	1,357,752

	$1,889,621	$2,523,062

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties.

7. Discontinued Operations

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit, which was sold in 2002 to Integra LifeSciences Holding Corporation (“Integra”). Pursuant to an indemnification agreement, we paid $324,267 to Integra, which amount was net of a previous deposit payment of approximately $60,000. In connection with this settlement, we recorded income from discontinued operations of $90,687 in the second quarter of 2005.

8. Net Loss per Common and Common Equivalent Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. Options and warrants to purchase a total of 1,740,201 and 1,894,968 common shares have been excluded from the computation of diluted weighted average shares outstanding for the three and nine-month periods ended September 30, 2005 and 2004, respectively, because they were not dilutive.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(2,059,932)	$(409,944)	$(5,126,282)	$(766,132)
Unrealized gain (loss) on marketable securities	30,065	64,646	59,911	(120,634)

Net comprehensive loss	$(2,029,867)	$(345,298)	$(5,066,371)	$(886,766)

The accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized losses on marketable securities.

10. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Following January 1, 2006, pro forma disclosure is no longer an alternative.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies

(a) Litigation

In September 2004, we and Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is manufacturing, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. The court has entered a pre-trial order stating that the case is to be ready for trial in the spring of 2006.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA Medical Corporation (“AGA”) alleging that AGA was infringing United States Patent No. 5,108,420 (the “‘420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts.

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit (see Note 7).

(b) Clinical Trials

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III (Migraine Intervention with STARFlex® Technology). In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. Patients who choose to receive an implant will be followed for six months. These patients will then be followed for an additional 18 months and will become their own control. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.0 million.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration (“FDA”) of an Investigational Device Exemption (“IDE”) to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either PFO closure with our STARFlex® technology or a control arm. The study will incorporate our newest, most technologically advanced delivery system. Twenty U.S. research centers have committed to participate in MIST II, for which enrollment is currently expected to begin in early 2006, with patient follow-up over a one year period. We currently project the costs of this clinical study to be in the range of $16 - $20 million through 2008, of which 2005 costs are estimated to approximate $500,000.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies (continued)

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR™ Evaluation STudy (BEST), a multi-center study designed to evaluate our new BioSTAR™ PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. Patient enrollment was initiated in July 2005 and is expected to be completed by the end of the fourth quarter 2005. The goal of this BEST study is to secure European commercial approval for our novel BioSTAR™ technology through the Conformité Europeene (“CE Mark”) process. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.5 – $2.0 million, of which approximately $1.4 – $1.6 million is currently anticipated to be incurred in 2005. Of this total, approximately $600,000 was incurred during the nine months ended September 30, 2005.

MIST

In November 2004, we received approval in the United Kingdom for our Migraine Intervention with STARFlex® Technology (MIST) study, the first prospective, randomized, double-blinded study using our proprietary STARFlex® septal repair technology to evaluate a possible connection between transcatheter PFO closure and migraine headaches. Study enrollment of 147 migraine headache patients with a PFO was completed in early July 2005. These patients will be subject to follow-up evaluation over a six-month period. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be approximately $4.0 million through early 2006. Of this total, approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.9 million, of which approximately $2.5 million was incurred during the nine months ended September 30, 2005.

CLOSURE I

In June 2003, the FDA approved our IDE clinical trial comparing our fourth generation STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Patient enrollment, which totaled approximately 380 at September 30, 2005, has progressed much slower than anticipated. We are continuing to work with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006, but full enrollment may take longer. In connection with CLOSURE I, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $6.2 million of costs were incurred through 2004. We currently estimate 2005 costs to be approximately $3.5 million, of which approximately $2.4 million was incurred in the nine months ended September 30, 2005. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, legal contingencies and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to our critical accounting policies as of September 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended September 30,				Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	%	2004	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,926	81.5%	$3,947	78.5%	$979	24.8%
Net royalty income	1,115	18.5%	1,078	21.5%	37	3.4%

Total revenues	6,041	100.0%	5,025	100.0%	1,016	20.2%

Costs and expenses:
Cost of product sales	1,391	28.2%	1,031	26.1%	360	34.9%
Research and development	4,326	71.6%	2,043	40.7%	2,283	111.7%
General and administrative	1,122	18.6%	1,183	23.5%	(61)	(5.2)%
Selling and marketing	1,483	24.5%	1,318	26.2%	165	12.5%

Total costs and expenses	8,322	137.8%	5,575	110.9%	2,747	49.3%

Loss from operations	(2,281)	(37.8)%	(550)	(10.9)%	(1,731)	314.7%

Other Income (Expense):
Interest income, net	229	3.8%	134	2.7%	95	70.9%
Foreign currency transaction (loss) income	(8)	(0.1)%	6	0.1%	(14)	(233.3)%

Total other income, net	221	3.7%	140	2.8%	81	57.9%

Net loss	$(2,060)	(34.1)%	$(410)	(8.2)%	$(1,650)	402.4%

Revenues. Total revenues for the three months ended September 30, 2005 and 2004 were as follows:

	For The Three Months Ended September 30,		Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	2004
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$4,211	$3,150	$1,061	33.7%
Europe	715	797	(82)	(10.3)%

Total product sales	4,926	3,947	979	24.8%

Net royalty income:
Bard	1,080	1,026	54	5.3%
BSC	35	52	(17)	(32.7)%

Total net royalty income	1,115	1,078	37	3.4%

Total revenues	$6,041	$5,025	$1,016	20.2%

The increase in CardioSEAL® and STARFlex® product sales was attributable to United States and Canadian operations. New customers in both of these two countries were significant contributors to increased product sales during the three months ended September 30, 2005. We believe that this was attributable to a combination of increased market awareness of PFO closure and targeted marketing efforts. A higher proportion of distributor versus direct European unit sales and a slight strengthening of the U.S. dollar for the three months ended September 30, 2005 compared to 2004 accounted for the approximate 10% reduction in European product sales. European sales represented approximately 14.5% and 20.2% of total CardioSEAL® and STARFlex® product sales for the three months ended September 30, 2005 and 2004, respectively.

Management currently anticipates fourth quarter product sales to be slightly greater than sales levels of the most recent two quarters, resulting in an approximate 10% - 12% increase in CardioSEAL® and STARFlex® product sales for the full year 2005 compared to 2004. We currently expect this increase to be substantially attributable to United States and Canadian sales, related to new customer accounts and increased PFO closure market activity. European product sales are expected to approximate 18% - 20% of total product sales for the full year 2005, down from approximately 20.8% for 2004. Additionally, incremental weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales. Pending the MIST study data results expected early in 2006 and the potential awarding of the CE Mark for BioSTAR™, we currently believe that our European product sales will increase compared to current year levels.

Slightly higher net royalty income was primarily attributable to increased sales by Bard of its Recovery™ Filter (“RNF”) product. The royalty income from Bard was recorded net of approximately $364,000 of royalties payable to the original inventor of the Simon Nitinol Filter (“SNF”) and RNF products. Although we currently anticipate that net royalties earned from Bard will increase in the range of 10% - 12% for the full year 2005 compared to 2004 levels, that result is largely dependent upon continued market acceptance and penetration of Bard’s RNF product. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased from 2004 to 2005. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2004 levels.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, was primarily due to 2005 production volumes below normalized plant capacity levels. As a result, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of the standard inventory unit costs, but instead were charged to cost of product sales in the period incurred. Also contributing slightly to the increase was a lower average selling price in 2005 resulting from a higher proportion of distributor versus direct European sales, partially offset by a higher proportion of United States and Canadian sales versus European sales. For the full year 2005, we currently expect cost of product sales as a percentage of total product sales to be approximately 29% - 30%, compared to approximately 26% for fiscal 2004, primarily as a result of production volumes below normalized plant capacity levels and a lower weighted average unit selling price. Included in cost of product sales were royalty expenses of approximately $482,000 and $377,000 for the three months ended September 30, 2005 and 2004, respectively.

Research and Development. The approximate 112% increase in research and development expense was primarily related to (i) increased legal fees of approximately $700,000 associated with patent infringement claims against Cardia and AGA and ongoing patent research; (ii) approximately $425,000 of costs related to our BEST clinical study, for which patient enrollment was commenced in July 2005 and is expected to be completed by the end of the fourth quarter of 2005; (iii) increased costs of approximately $400,000 related to our MIST UK clinical study, for which patient enrollment was completed in early July 2005; (iv) $300,000 of technology license and development fees related to BioSTAR™, our most advanced implant technology; and (v) increased headcount and related personnel costs of approximately $200,000. Combined costs of our CLOSURE I, MIST UK and BEST clinical studies totaled approximately $1.9 million for the three months ended September 30, 2005 compared to approximately $1.0 million for the three months ended September 30, 2004.

We currently expect 2005 research and development expense to increase to approximately $16.5 million compared to approximately $9.0 million in 2004, an approximate 83% increase, primarily attributable to (i) the ongoing MIST study; (ii) completion of enrollment in the BEST clinical study; (iii) initial costs related to the anticipated early 2006 commencement of the MIST IDE clinical trial in the U.S., for which we received conditional FDA approval in September 2005; (iv) prosecution of existing patent infringement claims; and (v) investments in our future PFO closure technologies. We currently expect total costs for the current MIST study to approximate $4.0 million through completion in early 2006, of which approximately $900,000 was incurred during 2004 and we currently estimate 2005 costs to be approximately $2.9 million. We continue to estimate total CLOSURE I costs of approximately $24 million through the end of the clinical trial and submission to the FDA. Of this total, approximately $6.0 million of research and development expense was incurred through the end of 2004, and we currently estimate 2005 costs to be approximately $3.5 million, largely dependent upon the rate of patient enrollment. We currently estimate total costs for our BEST study to be in the range of $1.5 - $2.0 million, of which approximately $1.4 - $1.6 million is currently anticipated to be incurred in 2005. Of this total, approximately $600,000 was incurred during the nine months ended September 30, 2005. We currently expect research and development expense as a percentage of total revenues to be approximately 70% for fiscal year 2005 compared to 42% in 2004.

General and Administrative. The slight decrease in general and administrative expense was primarily attributable to reduced corporate legal fees of approximately $102,000 and reduced insurance costs of approximately $20,000, partially offset by increased professional fees of approximately $60,000 principally related to increased corporate governance requirements of the Sarbanes-Oxley Act (“SOX”). As of June 30, 2005, we met the Securities and Exchange Commission (“SEC”) definition of an accelerated filer. As a result, our independent registered public accountants will be required to provide their attestation of our certification of internal controls over financial reporting under Section 404 of SOX commencing for fiscal year 2005. General and administrative expense is currently expected to increase by approximately 5% in fiscal year 2005 compared to 2004, primarily related to (i) the aforementioned requirements of SOX and (ii) increased stock-based compensation related to our 2001 stock option re-pricing, for which compensation expense was finalized in the second quarter of 2005 coincident with the end of the four year vesting period of the underlying options, partially offset by reduced corporate legal fees. We currently expect general and administrative expense as a percentage of total revenues to decrease to approximately 22% for fiscal 2005 compared to approximately 24% in 2004.

Selling and Marketing. The increase in selling and marketing expense was primarily attributable to (i) increased sales incentive compensation of approximately $168,000 due to higher North American product sales and (ii) increased headcount and related costs of approximately $138,000, primarily related to UK expansion, partially offset by (i) the non-recurrence of approximately $47,000 of 2004 costs associated with our collaboration with the National Stroke Association to promote market awareness of the potential relationship between PFO and recurrent stroke and (ii) reduced marketing program events of approximately $76,000. We currently expect total selling and marketing expense to increase by approximately 15% for fiscal 2005 compared to 2004, primarily related to higher sales-based commissions and planned sales and marketing efforts during the second half of 2005 in anticipation of increased future sales in Europe. We currently expect selling and marketing expense as a percentage of total revenues to be approximately 26% for fiscal year 2005 and 2004.

Interest Income. The increase in interest income was primarily attributable to the trend of increasing short-term interest rates, partially offset by an approximate $1.0 million reduction in average interest-bearing assets. We currently expect full year 2005 interest income to increase approximately 45% compared to 2004 due to the effect of incrementally higher interest rate yields, partially offset by a projected reduction in cash equivalent and marketable securities balances of approximately $5.0 million during the year ending December 31, 2005 to fund our MIST, MIST II, MIST III, CLOSURE I and BEST studies and other research and development initiatives.

Income Tax Provision. We recorded no income tax provision for each of the three-month periods ended September 30, 2005 and 2004 on the basis that our planned investments in MIST, MIST II, MIST III, CLOSURE I and BEST were expected to result in net operating losses for each of these fiscal years. Accordingly, we currently expect a nominal income tax provision, if any, for the year ending December 31, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Nine Months Ended September 30,				Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	%	2004	%
	(In thousands, except percentages)
Revenues:
Product sales	$14,215	80.5%	$13,484	82.0%	$731	5.4%
Net royalty income	3,448	19.5%	2,957	18.0%	491	16.6%

Total revenues	17,663	100.0%	16,441	100.0%	1,222	7.4%

Costs and expenses:
Cost of product sales	4,049	28.5%	3,429	25.4%	620	18.1%
Research and development	11,027	62.4%	6,134	37.3%	4,893	79.8%
General and administrative	3,767	21.3%	3,697	22.5%	70	1.9%
Selling and marketing	4,528	25.6%	4,329	26.3%	199	4.6%

Total costs and expenses	23,371	132.3%	17,589	107.0%	5,782	32.9%

Loss from operations	(5,708)	(32.3)%	(1,148)	(7.0)%	(4,560)	397.2%

Other Income (Expense):
Interest income, net	592	3.4%	389	2.4%	203	52.2%
Foreign currency transaction loss	(101)	(0.6)%	(7)	(0.0)%	(94)	1342.9%

Total other income, net	491	2.8%	382	2.3%	109	28.5%

Loss from continuing operations	(5,217)	(29.5)%	(766)	(4.7)%	(4,451)	581.1%
Income from discontinued operations	91	0.5%	—	—	91	—

Net loss	$(5,126)	(29.0)%	$(766)	(4.7)%	$(4,360)	569.2%

Revenues. Total revenues for the nine months ended September 30, 2005 and 2004 were as follows:

	For The Nine Months Ended September 30,		Increase (Decrease) 2004 to 2005	% Change 2004 to 2005
	2005	2004
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$11,660	$10,774	$886	8.2%
Europe	2,555	2,555	—	0.0%

	14,215	13,329	886	6.6%
Other	—	155	(155)	(100.0)%

Total product sales	14,215	13,484	731	5.4%

Net royalty income:
Bard	3,330	2,732	598	21.9%
BSC	118	225	(107)	(47.6)%

Total net royalty income	3,448	2,957	491	16.6%

Total revenues	$17,663	$16,441	$1,222	7.4%

The increase in CardioSEAL® and STARFlex® product sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was attributable to United States and Canadian operations. Primarily as a result of new customers in these two countries, we achieved year-over-year sales increases during the second and third quarters of 2005, the first such increases since 2003, which more than offset the year-over-year decrease in the first quarter of 2005 compared to 2004. European product sales for the nine months ended September 30, 2005 were flat compared to the nine months ended September 30, 2004, primarily due to a higher proportion of distributor versus direct unit sales offset by the effect of the weaker U.S. dollar relative to the Euro currency. European sales represented approximately 18.0% and 19.2% of total CardioSEAL® and STARFlex® product sales for the nine months ended September 30, 2005 and 2004, respectively.

Increased net royalty income was directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002, partially offset by a continuing downward trend of BSC royalty income.

Cost of Product Sales. The increase in cost of product sales, as a percentage of total product sales, was primarily due to 2005 production volumes below normalized plant capacity levels. As a result, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of the standard inventory unit costs, but instead were charged to cost of product sales in the period incurred. The increase was also impacted by a 5.6% reduction in the weighted average European selling price in 2005 compared to 2004, the result of a higher proportion of distributor versus direct sales, partially offset by the favorable effect of a weaker U.S dollar relative to the Euro. Included in cost of product sales were royalty expenses of approximately $1.4 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $2.2 million of increased costs related to our MIST UK study; (ii) increased legal fees of approximately $940,000 associated with patent infringement claims and ongoing patent research; (iii) approximately $700,000 of technology license and product development costs related to future generation implant technologies; (iv) approximately $600,000 of costs related to our BEST clinical study; and (v) increased headcount and related personnel costs of approximately $300,000. Combined costs of our CLOSURE I, MIST UK and BEST clinical studies totaled approximately $5.4 million for the nine months ended September 30, 2005 compared to approximately $2.6 million for the nine months ended September 30, 2004.

General and Administrative. The slight increase in general and administrative expense was primarily attributable to (i) increased stock-based compensation of approximately $276,000 related to our 2001 stock option re-pricing and (ii) increased professional fees, primarily related to corporate governance requirements of SOX, of approximately $150,000, partially offset by (i) reduced corporate legal fees of approximately $230,000 and (ii) reduced insurance costs of approximately $98,000.

Selling and Marketing. The increase in selling and marketing expense was the result of (i) an approximate $347,000 increase in sales incentive compensation; (ii) an approximate $114,000 increase in personnel and related costs; and (iii) an approximate $56,000 increase in physician training and market research consulting services, partially offset by (i) the elimination of approximately $126,000 of 2004 costs related to our collaboration with the National Stroke Association; and (ii) an approximate $192,000 decrease in marketing program events.

Interest Income, Net. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increasing percentage of marketable securities versus cash equivalents in 2005 compared to 2004 and (ii) the general trend of increasing short-term interest rates. Average interest-bearing assets decreased by approximately $3.3 million, or 9.7%, during the nine months ended September 30, 2005 compared to 2004.

Income Tax Provision. We recorded no income tax provision for each of the nine-month periods ended September 30, 2005 and 2004 on the basis that our planned investments in MIST, MIST II, MIST III, CLOSURE I and BEST were expected to result in net operating losses for each of these fiscal years.

Income from Discontinued Operations. During the nine months ended September 30, 2005, we recorded approximately $91,000 of income from discontinued operations in connection with the final settlement of a tax claim related to our former neurosciences business unit (See Note 7 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

	For The Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash, equivalents, marketable securities and restricted cash	$33,419	$35,464
Net cash used in operating activities	(2,335)	(1,025)
Net cash used in discontinued operations	(324)	—
Net cash provided by (used in) investing activities	3,564	(14,959)
Net cash provided by financing activities	1,187	515

Net Cash Used in Operating Activities:

Net cash used in operating activities for the nine months ended September 30, 2005 totaled approximately $2.3 million and consisted of a loss from continuing operations of approximately $5.2 million, offset by (i) net decreases in working capital requirements of approximately $2.0 million; and (ii) various non-cash charges to operations of approximately $925,000.

The non-cash charges of approximately $925,000 during the nine months ended September 30, 2005 consisted of (i) stock-based compensation, principally related to our 2001 stock option re-pricing, for which full vesting was completed in April 2005; (ii) amortization of bond premium related to our marketable securities investments; and (iii) depreciation of property and equipment.

The primary elements of the $2.0 million net decrease in working capital during the nine months ended September 30, 2005 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $537,000, primarily due to an increase of approximately $1.1 million in total product sales for the three months ended September 30, 2005 compared to the three months ended December 31, 2004, partially offset by a higher proportion of North American product sales, which generally have shorter collection cycles than European product sales.

(b)	Our inventories decreased by approximately $633,000 during the nine months ended September 30, 2005, primarily due to planned reductions in production volumes.

(c)	Prepaid expenses and other current assets decreased by approximately $29,000 during the nine months ended September 30, 2005. The decrease consisted primarily of (i) a $147,000 decrease in accrued interest receivable on interest-bearing investments; and (ii) an estimated $55,000 reduction in accrued royalties receivable from Bard and BSC, partially offset by (i) increases in other prepaid expense items of approximately $167,000; and (ii) an increase of $43,000 in prepaid insurance. The increase in other prepaid items consisted primarily of (i) $87,000 related to future marketing events; (ii) a $50,000 advance deposit for a capital equipment purchase; and (iii) $26,000 related to annual director and NASDAQ fees.

(d)	Current liabilities increased by approximately $1.8 million, which primarily consisted of approximately (i) $360,000 of accrued expenses related to MIST; (ii) $300,000 of accrued expenses related to CLOSURE I; (iii) approximately $250,000 of legal and professional fees primarily in connection with ongoing patent infringement claims and SOX 404 compliance; (iv) $230,000 of accrued expenses related to BEST; (v) approximately $120,000 of sales commissions and royalties principally related to increased product sales; and (vi) $570,000 of accounts payable.

Net Cash Used in Discontinued Operations

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit, which was sold in 2002 to Integra. Pursuant to an indemnification agreement, we paid $324,267 to Integra.

Net Cash Provided By (Used) In Investing Activities

Net cash provided by investing activities of approximately $3.6 million during the nine months ended September 30, 2005 consisted primarily of (i) approximately $15.4 million of proceeds from maturities of marketable securities, offset by approximately $12.8 million of purchases of marketable securities; and (ii) an approximate $1.1 million release of restricted cash balances in connection with the settlement of the French tax claim, partially offset by purchases of property and equipment of approximately $135,000 for use in our manufacturing, research and development and general and administrative activities. This compared to net cash used in investing activities of approximately $15.0 million during the nine months ended September 30, 2004, which consisted primarily of (i) approximately $22.6 million of purchases of marketable securities, partially offset by $8.0 million of maturities of marketable securities; and (ii) purchases of property and equipment of approximately $335,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $1.2 million and $515,000 for the nine months ended September 30, 2005 and 2004, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and warrants and the issuance of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of the MIST, MIST II, MIST III, CLOSURE I and BEST clinical studies, we currently expect to incur operating losses at least through 2005 and into 2006. The total cost of our MIST study is currently estimated to be approximately $4.0 million through early 2006, at which time full data analysis is expected to be completed. Of this amount, approximately $900,000 was incurred in 2004 and we currently expect to incur approximately $2.9 million in 2005. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this amount, approximately $6.2 million was incurred through 2004 and we currently expect to incur approximately $3.5 million in 2005, largely dependent upon the rate of enrollment. The total cost of our BEST study is currently estimated to be approximately $1.5 - $2.0 million, of which approximately $1.4 - $1.6 million is anticipated to be incurred in 2005.

In September 2005, we received conditional FDA approval for an IDE to initiate enrollment in MIST II, our pivotal PFO/migraine clinical study. MIST II is a prospective, randomized, multi-center, controlled study designed to randomize approximately 600 migraine patients with a PFO to either PFO closure with our STARFlex® technology or a control arm, and is expected to begin in early 2006, with patient follow-up over a one year period. We currently project the costs of this study to be in the range of $16 - $20 million through 2008, with 2005 costs currently estimated to be approximately $500,000.

In October 2005, we received approval in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. Patients who choose to receive an implant will be followed for six months. These patients will then be followed for an additional 18 months and will become their own control. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the costs of MIST III to be approximately $1.0 million.

In connection with the license and development agreement related to our BioSTAR™ product, we will be required to make an additional payment as of the first commercial sale of the BioSTAR™ product. Following the first commercial sale, we will be obligated to pay quarterly royalties on net commercial sales, as defined, subject to prescribed minimums in order to maintain our exclusive license rights.

Capital expenditures are currently estimated to total approximately $300,000 during 2005, primarily for manufacturing and research and development equipment.

We currently believe that the aggregate balance of cash, cash equivalents and marketable securities of approximately $33.4 million at September 30, 2005 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, we expect that the aggregate balance of cash, cash equivalents, and marketable securities will approximate $29 - $30 million at the end of 2005.

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2005, we did not engage in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study is designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. We currently estimate the total costs of MIST, including third party contracts, agreements with clinical sites and other service providers, to be approximately $4.0 million. We cannot be certain that this prospective, randomized, controlled study will confirm clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our proprietary technology in treating this condition. Even if we achieve positive results, we cannot be certain of the timing or the costs of obtaining required FDA approvals in order to market our STARFlex® technology in the U.S. to treat migraines.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST II.

In September 2005, we received conditional approval from the FDA of an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either PFO closure with our STARFlex® technology or a control arm. We currently expect patient enrollment to commence in early 2006, with patient follow-up over a one year period. We currently project the costs of this clinical study to be in the range of $16 - $20 million through 2008. We cannot be certain that this prospective, randomized, controlled study will confirm clinical relevance between PFO and migraine headaches or that it will demonstrate the effectiveness of our proprietary technology in treating this condition. We cannot be certain that our preliminary cost estimates for MIST II will not need to be adjusted upwards significantly. Furthermore, we cannot be certain that we will ultimately obtain a Pre-Market Approval (“PMA”) from the FDA based upon the final results of this study or whether further studies might be required by the FDA before consideration of a PMA. In addition, if patient enrollment were to progress as rapidly as we experienced for our MIST UK study, we cannot be certain of the effect, if any, on the level of commercial sales of our CardioSEAL® products in the United States during the enrollment period.

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HDE APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either: (a) the PMA granted by the FDA in December 2001 covering the ventricular septal defect (“VSD”) indication or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. To the extent that we believe that PFO is the much larger market opportunity, a majority of our U.S sales are made under the PFO HDE. If the first PMA for the PFO indication were to be granted by the FDA to one of our competitors, our HDE approval for PFO would be deactivated by the FDA. Such a loss of our PFO HDE would cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited, including our ability to complete the CLOSURE I clinical trial that is required to apply for a PFO PMA.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced CLOSURE I in June 2003. During the two years ended September 30, 2005,

the rate of patient enrollment has been disappointing. We are continuing to work with our consultants, regulatory bodies and investigators to help complete enrollment by the end of 2006, but full enrollment may take longer. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed within our revised time expectation or at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards further. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF BEST.

In June 2005, we received approval to initiate our BEST clinical study in the United Kingdom. This study, designed to evaluate our new BioSTAR™ PFO closure technology, is the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.5 – $2.0 million through early 2006. We cannot be certain that the projected costs of BEST will not need to be adjusted upwards. Furthermore, we cannot be certain that we will secure European commercial approval for our BioSTAR™ technology through the CE Mark process.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including by:

•	achieving successful migraine and stroke-related clinical trials;

•	developing next generation product lines;

•	improving our sales and marketing capabilities;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the fiscal year ended December 31, 2004, net royalty income increased more than 200% compared to the fiscal year ended December 31, 2003. The year-over-year increase for the nine months ended September 2005 was 16.6%. As a percentage of our total revenues, net royalty income has increased from approximately 6.0% for fiscal year 2003 to approximately 19.5% for both the fiscal year ended December 31, 2004 and the nine months ended September 30, 2005. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 18. Due to our relatively new sales staff, and because we have marketed our initial products (such as stents and vena cava filters) through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically into Asia/Pacific or other potential markets for our products. In order to market directly the CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we receive the attestation of our independent auditors of the effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As of June 30, 2005 we met the SEC definition of an accelerated filer. As a result, we must include in our fiscal 2005 Annual Report on Form 10-K, including our financial statements, our assessment of the effectiveness of our internal controls over financial reporting with our independent registered public accountant’s attestation. We have embarked on a program to review, document and test our internal controls over financial reporting for ultimate presentation to and review by our independent registered public accountants. While we believe our internal controls over financial reporting are adequate, there can be no assurances that we will receive the required attestation or that unforeseen circumstances will result in one or more of our controls becoming ineffective. If we are not able to implement the requirements of Section 404 in a timely manner, our future financial performance and the market price of our stock may be adversely affected, and we would potentially be subject to sanctions or investigations by regulatory authorities, including the SEC or The NASDAQ National Market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005 and December 31, 2004, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. Government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments. We are subject to market risk in the form of foreign currency risk. We denominate certain product sales and operating expenses in

non-U.S. currencies, resulting in exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial condition.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, we and CMCC filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. The court has entered a pre-trial order stating that the case is to be ready for trial in the spring of 2006.

On March 22, 1999, we filed a patent infringement suit in the Court against AGA alleging that AGA was infringing United States Patent No. 5,108,420 (the “420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiners rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts.

On or about September 24, 2001, each of the three French subsidiaries of our former neurosciences business unit received a Notification of Reassessment Following Verification of the Accounts (Notification de redressements suite à une vérification de comptabilité) from the French Direction de Controle Fiscal Sud-est (Nice) (“Reassessment”). The French authorities sought back taxes, interest and penalties in excess of FF 11 million, which was the currency in which the assessment was made (approximately $2.0 million based upon the exchange rate at June 30, 2005). In connection with our sale of the neurosciences business unit to Integra in July 2002, we agreed to specifically indemnify Integra against any liability in connection with these tax claims. In order to continue to appeal the Reassessment, in October 2004 we provided the French authorities with a bank guarantee on behalf of Integra Neurosciences Implants SA totaling approximately 824,000 Euros (approximately $1.0 million based upon the exchange rate at June 30, 2005). On July 6, 2005, we settled the tax claim and, pursuant to the indemnification agreement, we paid $324,267 to Integra, which amount was net of a previous deposit payment of approximately $60,000. In connection with this settlement, we recorded income from discontinued operations of $90,687 in the second quarter of 2005.

Other than as described above, we have no material pending legal proceedings.

ITEM 6.	EXHIBITS

Number	Description of Exhibit

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 2, 2005	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: November 2, 2005	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.