Form 10-Q
period 2006-03-31
NMT MEDICAL INC
filed 2006-05-09
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐ No  ☒

As of May 5, 2006, there were 12,717,979 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	At March 31, 2006	At December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,215,555	$10,390,139
Marketable securities	12,703,554	21,116,346
Receivable from settlement of litigation	30,000,000	—
Accounts receivable, net of reserves of approximately $370,000 in 2006 and in 2005	3,068,405	2,846,684
Inventories	1,728,010	1,726,300
Prepaid expenses and other current assets	3,739,801	3,605,540

Total current assets	67,455,325	39,685,009

Property and equipment, net	853,843	804,769

	$68,309,168	$40,489,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,471,714	$2,654,399
Accrued expenses	6,735,696	6,515,809
Due on settlement of litigation	14,216,274	—

Total current liabilities	23,423,684	9,170,208

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued—12,750,055 shares in 2006 and 12,635,832 shares in 2005	12,750	12,636
Additional paid-in capital	48,954,345	48,232,778
Less treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(31,195)	(52,834)
Accumulated deficit	(3,930,816)	(16,753,410)

Total stockholders’ equity	44,885,484	31,319,570

	$68,309,168	$40,489,778

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$5,699,520	$4,125,239
Net royalty income	1,232,175	1,144,500

Total revenues	6,931,695	5,269,739

Costs and Expenses:
Cost of product sales	1,474,905	1,178,523
Research and development	4,360,817	2,843,774
General and administrative	1,693,219	1,484,508
Selling and marketing	2,073,549	1,416,474

Total costs and expenses	9,602,490	6,923,279

Net gain from settlement of litigation	15,208,726	—

Income (loss) from operations	12,537,931	(1,653,540)

Other Income (Expense):
Interest income, net	291,116	170,643
Foreign currency transaction loss	(6,453)	(55,623)

Total other income, net	284,663	115,020

Net income (loss)	$12,822,594	$(1,538,520)

Net income (loss) per common share:
Basic	$1.02	$(0.13)

Diluted	$0.93	$(0.13)

Weighted average common shares outstanding:
Basic	12,626,276	12,154,721

Diluted	13,747,066	12,154,721

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,822,594	$(1,538,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities —
Depreciation and amortization	43,595	229,254
Stock-based employee compensation	227,150	335,219
Gain from settlement of litigation	(15,283,726)	—
Changes in assets and liabilities —
Accounts receivable	(221,721)	(394,605)
Inventories	(1,710)	193,785
Prepaid expenses and other current assets	(134,261)	51,894
Accounts payable	(182,685)	750,278
Accrued expenses	(280,113)	20,663

Net cash used in operating activities	(3,010,877)	(352,032)

Cash flows from investing activities:
Purchases of property and equipment	(130,708)	(13,168)
Purchases of marketable securities	(5,502,530)	(1,857,365)
Proceeds from maturities of marketable securities	13,975,000	4,175,000

Net cash provided by investing activities	8,341,762	2,304,467

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	331,766	115,857
Proceeds from issuance of common stock pursuant to employee stock purchase plan	162,765	95,482

Net cash provided by financing activities	494,531	211,339

Net increase in cash and cash equivalents	5,825,416	2,163,774
Cash and cash equivalents, beginning of period	10,390,139	9,338,208

Cash and cash equivalents, end of period	$16,215,555	$11,501,982

Supplemental disclosure of noncash operating activities:

In March 2006, we entered into a settlement of litigation agreement, for which a cash payment of $30.0 million was received on April 12, 2006. In connection with the settlement, a receivable from settlement of litigation totaling $30.0 million and a related liability, due on settlement of litigation totaling $14,216,274, were included in the accompanying consolidated balance sheet. The settlement resulted in a gain of $15,783,726, of which $500,000 has been deferred and reported in accrued expenses at March 31, 2006. Net income for the three months ended March 31, 2006 includes gain on settlement of litigation totaling $15,283,726.

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

2. Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Stock-Based Compensation

We have various types of stock-based compensation plans. These plans are administered by the Joint Compensation and Stock Options Committee of the Board of Directors. Readers should refer to Note 9 of our consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information related to these stock-based compensation plans.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after June 15, 2005. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors.

Under the modified prospective approach, SFAS No. 123R applies to new awards issued on or after January 1, 2006 as well as awards that were outstanding as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, we utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123R. We recorded $227,150 of compensation expense in the three months ended March 31, 2006 for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values. Of this amount, $104,000 was recorded as part of general and administrative expenses, $68,000 was included in research and development expenses, $47,000 was included in selling and marketing and $8,000 was included in cost of product sales.

3. Stock-Based Compensation (continued)

At March 31, 2006, there was $1.5 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of less than four years.

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. We expect net operating losses for the fiscal year ending December 31, 2006. Accordingly, we have not recorded any benefits from tax deductions in our SFAS No. 123R calculation for the three months ended March 31, 2006. Under prior accounting rules, the benefits of tax deductions in excess of recognized compensation cost would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Results for the three months ended March 31, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123R, with stock options expensed using the straight-line attribution method, our net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below:

For The Three Months Ended March 31,
2005
Net loss as reported (Under APB No. 25)	$(1,538,520)
Add: Stock-based employee compensation included in net loss as reported	335,219
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(283,721)

Pro forma net loss	$(1,487,022)

Basic and diluted net loss per common share:
As reported	$(0.13)

Pro forma	$(0.12)

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For The Three Months Ended March 31,
	2006	2005
Expected life (years)	4.0	7.0
Expected stock price volatility	58% - 63%	69%
Expected dividend yield	0%	0%
Risk-free interest rate	4.27% - 4.78%	4.06%

The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the three months ended March 31, 2006 was based upon the actual forfeiture rate for the preceding four years, which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS 123R, we used the expected life equal to the vesting period of four years. For the three months ended March 31, 2005, we used the midpoint of the vesting period to the grant expiration, which ranged from four years to ten years, to obtain the expected life of seven years.

3. Stock-Based Compensation (continued)

The following table summarizes a reconciliation of all stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at beginning of period	1,739,509	$6.14
Granted	68,150	17.95
Exercised	(97,350)	3.41		$1,326
Cancelled	(5,891)	7.25

Options outstanding at end of period	1,704,418	$6.76	7.05	$16,056

Options exercisable at end of period	1,199,933	$6.51	6.61	$11,603

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $331,766 for the three months ended March 31, 2006. We have not recorded any tax benefit from stock option exercises, since we expect to have a minimal tax provision for the year ended December 31, 2006.

The following table summarizes the non-vested stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted- average grant date fair value
Non-vested stock at beginning of period	512,472	$5.79
Granted	68,150	17.95
Vested	(71,748)	6.41
Cancelled	(4,389)	4.14

Non-vested at March 31, 2005	504,485	$7.36

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exerciseable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
1.25 - 1.56	20,000	4.84	$1.53	20,000	$1.53
1.76 - 2.25	117,507	4.69	2.07	117,507	2.07
2.63 - 3.50	380,247	6.95	3.14	242,234	3.00
3.63 - 5.18	336,629	7.11	4.31	210,305	4.45
5.65 - 7.80	475,760	6.50	6.67	383,947	6.59
8.04 - 11.78	125,100	7.04	10.00	51,583	9.70
12.76 - 15.92	4,550	9.65	15.40	—	—
16.22 - 17.30	230,325	9.46	16.52	174,357	16.35
17.97 - 23.66	14,300	9.85	21.54	—	—

1.25 - 23.66	1,704,418	7.05	$6.76	1,199,933	$6.51

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities”, we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at March 31, 2006 consisted of approximately $12.7 million of debt instruments with maturities ranging from April 2006 to February 2007. Approximately $31,000 of accumulated unrealized losses were recorded at March 31, 2006 as a component of accumulated other comprehensive loss. Accrued interest receivable of approximately $155,000 and $225,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2006	At December 31, 2005
Raw materials and work-in-process	$740,542	$619,496
Finished goods	987,468	1,106,804

	$1,728,010	$1,726,300

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc. (“Bard”) and Boston Scientific Corporation (“BSC”) are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties.

7. Settlement of Litigation

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA Medical Corporation (“AGA”). AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Lloyd A. Marks, M.D. (“Dr. Marks”). All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. Included in the accompanying consolidated balance sheet at March 31, 2006 was a receivable from settlement of litigation totaling $30.0 million. The estimated amount due to Dr. Marks of $14.2 million has been reported as due on settlement of litigation. Accrued expenses includes $500,000 which has been allocated to deferred revenue from the issuance of the sublicense. Included in the accompanying consolidated statement of operations for the three months ended March 31, 2006 was a net gain from settlement of litigation of approximately $15.2 million. The net gain reported consisted of our portion of the settlement less legal fees incurred during the first quarter of 2006. We expect that net operating losses for the fiscal year ending December 31, 2006 will more than offset the gain from litigation recorded in the three months ended March 31, 2006. Accordingly, we expect a minimal tax provision for the fiscal year ended December 31, 2006. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million.

8. Net Income (loss) per Common and Common Equivalent Share

Basic and diluted net income (loss) per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. At March 31, 2006, options to purchase 1,120,790 common shares were included in diluted weighted average shares outstanding. At March 31, 2005, options and warrants to purchase a total of 1,807,553 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

9. Comprehensive Income (loss)

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive (loss) income and its components in consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For The Three Months Ended March 31,
	2006	2005
Net income (loss)	$12,822,594	$(1,538,520)
Unrealized income (loss) on marketable securities	21,639	(23,806)

Net comprehensive income (loss)	$12,844,233	$(1,562,326)

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

In September 2004, we and the Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc. (“Cardia”) of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. Discovery in the case is closed. We are awaiting the court’s decision on the parties’ cross motions for summary judgment and a final order stating when the case is to be ready for trial.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420 (the ‘“420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has

10. Commitments and Contingencies (continued)

been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. Included in the accompanying consolidated balance sheet at March 31, 2006 was a receivable from settlement of litigation totaling $30.0 million. The estimated amount due to Dr. Marks of $14.2 million has been reported as due on settlement of litigation. Accrued expenses includes $500,000 which has been allocated to deferred revenue from the issuance of the sublicense. Included in the accompanying consolidated statement of operations for the three months ended March 31, 2006 was a net gain from settlement of litigation of approximately $15.2 million. The net gain reported consisted of our portion of the settlement less legal fees incurred during the first quarter of 2006. We currently expect that net operating losses for fiscal year ending December 31, 2006 will more than offset the gain from settlement of litigation. As a result, we expect to have minimal, if any, tax due as a result of this settlement. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million.

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association (MAA), a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Preliminary results of MIST, which were released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results indicated for the first time in a randomized controlled study, that closing a PFO provides a significant treatment effect in some patients. The study showed that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. Total costs of this trial, including third-party contracts and agreements with clinical sites and other service providers, are currently estimated to be approximately $4.5 million. Of this total, approximately $3.9 million was incurred through 2005. We currently estimate 2006 costs to be approximately $400,000 to $600,000, of which approximately $300,000 was incurred during the three months ended March 31, 2006.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration (“FDA”) of an Investigational Device Exemption (“IDE”) to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either PFO closure with our STARFlex® technology or a control arm. The study will incorporate our newest, most technologically advanced delivery system. More than twenty U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Utilizing analyzed data from MIST, we are working with the FDA and our investigators to modify and strengthen MIST II. Over the next several months, we expect the FDA to approve amendments to the design of MIST II. Patient follow-up will be over a one year period. We currently anticipate that when completed, study data from MIST II will be used to support a PFO pre-market approval (“PMA”) application. We currently project the costs of this clinical study to be in the range of $16.0 to $20.0 million through 2008. Of this total, approximately $300,000 was incurred during 2005, and we currently estimate 2006 costs to be approximately $9.0 to $11.0 million, of which approximately $600,000 was incurred during the three months ended March 31, 2006.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, i.e., those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be

10. Commitments and Contingencies (continued)

approximately $1.2 million, which we currently expect to be incurred through 2007. Of this total, we currently estimate 2006 costs to be approximately $800,000 to $1.0 million, of which approximately $100,000 was incurred during the three months ended March 31, 2006.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR™ Evaluation STudy (BEST), a multi-center study designed to evaluate our new BioSTAR™ PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR™, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter 2005. The goal of our BEST study is to secure European commercial approval for our novel BioSTAR™ technology through the Conformite Europeene (“CE Mark”) process, which we anticipate receiving by the end of 2006. We now expect to report data from the six-month follow-up at the late breaking clinical trials session at the EuroPCR in May of 2006. The EuroPCR is the largest international cardiology meeting in Europe. We currently estimate total costs of this study, including third-party contracts and agreements with clinical sites and other service providers, to be in the range of $1.2 to $1.5 million. Of this total, approximately $900,000 was incurred in 2005. We currently estimate 2006 costs to be approximately $300,000 to $600,000, of which approximately $200,000 was incurred during the three months ended March 31, 2006.

CLOSURE I

In June 2003, the FDA approved our IDE clinical trial comparing STARFlex® cardiac septal repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Patient enrollment, which currently totals more than 500 patients, has progressed much slower than anticipated. We are continuing to work with our consultants, regulatory bodies and investigators to develop a course of action that will enable us to complete the CLOSURE I enrollment. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved, it is difficult to estimate the completion date. It is currently anticipated that when completed, study data from CLOSURE I will be used to support a PFO PMA application. In connection with CLOSURE I, we have entered into various contractual obligations with third-party service providers and the participating clinical sites. Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $9.4 million of costs were incurred through 2005. We currently estimate 2006 costs to be approximately $4 million, of which approximately $800,000 was incurred during the three months ended March 31, 2006. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third-party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

11. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principles, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. We do not believe that the adoption of Statement 154 will have a significant impact on our consolidated statements of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report are made only as of the date of this report and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, legal contingencies and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our critical accounting policies as of March 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended March 31,				Increase (Decrease) 2005 to 2006	% Change 2005 to 2006
	2006	%	2005	%
	(In thousands, except percentages)
Revenues:
Product sales	$5,700	82.2%	$4,125	78.3%	$1,575	38.2%
Net royalty income	1,232	17.8%	1,145	21.7%	87	7.6%

Total revenues	6,932	100.0%	5,270	100.0%	1,662	31.5%

Costs and expenses:
Cost of product sales	1,475	25.9%	1,179	28.6%	296	25.1%
Research and development	4,361	62.9%	2,844	54.0%	1,517	53.3%
General and administrative	1,693	24.4%	1,485	28.2%	208	14.0%
Selling and marketing	2,074	29.9%	1,416	26.9%	658	46.5%

Total costs and expenses	9,603	138.5%	6,924	131.4%	2,679	38.7%

Net gain from settlement of litigation	15,209	219.4%	—	0.0%	15,209	100.0%

Income (loss) from operations	12,538	180.9%	(1,654)	(31.4)%	14,192	858.0%

Other Income (Expense):
Interest income, net	291	4.2%	171	3.2%	120	70.2%
Foreign currency transaction loss	(6)	(0.1)%	(56)	(1.1)%	50	89.3%

Total other income, net	285	4.1%	115	2.2%	170	147.8%

Net income (loss)	$12,823	185.0%	$(1,539)	(29.2)%	$14,362	933.2%

REVENUES

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

	For The Three Months Ended March 31,		Increase (Decrease) 2005 to 2006	% Change 2005 to 2006
	2006	2005
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$5,116	$3,296	$1,820	55.2%
Europe	584	829	(245)	(29.6)%

Total product sales	5,700	4,125	1,575	38.2%

Net royalty income:
Bard	1,200	1,100	100	9.1%
BSC	32	45	(13)	(28.9)%

Total net royalty income	1,232	1,145	87	7.6%

Total revenues	$6,932	$5,270	$1,662	31.5%

The increase in CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily a result of increased product demand in the United States and Canada. We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts has resulted in the addition of new U.S. and Canadian customers. European sales represented approximately 10.2% and 20.1% of total CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2006 and 2005, respectively. The decrease in European sales was primarily attributable to increased clinical programs throughout Europe, primarily our MIST study in the United Kingdom. However, we believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe have increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our STARFlex® technology along with (ii) the anticipated awarding of the CE Mark for BioSTAR™ later in 2006, our European product sales will increase as a percentage of total sales.

Increased net royalty income was directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002.

Cost of Product Sales. For the three months ended March 31, 2006, cost of product sales, as a percentage of total product sales, was approximately 26% compared with 28.6% in the comparable period of 2005. This decrease in percentage of product sales was primarily due to the increase in production levels to our normalized plant capacity levels. In 2005, we incurred unabsorbed manufacturing overhead costs due to production volumes below our normalized levels. As a result, in accordance with the provisions of SFAS No. 151, “Inventory Costs”, a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of inventory unit costs, but instead were charged to cost of product sales in the period incurred. With 2006 production levels projected to increase to normalized plant capacity levels, we currently do not anticipate that any of our 2006 fixed manufacturing overhead will be charged as a period expense. Additionally, an anticipated higher proportion of European sales in 2006 compared to 2005 is expected to result in a lower weighted average selling price for our products. As a result of these contrasting trends, we currently expect 2006 cost of product sales, as a percentage of product sales, to increase slightly during the second half of 2006. For the full year 2006, we currently expect cost of product sales to be approximately 29% of total product sales, compared with approximately 28% for fiscal 2005. Included in cost of product sales were royalty expenses of approximately $563,000 and $407,000 for the three months ended March 31, 2006 and 2005, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $600,000 of increased costs related to MIST II, our U.S. PFO/migraine study, for which enrollment began in January 2006; (ii) approximately $100,000 related to MIST III, our follow-on study to MIST; (iii) approximately $100,000 of increased costs related to CLOSURE I; (iv) increased legal fees of approximately $200,000 associated with patent infringement claims and ongoing patent research; (v) approximately $200,000 of increased technology license and product development costs related to future generation implant technologies; (vi) approximately $200,000 of costs related to our BEST clinical study; and (vii) increased headcount and related personnel costs of approximately $314,000, of which $68,000 resulted from non-cash stock-based compensation expense pursuant to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R), “Share-Based Payment”. These increased research and development expenses were partially offset by decreased costs of our MIST study, which decreased by approximately $300,000 to approximately $300,000 for the three months ended March 31, 2006 compared with approximately $600,000 in the comparable period of 2005.

We currently expect 2006 research and development expense to increase to approximately $28 million compared to approximately $15.4 million in 2005, an approximate 82% increase, primarily attributable to (i) an approximate $6 million increase in clinical trial costs, most notably the expected substantial completion of the enrollment phase of our new MIST II study; (ii) an approximate $3 million increase in technology license and product development costs related to future generation implant technologies; (iii) prosecution of existing patent infringement claims and ongoing patent research; and (iv) increases in personnel related costs.

General and Administrative. The increase in general and administrative expense was primarily attributable to increased headcount and related personnel costs of approximately $200,000. General and administrative expenses for three months ended March 31, 2006 included $104,000 of non-cash stock-based compensation expense pursuant to SFAS 123(R). General and administrative expenses for the comparable period ended March 31, 2005 included stock-based compensation of approximately $335,000 related to our 2001 stock option re-pricing. General and administrative expense is currently expected to increase by approximately 30% in 2006 compared to 2005, principally related to estimated, non-cash stock-based compensation expense of approximately $500,000. We currently expect general and administrative expense as a percentage of total revenues to be approximately 24% in 2006 compared to 22.3% in 2005.

Selling and Marketing. The increase in selling and marketing expense was the result of (i) an approximate $200,000 increase in sales incentive compensation; (ii) an approximate $100,000 increase in personnel and related costs; (iii) an approximate $120,000 increase in travel and entertainment expense; and (iv) an approximate $200,000 increase in physician training and market research consulting services. We currently expect total selling and marketing expense to increase by approximately 35% in 2006 compared to 2005, primarily related to planned headcount and market expansion in Europe and increased marketing programs.

Interest Income. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increased percentage of marketable securities versus cash and cash equivalents in 2006 compared to 2005 and (ii) the general trend of increasing short-term interest rates. We currently expect full year 2006 interest income to be flat compared with 2005 due to the offsetting effects of (i) incrementally higher interest rate yields; and (ii) increased cash of approximately $16 million from the settlement of litigation; partially offset by projected use of $ 15 to $ 17 million of cash, cash equivalents and marketable securities to fund our MIST II and CLOSURE I studies and other research and development initiatives.

Income Tax Provision. We recorded no income tax provision for each of the three-month periods ended March 31, 2006 and 2005 on the basis that our planned investments in our clinical studies were expected to result in net operating losses for each of these fiscal years. We currently expect that net operating losses for the fiscal year ending December 31, 2006 will more than offset the gain from settlement of litigation recorded in the three months ended March 31, 2006. Accordingly, we expect a minimal tax provision for the year ending December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash, cash equivalents, marketable securities and restricted cash	$28,919	$35,056
Net cash (used in) provided by operating activities	(3,011)	(352)
Net cash provided by investing activities	8,342	2,304
Net cash provided by financing activities	495	211

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2006 totaled approximately $3.0 million and consisted of a net income of approximately $12.8 million, offset by (i) a non-cash gain on settlement of litigation of approximately $15.3 million and other non-cash charges of approximately $300,000; and (ii) a net increase in working capital requirements of approximately $820,000.

The other non-cash charges of approximately $300,000 during the three months ended March 31, 2006 consisted of (i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R); (ii) amortization of bond discount; and (iii) depreciation of property and equipment.

The primary elements of the $820,000 net increase in working capital during the three months ended March 31, 2006 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $220,000, primarily due to an increase of approximately $600,000 in total product sales for the three months ended March 31, 2006 compared to the three months ended December 31, 2005.

(b)	Prepaid expenses and other current assets increased by approximately $ 130,000.

(c)	Current liabilities decreased by approximately $460,000, primarily related to decreases in accounts payable and accrued expenses of approximately $180,000 and $280,000, respectively. Accrued expenses include deferred revenue of $500,000 related to the settlement of litigation with AGA, which has treated as a non-cash item.

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

The primary elements of the $622,000 net decrease in working capital during the three months ended March 31, 2005 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $395,000, primarily due to an increase of approximately $330,000 in total product sales for the three months ended March 31, 2005 compared to the three months ended December 31, 2004.

(b)	Our inventories decreased by approximately $194,000 during the three months ended March 31, 2005, primarily due to increased product sales.

(c)	Prepaid expenses and other current assets decreased by approximately $52,000. The decrease consisted of (i) a $96,000 reduction of prepaid insurance balances for the policy year ending June 30, 2005; (ii) a $132,000 reduction in accrued interest receivable on interest-bearing investments; and (iii) an approximate $35,000 reduction in royalties earned and due from Bard for the three months ended March 31, 2005 compared to the fourth quarter of 2004, partially offset by increases in prepaid expense items of approximately (i) $79,000 related to annual director and NASDAQ fees; (ii) $66,000 related to the MIST study; and (iii) $80,000 related to future marketing events.

(d)	Current liabilities increased by approximately $771,000, primarily related to increases in accounts payable and accrued expenses related to the MIST and CLOSURE I studies.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $8.3 million during the three months ended March 31, 2006 consisted primarily of approximately $14.0 million of proceeds from maturities of marketable securities, offset by approximately $5.5 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $131,000 during the three months ended March 31, 2006. This compared to net cash provided by investing activities of approximately $2.3 million during the three months ended March 31, 2005, which consisted of approximately $4.2 million of proceeds from maturities of marketable securities, offset by $1.9 million of purchases of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $495,000 and $211,000 for the three months ended March 31, 2006 and 2005, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I, we currently expect to incur operating losses at least through 2006 and into 2007. The total cost of our MIST II study is currently estimated to be approximately $16.0 to $20.0 million through 2008. Of this amount, approximately $300,000 was incurred in 2005 and we currently expect to incur approximately $9.0 to $11.0 million in 2006. The total cost of our MIST III study is currently estimated to be $1.2 million. Of this amount, we currently estimate 2006 costs to be between $800,000 and $1.0 million. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $9.4 million was incurred through 2005 and we currently expect to incur approximately $4.0 million in 2006, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $1.0 million during 2006, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $28.9 million at March 31, 2006 (supplemented by the settlement of litigation received in April 2006) will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, including the net cash received on settlement of litigation with AGA, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $27.0 to $30.0 million at the end of 2006.

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2006, we did not engage in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006 and December 31, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceedings that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in each of these matters vigorously, we cannot predict the ultimate outcomes.

In September 2004, we and the Children’s Medical Center Corporation (“CMCC”) filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc. (“Cardia”) of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. Discovery in the case is closed. We are awaiting the court’s decision on the parties’ cross motions for summary judgment and a final order stating when the case is to be ready for trial.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts (the “Court”) against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420 (the ‘“420 patent”), relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. Included in the accompanying consolidated balance sheet at March 31, 2006 was a receivable from settlement of litigation totaling $30.0 million. The estimated amount due to Dr. Marks of $14.2 million has been reported as due on settlement of litigation. Accrued expenses includes $500,000 which has been allocated to deferred revenue from the issuance of the sublicense. Included in the accompanying consolidated statement of operations for the three months ended March 31, 2006 was a net gain from settlement of litigation of approximately $15.2 million. The net gain reported consisted of our portion of the settlement less legal fees incurred during the first quarter of 2006. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million.

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

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE.

We derive a substantial portion of our ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the United States, the FDA limits sales under our existing PFO Humanitarian Device Exemption (“HDE”) to 4,000 CardioSEAL® implant units per year. As demand for, and costs associated with, these products fluctuates, including the potential impact of our non-revenue producing PFO IDE clinical trials on product sales, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of either of these products would directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

CIRCUMSTANCES COULD CAUSE THE LOSS OF OUR HDE APPROVAL FOR USE OF CARDIOSEAL® IN TREATING PFO PATIENTS.

All of our U.S. commercial sales of CardioSEAL® are made pursuant to either: (a) the PMA granted by the FDA in December 2001 covering the ventricular septal defect (“VSD”) indication or (b) the HDE granted by the FDA in February 2000 covering the PFO indication. In 2005, approximately 50% of our U.S. implant sales were made under the PFO HDE. If our PFO HDE were to be deactivated by the FDA, whether due to issuance of a PMA to one of our competitors or otherwise, such a loss of our PFO HDE would potentially cause a very material reduction in U.S. sales, resulting in significant operating losses based upon our current operational structure. Under these circumstances, and in the absence of substantial sources of new financing, our future prospects would be severely limited.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST II.

In September 2005, we received conditional approval from the FDA of an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. We are utilizing analyzed data from MIST to modify and strengthen MIST II. We cannot be certain that the FDA will approve proposed amendments to the study. Patient enrollment, which commenced in January 2006, is currently estimated to be completed in early 2007, with patient follow-up over a one-year period. We currently project the costs of this clinical study to be in the range of $16.0 to $20.0 million through 2008. We cannot be certain that this study will demonstrate an effective and sufficient treatment effect between PFO closure and migraine headaches utilizing our proprietary technology. We cannot be certain that our preliminary cost estimates for MIST II will not need to be adjusted upwards significantly. Furthermore, we cannot be certain that we will ultimately obtain a PMA from the FDA based upon the final results of this study or whether further studies might be required by the FDA before consideration of a PMA. In addition, if patient enrollment were to progress as rapidly as we experienced for our MIST UK study, we cannot be certain of the effect, if any, on the level of commercial sales of our CardioSEAL® products in the United States during the enrollment period.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study was designed to evaluate the effectiveness of transcatheter closure of a PFO in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. Preliminary results of MIST, which were released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results also indicated that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. We currently estimate the total costs of MIST, including third-party contracts, agreements with clinical sites and other service providers, to be approximately $4.3 to $4.5 million. While the results of MIST represented proof of concept and a statistically significant treatment effect, we cannot be certain of the market acceptance of PFO closure as a treatment for certain migraine patients in Europe. Patients enrolled in MIST have an opportunity to consent to be treated and/or monitored as part of a follow-up study (MIST III).

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF BEST.

In June 2005, we received approval to initiate our BEST clinical study in the United Kingdom. We currently estimate total costs of this study, including third-party contracts and agreements with clinical sites and other service providers, to be in the range of $1.2 to $1.5 million through late 2006. We cannot be certain that the projected costs of BEST will not need to be adjusted upwards. Furthermore, we cannot be certain that we will secure European commercial approval for our BioSTAR™ technology through the CE Mark process.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. During the three months ended March 31, 2006, the rate of patient enrollment has been disappointing. At the present time, we are working with our consultants, regulatory bodies and investigators to develop a course of action designed to enable us to complete the CLOSURE I enrollment. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved and implemented, it is difficult to estimate the completion date. It is currently anticipated that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $24.0 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the three months ended March 31, 2006, net royalty income increased approximately 7.6% over the comparable period ended March 31, 2005. These increases have been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in 2008, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our cardiac septal repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 24. Due to our relatively new sales staff, and because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

We are currently involved in a litigation of dispute as described in Part II, Item 1 (Legal Proceedings). An adverse outcome in any one of these disputes could result in substantial monetary damages and or negatively impact our ability to use intellectual property and, therefore, negatively impact our financial condition or results of operations.

PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS AND UNINSURED OR UNDERINSURED LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The testing, marketing and sale of implantable devices and materials carry an inherent risk that users will assert product liability claims against us or our third-party distributors. In these claims, users might allege that their use of our devices had adverse effects on their health. A product liability claim or a product recall could have a material adverse effect on our business. Certain of our devices are designed to be used in life-threatening situations where there is a high risk of serious injury or death. Although we currently maintain limited product liability insurance coverage, we cannot be certain that in the future we will be able to maintain such coverage on acceptable terms, or that current insurance or insurance subsequently obtained will provide adequate coverage against any or all potential claims. Furthermore, we cannot be certain that we will avoid significant product liability claims and the attendant adverse publicity. Any product liability claim, or other claim, with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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

WE FACE UNCERTAINTIES WITH RESPECT TO THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT.

In the United States, Medicare, Medicaid and other government insurance programs, as well as private insurance reimbursement programs, greatly affect revenues for suppliers of health care products and services. Such third-party payors may affect the pricing or relative attractiveness of our products by regulating the maximum amount, if any, of reimbursement which they provide to the physicians and hospitals using our devices, or any other products that we may develop. If, for any reason, the third-party payors decided not to provide reimbursement for our products, our ability to sell our products would be materially adversely affected. Moreover, mounting concerns about rising healthcare costs may cause the government or private insurers to implement more restrictive coverage and reimbursement policies in the future. In the international market, reimbursement by private third-party medical insurance providers and by governmental insurers and providers varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement.

ITEM 6.	EXHIBITS

Number	Description of Exhibit

10.1	Settlement and Mutual General Release Agreement, dated as of March 24, 2006, by and among NMT Medical, Inc., AGA Medical Corporation and Lloyd A. Marks, M.D.

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 9, 2006	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

10.1	Settlement and Mutual General Release Agreement, dated as of March 24, 2006, by and among NMT Medical, Inc., AGA Medical Corporation and Lloyd A. Marks, M.D.

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.