Form 10-Q/A
period 2006-06-30
NMT MEDICAL INC
filed 2006-09-29
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2006, there were 12,804,940 shares of Common Stock, $.001 par value per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10–Q/A amends Part II to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2006, solely for the purpose of correcting the inadvertent omission of Item 4 of Part II (Submission of Matters to a Vote of Security Holders) to include the results of the Registrant’s 2006 Annual Meeting of Stockholders, which results were previously described in a press release dated June 15, 2006. Except as previously noted, no other changes to the Form 10-Q have been set forth herein. In addition, pursuant to the rules of the Securities and Exchange Commission, the registrant has also included in this Form 10-Q/A, under Part II, Item 6 “Exhibits,” currently dated certifications pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2006 annual meeting of stockholders was held on June 15, 2006. Present at the annual meeting in person or through representation by proxy were 12,148,916 out of a total of 12,716,104 shares of common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1) election of six members to our board of directors, each to serve for a one-year term;

(2) approval of an amendment to our 2001 Stock Incentive Plan, as amended, to increase the number of shares of our common stock authorized for issuance thereunder from 1,100,000 to 1,500,000 shares;

(3) approval of an amendment to our 2001 Employee Stock Purchase Plan, as amended, to increase the number of shares of our common stock authorized for issuance thereunder from 275,000 to 425,000 shares;

(4) approval of an amendment to our 1996 Stock Option Plan for Non-Employee Directors, as amended, to increase the number of shares of our common stock authorized for issuance thereunder from 325,000 to 575,000 shares; and

(5) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

The results of the voting on the matters presented to the stockholders at the annual meeting are as set forth below; there were no broker non-votes for any of the matters.

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	11,792,503	356,403
Cheryl L. Clarkson	11,730,078	418,838
Daniel F. Hanley, M.D.	11,724,082	424,834
James E. Lock, M.D.	11,114,727	1,034,189
Francis J. Martin	11,729,403	419,513
Harry A. Schult	11,784,811	364,105

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
AMENDMENT TO 2001 STOCK INCENTIVE PLAN	2,713,572	3,296,232	227,065
AMENDMENT TO 2001 EMPLOYEE STOCK PURCHASE PLAN	4,743,242	1,273,662	219,964
AMENDMENT TO 1996 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS	5,258,179	755,885	222,804
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP	12,105,938	37,016	5,961

Item 6. Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: September 29, 2006	By:	/s/ John E. Ahern
John E. Ahern
President and Chief Executive Officer

Date: September 29, 2006	By:	/s/ Richard E. Davis
Richard E. Davis
Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.