Form 10-Q
period 2006-09-30
NMT MEDICAL INC
filed 2006-11-09
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File No. 000-21001

________________

NMT MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

________________

Delaware	95-4090463
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 Wormwood Street, Boston, Massachusetts	02210-1625
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

________________

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

As of November 6, 2006, there were 12,897,636 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NMT Medical, Inc.

Consolidated Balance Sheets

	At September 30, 2006	At December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,345,199	$10,390,139
Marketable securities	34,301,550	21,116,346
Accounts receivable, net of reserves of approximately $374,000 for 2006 and approximately $370,000 for 2005	2,784,817	2,846,684
Inventories	2,022,586	1,726,300
Prepaid expenses and other current assets	4,346,953	3,605,540

Total current assets	50,801,105	39,685,009

Property and equipment, net	1,069,095	804,769

Other assets	9,700	-

Total assets	$51,879,900	$40,489,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,380,515	$2,654,399
Accrued expenses	6,748,711	6,515,809

Total current liabilities	9,129,226	9,170,208

Commitments and contingencies (Note 12)

Stockholders’ equity :
Preferred stock, $.001 par value
Authorized--3,000,000 shares
Issued and outstanding--none	-	-
Common stock, $.001 par value
Authorized--30,000,000 shares
Issued--12,895,887 shares in 2006 and 12,635,832 in 2005	12,896	12,636
Additional paid-in capital	50,033,700	48,232,778
Less: treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive income (loss)	12,497	(52,834)
Accumulated deficit	(7,188,819)	(16,753,410)

Total stockholders’ equity	42,750,674	31,319,570

Total liabilities and stockholders’ equity	$51,879,900	$40,489,778

See accompanying notes.

NMT Medical, Inc.

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2006	2005	2006	2005
Revenues:
Product sales	$5,313,777	$4,925,617	$16,297,047	$14,214,768
Net royalty income	1,597,193	1,115,776	4,646,543	3,448,301

Total revenues	6,910,970	6,041,393	20,943,590	17,663,069

Expenses:
Cost of product sales	1,453,959	1,391,468	4,336,144	4,049,143
Research and development	3,671,357	4,325,914	12,015,624	11,026,922
General and administrative	1,685,670	1,121,882	5,146,013	3,766,907
Selling and marketing	1,920,077	1,483,065	6,286,165	4,528,401

Total costs and expenses	8,731,063	8,322,329	27,783,946	23,371,373

Net gain from settlement of litigation	-	-	15,183,894	-

Income (loss) from operations	(1,820,093)	(2,280,936)	8,343,538	(5,708,304)

Other Income (Expense):
Interest income, net	512,308	229,443	1,286,569	592,239
Currency transaction loss	(21,281)	(8,439)	(15,516)	(100,904)

Total other income, net	491,027	221,004	1,271,053	491,335

Income (loss) from continuing operations before income taxes	(1,329,066)	(2,059,932)	9,614,591	(5,216,969)

Provision for income taxes	50,000	-	50,000	-

Income (loss) from continuing operations	(1,379,066)	(2,059,932)	9,564,591	(5,216,969)

Income from discontinued operations	-	-	-	90,687

Net Income (loss)	$(1,379,066)	$(2,059,932)	$9,564,591	$(5,126,282)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$(0.17)	$0.75	$(0.43)
Income from discontinued operations	-	-	-	0.01

Basic net income (loss) per share:	$(0.11)	$(0.17)	$0.75	$(0.42)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$(0.17)	$0.70	$(0.43)
Income from discontinued operations	-	-	-	0.01

Diluted net income (loss) per share:	$(0.11)	$(0.17)	$0.70	$(0.42)

Weighted average common shares outstanding:
Basic	12,777,362	12,373,146	12,707,667	12,274,488

Diluted	12,777,362	12,373,146	13,603,173	12,274,488

See accompanying notes.

NMT Medical, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,564,591	$(5,126,282)
Income from discontinued operations	-	(90,687)

Income (loss) from continuing operations	9,564,591	(5,216,969)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities --
Depreciation and amortization	(86,616)	668,281
Stock-based employee compensation	648,547	257,188
Changes in assets and liabilities --
Accounts receivable	61,867	(537,008)
Inventories	(296,286)	633,441
Prepaid expenses and other assets	(751,113)	28,662
Accounts payable	(273,884)	571,492
Accrued expenses	232,904	1,260,106

Net cash provided by (used in) operating activities	9,100,010	(2,334,807)

Net cash used in discontinued operations	-	(324,267)

Cash flows from investing activities:
Purchases of property and equipment	(519,792)	(135,352)
Purchases of marketable securities	(38,377,755)	(12,792,365)
Proceeds from maturities of marketable securities	25,600,000	15,370,000
Decrease in restricted stock	-	1,122,200

Net cash (used in) provided by investing activities	(13,297,547)	3,564,483

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	820,002	964,596
Proceeds from issuance of common stock pursuant to employee stock purchase plan	332,595	222,086

Net cash provided by financing activities	1,152,597	1,186,682

Net (decrease) increase in cash and cash equivalents	(3,044,940)	2,092,091
Cash and cash equivalents, beginning of period	10,390,139	9,338,208

Cash and cash equivalents, end of period	$7,345,199	$11,430,299

See accompanying notes.

NMT Medical, Inc.

Notes to Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-

based procedures. We are investigating the potential connection between a common cardiac defect called a patent foramen ovale (“PFO”) and brain attacks such as migraine headaches, stroke, transient ischemic attacks (TIAs) and other potential brain attacks. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 21,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying consolidated financial statements at September 30, 2006 and for the three and nine-month periods ended

September 30, 2006 and 2005 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our

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

3. Stock-Based Compensation

We have various types of stock-based compensation plans. These plans are administered by our Joint Compensation and

Options Committee of our Board of Directors. A description of our stock-based compensation plans is contained in Note 9 of the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting

Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS

No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 “Accounting for Stock Issued to

Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. In April 2005, the Securities and Exchange Commission (“SEC”) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrant’s first fiscal year that begins on or after June 15, 2005. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with

APB No. 25 to account for employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors prior to the adoption of SFAS No. 123R.

Under the modified prospective approach, SFAS No. 123R applies to new awards issued on or after January 1, 2006 as well as awards that were outstanding as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, we utilize the straight-line attribution method for recognizing stock-

based compensation expense under SFAS No. 123R. We recorded $223,000 and $649,000 of compensation expense in the three and nine months ended September 30, 2006, respectively, for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values. Of these amounts, for the three and nine months ended September 30, 2006, respectively, $182,000 and $381,000 was recorded as part of general and administrative expenses, $31,000 and $146,000 was included in research and development expenses, $5,000 and $101,000 was included in selling and marketing and $5,000 and $21,000 was included in cost of product sales.

3. Stock-Based Compensation (continued)

At September 30, 2006, there was $1.2 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of fewer than four years.

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

No. 123R calculation for the three and nine months ended September 30, 2006. Under prior accounting rules, the benefits of tax deductions in excess of recognized compensation cost would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Results for the three and nine months ended September 30, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123R, with stock options expensed using the straight-line attribution method, our net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below:

	For The Three Months Ended September 30,	For The Nine Months Ended September 30,

	2005	2005

Net loss as reported (Under APB No. 25)	$(2,059,932)	$(5,126,282)
Add: Stock-based employee compensation included in net loss as reported	-	257,188
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(431,078)	(979,680)

Pro forma net loss	$(2,491,010)	$(5,848,774)

Basic and Diluted net loss per common share:
As reported	$(0.17)	$(0.42)

Pro forma	$(0.20)	$(0.48)

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For The Nine Months Ended September 30,

	2006	2005
Expected life (years)	4.0	7.0
Expected stock price volatility	58% - 63%	69%
Expected dividend yield	0%	0%
Risk-free interest rate	4.27% - 5.12%	4.06%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the three and nine months ended September 30, 2006 was based upon the actual forfeiture rate for the preceding four years,

which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS No. 123R, we used the expected life equal to the vesting period of four years. For the three and nine months ended September 30, 2005, we used the midpoint of the vesting period to the grant expiration, which ranged from four years to ten years, to obtain the expected life of seven years.

3. Stock-Based Compensation (continued)

The following table summarizes a reconciliation of all stock option activity for the three months ended September 30, 2006:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at July 1, 2006	1,709,945	$6.91
Granted	8,350	12.33
Exercised	(115,014)	3.60		$1,138
Cancelled	(32,150)	13.96

Options outstanding at September 30, 2006	1,571,131	7.03	6.72	$13,492

Options exercisable at September 30, 2006	1,197,021	$6.59	6.32	$10,771

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $412,400 and $820,002 for the three and nine months ended

September 30, 2006, respectively. We have not recorded any tax benefit from stock option exercises, since we expect to have a minimal tax provision for the year ending December 31, 2006.

The following table summarizes the non-vested stock option activity for the three months ended September 30, 2006:

	Number of shares	Weighted- average grant date fair value
Non-vested stock at beginning of period	456,668	$8.14
Granted	8,350	12.33
Vested	(67,559)	5.07
Cancelled	(23,350)	13.28

Non-vested at September 30, 2006	374,109	$8.47

The following table summarizes information about stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$ 1.25 - $ 1.56	20,000	4.34	$1.53	20,000	$1.53
1.57 - 2.25	86,642	4.16	2.07	86,642	2.07
2.26 - 3.50	323,036	6.66	3.18	243,327	3.10
3.51 - 5.18	301,655	6.58	4.35	229,836	4.44
5.19 - 7.80	444,273	6.67	6.67	392,439	6.60
7.81 - 12.19	154,950	10.16	10.16	56,195	9.67
12.20 - 15.92	18,750	14.43	14.34	75	15.57
15.93 - 17.30	214,025	16.53	16.53	168,507	16.38
17.31 - 23.66	7,800	20.01	20.01	-	-

$ 1.25 - $23.66	1,571,131	8.33	$7.03	1,197,021	$6.58

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt Equity Securities,” we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at September 30, 2006 consisted of approximately $34.3 million of debt instruments with maturities ranging from October 2006 to April 2008. Approximately

$12,000 of accumulated unrealized gains were recorded at September 30, 2006 as a component of accumulated other comprehensive loss. Accrued interest receivable of approximately $275,000 and $225,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005,

respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30, 2006	At December 31, 2005

Raw materials	$467,433	$468,191
Work-in-process	550,203	151,305
Finished goods	1,004,950	1,106,804

	$2,022,586	$1,726,300

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

7. Settlement of Litigation

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA Medical Corporation

(“AGA”). AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment, which was received in its entirety on April 12, 2006, has been shared equally,

after deduction of our legal fees and expenses, with the inventor of the patent, Lloyd A. Marks, M.D. (“Dr. Marks”). All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. Included in the accompanying consolidated statement of operations for the nine months ended September 30, 2006 was a net gain from settlement of litigation of approximately $15.2 million and a one-time revenue recognition of $500,000 for the nonexclusive sublicense.

8. Income Taxes

In accordance with SFAS No. 109, the Company has provided for taxes on income from continuing operations based upon its anticipated effective income tax rate. The Company anticipates an effective income tax rate of 2% of income from continuing operations, since the Company will be able to utilize net operating loss carryforwards to reduce its taxable income. The provision for income taxes for the nine months ended September 30, 2006 is based on anticipated taxable income for the fiscal year ending December 31, 2006 as a result of the $15.2 million gain from settlement of litigation with AGA.

9. Net Income (loss) per Common and Common Equivalent Share

Basic and diluted net income (loss) per share was presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. For the nine months ended September 30, 2006, options to purchase 895,506 common shares were included in diluted weighted average shares outstanding. For the three months ended September 30, 2006, options and warrants to purchase a total of 895,506 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive. For the three and nine-month periods ended September 30, 2005, 1,740,201 common shares have been excluded from the computation of diluted weighted average shares outstanding because they would also be anti-dilutive.

10. Comprehensive Income (loss)

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in consolidated financial statements. Comprehensive income

(loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2006	2005	2006	2005

Net income (loss)	$(1,379,066)	$(2,059,932)	$9,564,591	$(5,126,282)
Unrealized gain on marketable securities	62,552	30,065	65,331	59,911

Net comprehensive income (loss)	$(1,316,514)	$(2,029,867)	$9,629,922	$(5,066,371)

The accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

11. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement

No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

12. Commitments and Contingencies

(a) Litigation

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

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

We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August

30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We have appealed the ruling to the U.S. Court of Appeals for the Federal Circuit where we seek to have the decision overturned.

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

All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. On

April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million. Included in the accompanying consolidated statement of operations for the nine months ended September 30, 2006 was a net gain from settlement of litigation of approximately $15.2 million. The net gain reported consisted of our portion of the settlement less legal fees. Also included in net royalty income for the nine months ended September 30, 2006 is $500,000 of the settlement related to the issuance of the sublicense. We have had a history of losses and as such have not recorded a tax provision. However, based on our latest 2006 forecast, including the $15.2 million gain from the settlement of litigation, it is expected that we will report taxable income for the year ending December 31, 2006. We will be able to offset the vast majority of the estimated 2006 consolidated tax provision through the use of operating loss carryforwards. Accordingly, we have provided a $50,000 tax provision in the third quarter of 2006, which primarily relates to Alternative Minimum Tax.

12. Commitments and Contingencies (continued)

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized,

double-blinded study to evaluate the effectiveness of transcatheter closure and structural heart repair of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-

center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association (“MAA”), a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Preliminary results of

MIST, which were released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients,

almost 40% had a moderate or large PFO, six times greater than the general population. MIST results indicated for the first time in a randomized controlled study that closing a PFO provides a significant treatment effect in some patients. The study showed that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. Total costs of this trial, including third-party contracts and agreements with clinical sites and other service providers, are currently estimated to be approximately $4.7 million. Of this total, approximately $3.9 million was incurred through 2005. We currently estimate 2006 costs to be approximately $700,000, of which approximately $600,000 was incurred during the nine months ended September 30, 2006.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration (“FDA”) of an

Investigational Device Exemption (“IDE”) to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II.

MIST II is a prospective, randomized, multi-center, controlled study. In August 2006, utilizing data from our MIST and

BEST (BioSTAR® Evaluation STudy) trials we received conditional approval from the FDA for modifications we requested to the IDE. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headaches and an upgrade to the implant used in the study from STARFlex® to our new bioabsorbable BioSTAR®.

The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study will also incorporate our newest, most technologically advanced delivery system. More than 20 U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently anticipate that when completed, study data from MIST II will be used to support a PFO pre-market approval (“PMA”) application. We currently project the costs of this clinical study to be in the range of $16.0 to $20.0 million through 2008. Of this total, approximately $300,000 was incurred during 2005, and we currently estimate 2006 costs to be approximately $6.9 million, of which approximately $1.3 million was incurred during the nine months ended September 30, 2006.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST

III. In MIST III, control patients from the original MIST study, i.e., those who did not receive the STARFlex® implant, have the option to receive an implant and participate in MIST III after they have been unblinded as part of the MIST study. These patients will follow the protocol as in MIST after which they will be followed for an additional 18 months. In addition,

migraine patients with a PFO who did receive a STARFlex® implant in MIST and opt to participate in MIST III will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.2 million, which we currently expect to be incurred through 2007. Of this total, we currently estimate 2006 costs to be approximately $800,000 to

$1.0 million, of which approximately $600,000 was incurred during the nine months ended September 30, 2006.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation STudy (BEST), a multi-center study designed to evaluate our new BioSTAR® structural heart repair technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study is to secure European commercial approval for our novel BioSTAR® technology through the Conformite Europeene (“CE Mark”) process, which we anticipate receiving by the end of 2006. In May of 2006, we reported data from the six-month follow-up period of 57 patients at the late breaking clinical trials session at the EuroPCR, the largest international cardiology meeting in Europe. At 30 days post implant with BioSTAR®, complete closure rate was achieved in 88.5% of the study subjects. At six months, the complete closure rate increased to 96.4%. No major safety issues were observed. At the recent 2006 Transcatheter Cardiovascular

Therapeutics 18th Annual Scientific Symposium, 30 day post implant complete closure rate was updated to 92% of the study patients. The average procedure time to close the septal defect with BioSTAR® was approximately 40 minutes. We currently estimate total costs of this study, including third-party contracts and agreements with clinical sites and other service providers, to be approximately $1.4 million. Of this total, approximately $900,000 was incurred in 2005. We currently estimate 2006 costs to be approximately $500,000, of which approximately $400,000 was incurred during the nine months ended September 30, 2006.

CLOSURE I

In June 2003, the FDA approved our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and transient ischemic attack. The trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a

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

Including the internal costs of our clinical department and the manufacturing costs of our STARFlex® products to be implanted, we currently estimate total CLOSURE I costs to be approximately $24 million through the completion of the trial and submission to the FDA. Of this total, approximately $9.4 million of costs were incurred through 2005. We currently estimate 2006 costs to be approximately $4.0 million, of which approximately $2.8 million was incurred during the nine months ended September 30, 2006. The timing and amount of these obligations are dependent on various factors, including the timing of patient enrollment and patient monitoring. Under certain agreements with third-party service providers, we have the right to terminate, in which case the remaining obligations under such agreements would be limited to costs incurred as of that date.

CARS

In August 2006, we announced that the FDA approved our CARS (“Closure After Recurrent Stroke”) IDE. This study will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. However, while patients in the

CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. Patients previously covered by the our PFO Humanitarian Device Exemption (“HDE”) only had access to the Company’s original

CardioSEAL® device. In addition, the FDA recently informed us that they commenced a formal HDE review process for all existing PFO closure devices. Because of the many clinical advances since its approval over six years ago, the FDA asked us to consider voluntary withdrawal of our HDE. We expressed concern to the FDA that we did not want to put patients who were currently covered under the HDE at risk of losing access to PFO closure. The FDA endorsed our support for those patients and as a result, quickly approved the CARS IDE. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. Approval of the CARS IDE, combined with our ongoing CLOSURE I trial,

allows the Company to maintain two sources for PFO closure in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act

of 1934. These statements are often identified by the words “believe,” “plans,” “estimate,” “project,” “target,” “continue,”

“intend,” “expect,” “future,” “anticipates,” and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report are made only as of the date of this report and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves,

inventories and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended

December 31, 2005. Other than the adoption of SFAS No. 123R, as discussed in Note 3 of the Notes to Consolidated

Financial Statements, there have been no material changes to our critical accounting policies as of September 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER

30, 2005

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Three Months Ended September 30,				Increase (Decrease) 2005 to 2006	% Change 2005 to 2006
	2006	%	2005	%
	(In thousands, except percentages)
Revenues:
Product sales	$5,314	76.9%	$4,926	81.5%	$388	7.9%
Net royalty income	1,597	23.1%	1,115	18.5%	482	43.2%

Total revenues	6,911	100.0%	6,041	100.0%	870	14.4%

Costs and expenses:
Cost of product sales	1,454	27.4%	1,391	28.2%	63	4.5%
Research and development	3,671	53.1%	4,326	71.6%	(655)	(15.1)%
General and administrative	1,686	24.4%	1,122	18.6%	564	50.3%
Selling and marketing	1,920	27.8%	1,483	24.5%	437	29.5%

Total costs and expenses	8,731	126.3%	8,322	137.8%	409	4.9%

Loss from operations	(1,820)	(26.3)%	(2,281)	(37.8)%	461	(20.2)%

Other Income (Expense):
Interest income, net	512	7.4%	229	3.8%	283	123.6%
Currency transaction loss	(21)	(0.3)%	(8)	(0.1)%	(13)	-

Total other income, net	491	7.1%	221	3.7%	270	122.2%

Net loss before provision for income taxes	(1,329)	(19.2)%	(2,060)	(34.1)%	731	-

Provision for income taxes	50	2.6%	-	-	50	-

Net loss	$(1,379)	(20.0)%	$(2,060)	(34.1)%	$681	-

REVENUES THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED

SEPTEMBER 30, 2005

	For The Three Months Ended September 30,		Increase (Decrease)	% Change

	2006	2005	2005 to 2006	2005 to 2006
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$4,657	$4,211	$373	8.9%
Europe	657	715	15	2.1%

Total product sales	5,314	4,926	388	7.9%

Net royalty income:
Bard	1,576	1,080	496	45.9%
BSC	21	35	(14)	(40.0)%

Total net royalty income	1,597	1,115	482	43.2%

Total revenues	$6,911	$6,041	$870	14.4%

The increase in CardioSEAL® and STARFlex® product sales for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily a result of increased product demand in the United States and Canada.

We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts has resulted in the addition of new U.S. and Canadian customers. At this time, we are unable to predict whether our actions and the actions of the FDA regarding the Humanitarian Device Exemption (“HDE”) will have a material positive or negative impact on our product revenue. European sales represented approximately 13.7% and 14.5% of total CardioSEAL® and

STARFlex® product sales for the three months ended September 30, 2006 and 2005, respectively. The decrease in European sales was primarily attributable to increased clinical programs throughout Europe. However, we believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe have increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our STARFlex®

technology along with (ii) the anticipated awarding of the CE Mark for BioSTAR® by the end of 2006, our European product sales will increase as a percentage of total sales.

Increased net royalty income was directly attributable to higher sales by Bard of its Recovery™ Filter (“RNF”) product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. We cannot be certain that the recent trend of net royalty revenue from Bard can be sustained or maintained at its current level.

Cost of Product Sales. For the three months ended September 30, 2006, cost of product sales, as a percentage of total product sales, was approximately 27.4% compared with 28.2% in the comparable period of 2005. This decrease in cost as a percentage of product sales was primarily due to the increase in production levels to our normalized plant capacity levels. In

2005, we incurred unabsorbed manufacturing overhead costs due to production volumes below our normalized levels. As a result, in accordance with the provisions of SFAS No. 151, “Inventory Costs,” a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of inventory unit costs, but instead were charged to cost of product sales in the period incurred. With 2006 production levels projected to increase to normalized plant capacity levels, we expect full absorption of our manufacturing costs in 2006. We currently expect 2006 cost of product sales, as a percentage of product sales, to increase slightly during the fourth quarter of 2006. For the full year 2006, we currently expect cost of product sales to be approximately 28% of total product sales, compared with approximately 28% for fiscal 2005. Included in cost of product sales were royalty expenses of approximately $522,000 and $482,000 for the three months ended September 30, 2006 and 2005, respectively.

Research and Development. The decrease of $655,000 in research and development expense was primarily due to (i)

decreased costs of our MIST study, which decreased approximately $575,000 for the three months ended September 30, 2006 compared to the same period of 2005, (ii) decreased costs of our BEST study of approximately $300,000 and (iii) decreased legal fees of approximately $675,000. These decreases were partially offset by (i) an increase of approximately $350,000 in

MIST II, for which enrollment began in January 2006; (ii) approximately $300,000 of increased costs related to CLOSURE I;

(iii) approximately $290,000 of increased product development costs related to future generation implant technologies; and

(iv) an increase of $150,000 related to MIST III, our follow-on study to MIST.

We currently expect 2006 research and development expense to increase to approximately $21 million compared to approximately $15.4 million in 2005, an approximate 36% increase, primarily attributable to (i) an approximate $4 million increase in clinical trial costs, principally related to the enrollment phase of our new MIST II study; (ii) an approximate $2 million increase in technology license and product development costs related to future generation implant technologies;

and (iii) increases in personnel related costs.

We initially expected research and development costs to increase to approximately $30 million in 2006, with an approximate

$11 million increase in clinical trial costs. However, in anticipation of the recent approval by the U.S. Food and Drug

Administration for modifications the Company requested to its current investigational device exemption for our MIST II study, enrollment and randomization for the MIST II study has not increased as quickly as originally anticipated.

General and Administrative. The increase in general and administrative expense of $564,000 was primarily attributable to

(i) $182,000 of non-cash stock-based compensation expense pursuant to SFAS No. 123(R), and (ii) increased personnel and recruitment costs of approximately $120,000. General and administrative expense is currently expected to increase by approximately 32% in 2006 compared to 2005. Contributing to this increase are costs required for compliance with Section

404 of the Sarbanes-Oxley Act of 2002 as well as an estimated increase in non-cash stock-based compensation expense of approximately $300,000 from the adoption of SFAS No. 123(R). We currently expect general and administrative expense as a percentage of total revenues to be approximately 25% in 2006 compared to 22.3% in 2005.

Selling and Marketing. The increase in selling and marketing expense of $437,000 was primarily the result of (i) an approximate $200,000 increase in sales incentive compensation and salary related costs and; (ii) an approximate $120,000 in incremental participation in scientific symposia and training expenses. We currently expect total selling and marketing expense to increase by approximately 31% in 2006 compared to 2005, primarily related to planned headcount and market expansion in Europe and increased marketing programs.

Interest Income. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increased percentage of marketable securities versus cash and cash equivalents in 2006 compared to 2005 and

(ii) the general trend of increasing short-term interest rates. We currently expect full year 2006 interest income to increase by approximately $800,000 compared with 2005 due primarily to (i) incrementally higher interest rate yields; and (ii) increased cash of approximately $15 million from the settlement of litigation; partially offset by projected use of $13 to $15 million of cash, cash equivalents and marketable securities to fund our MIST II and CLOSURE I studies, other research and development initiatives and market development programs.

Income Tax Provision. We recorded a minimal income tax provision for three months ended September 30, 2006 and no tax provision for the same period of 2005. The provision for the period ended September 30, 2006 was as a result of the

$15.2 million gain from the settlement of litigation with AGA.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30,

2005

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	Nine Months Ended September 30,				Increase (Decrease) 2005 to 2006	% Change 2005 to 2006
	2006	%	2005	%
	(In thousands, except percentages)
Revenues:
Product sales	$16,297	77.8%	$14,215	80.5%	$2,082	14.6%
Net royalty income	4,647	22.2%	3,448	19.5%	1,199	34.8%

Total revenues	20,944	100.0%	17,663	100.0%	3,281	18.6%

Costs and expenses:
Cost of product sales	4,336	26.6%	4,049	28.5%	287	7.1%
Research and development	12,016	57.4%	11,027	62.4%	989	9.0%
General and administrative	5,146	24.6%	3,767	21.3%	1,379	36.6%
Selling and marketing	6,286	30.0%	4,528	25.6%	1,758	38.8%

Total costs and expenses	27,784	132.7%	23,371	132.3%	4,413	18.9%

Net gain from settlement of litigation	15,184	72.5%	-	0.0%	15,184	100.0%

Income (loss) from operations	8,344	39.8%	(5,708)	(32.3)%	14,052	-

Other Income (Expense):
Interest income, net	1,287	6.1%	592	3.4%	695	117.4%
Currency transaction gain (loss)	(16)	(0.1)%	(101)	(0.6)%	85	-

Total other income, net	1,271	6.1%	491	2.8%	780	158.9%

Income (loss) from continuing operations before income taxes	9,615	45.9%	(5,217)	(29.5)%	14,832	-

Provision for income taxes	50	1.2%	-	0.0%	50	-

Income from continuing operations	9,565	45.7%	(5,217)	(29.5)%	14,782	-

Income from discontinued operations	-	-	91	-	(91)	-

Net income (loss)	$9,565	45.7%	$(5,126)	(29.0)%	$14,691	-

REVENUES NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED

SEPTEMBER 30, 2005

	For The Nine Months Ended September 30,		Increase (Decrease) 2005 to 2006	% Change 2005 to 2006
	2006	2005
	(In thousands, except percentages)

Product sales:
CardioSEAL® and STARFlex®:
North America	$14,336	$11,660	$2,602	22.3%
Europe	1,961	2,555	(520)	(20.4)%

	16,297	14,215	2,082	14.6%

Net royalty income:
Bard	4,060	3,330	730	21.9%
AGA	500	-	500	100.0%
BSC	87	118	(31)	(26.3)%

Total net royalty income	4,647	3,448	1,199	34.8%

Total revenues	$20,944	$17,663	$3,281	18.6%

The increase in CardioSEAL® and STARFlex® product sales for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily a result of increased product demand in the United States and Canada.

We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts has resulted in the addition of new U.S. and Canadian customers. European sales represented approximately 12.5% and 18.0% of total

CardioSEAL® and STARFlex® product sales for the nine months ended September 30, 2006 and 2005, respectively. The decrease in European sales was primarily attributable to increased clinical programs throughout Europe. However, we believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe have increased awareness of the positive treatment effect on severe migraine sufferers with a

PFO using our STARFlex® technology along with (ii) the anticipated awarding of the CE Mark for BioSTAR® by the end of

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

Cost of Product Sales. For the nine months ended September 30, 2006, cost of product sales, as a percentage of total product sales, was approximately 26.6% compared with 28.5% in the comparable period of 2005. This decrease in percentage of product sales was primarily due to the increase in production levels to our normalized plant capacity levels. In 2005, we incurred unabsorbed manufacturing overhead costs due to production volumes below our normalized levels. As a result, in accordance with the provisions of SFAS No. 151, “Inventory Costs,” a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of inventory unit costs, but instead were charged to cost of product sales in the period incurred. With 2006 production levels projected to increase to normalized plant capacity levels, we currently do not anticipate that any of our 2006 fixed manufacturing overhead will be charged as a period expense. Included in cost of product sales were royalty expenses of approximately $1.6 million and $1.4 million for the nine months ended September 30, 2006 and

2005, respectively.

Research and Development. The increase in research and development expense was primarily related to (i) approximately

$1.3 million of increased costs related to MIST II, for which enrollment began in January 2006; (ii) approximately $800,000 of increased technology license and product development costs related to future generation implant technologies;

(iii) approximately $600,000 related to MIST III; (iv) increased headcount and related personnel costs of approximately

$600,000, of which $146,000 resulted from non-cash stock-based compensation expense pursuant to the new accounting rules, effective January 1, 2006, prescribed by SFAS No. 123(R), “Share-Based Payment;” and (v) approximately $400,000 of increased costs related to CLOSURE I. These increased research and development expenses were partially offset by (i)

decreased costs of our MIST study, which decreased by approximately $1.9 million for the nine months ended September 30,

2006 compared with the same period of 2005; (ii) decreased legal fees of approximately $700,000 and (iii) decreased costs of our BEST study of approximately $200,000.

General and Administrative. The increase in general and administrative expense was primarily attributable to increased personnel and recruitment costs of approximately $400,000. General and administrative expenses for nine months ended

September 30, 2006 included $380,000 of non-cash stock-based compensation expense pursuant to SFAS No. 123(R).

General and administrative expenses for the comparable period ended September 30, 2005 included stock-based compensation of approximately $257,000 related to our 2001 stock option re-pricing.

Selling and Marketing. The increase in selling and marketing expense was primarily the result of (i) an approximate

$800,000 increase in sales incentive compensation and personnel and related costs, primarily in Europe; (ii) an approximate

$400,000 increase in training and market research services and (iii) an approximate $250,000 in incremental participation in scientific symposia.

Interest Income. The increase in interest income was primarily attributable to higher weighted average interest rates earned due to (i) the increased percentage of marketable securities versus cash and cash equivalents in 2006 compared to 2005; and

(ii) the general trend of increasing short-term interest rates.

Income Tax Provision. We recorded a minimal income tax provision for nine months ended September 30, 2006 and no tax provision for the same period of 2005. The provision for the period ended September 30, 2006 was as a result of the

$15.2 million gain from the settlement of litigation with AGA.

LIQUIDITY AND CAPITAL RESOURCES

	For The Nine Months Ended September 30, 2006

	2006	2005
	(In thousands)
Cash, cash equivalents, marketable securities and restricted cash	$41,647	$33,419
Net cash provided by (used in) operating activities	9,100	(2,335)
Net cash provided by (used in) discontinued operations	-	(324)
Net cash (used in) provided by investing activities	(13,298)	3,564
Net cash provided by financing activities	1,153	1,187

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 totaled approximately $9.1 million and consisted of a net income of approximately $9.6 million. Net income included $15.2 million for the gain on settlement of the AGA litigation. Net income included non-cash charges of approximately $562,000, which was offset by a net increase in working capital requirements of approximately $1 million.

The other non-cash charges of approximately $562,000 during the nine months ended September 30, 2006 consisted of

(i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS

123(R); (ii) amortization of bond discount; and (iii) depreciation of property and equipment.

The primary elements of the $1 million net increase in working capital requirements during the nine months ended

September 30, 2006 consisted of the following:

a)	In anticipation of receiving a CE Mark and having BioSTAR ® commercially available by the end of 2006, our inventories increased approximately $300,000 during the nine months ended September 30, 2006.

b)	Prepaid expenses and other current assets increased by approximately $740,000. The increase consisted of (i) a

$540,000 increase in our royalties due from Bard; (ii) a receivable from our landlord for approximately $160,000 for improvements we made to our leased premises, which are reimbursable per our lease agreement; and (iii) an increase of $50,000 in accrued interest receivable on interest-bearing investments.

Net cash used in operating activities for the nine months ended September 30, 2005 totaled approximately $2.3 million and consisted of a loss from continuing operations of approximately $5.2 million, offset by (i) net decreases in working capital requirements of approximately $2.0 million; and (ii) various non-cash charges to operations of approximately $925,000.

The non-cash charges of approximately $925,000 during the nine months ended September 30, 2005 consisted of (i) stock-

based compensation, principally related to our 2001 stock option re-pricing, for which full vesting was completed in April

2005; (ii) amortization of bond premium related to our marketable securities investments; and (iii) depreciation of property and equipment.

The primary elements of the $2.0 million net decrease in working capital during the nine months ended September 30, 2005 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $540,000, primarily due to an increase of approximately $1.1 million in total product sales for the three months ended September 30, 2005 compared to the three months ended December 31, 2004, partially offset by a higher proportion of North American product sales,

which generally have shorter collection cycles than European product sales.

(b)	Our inventories decreased by approximately $650,000 during the nine months ended September 30, 2005,

primarily due to planned reductions in production volumes.

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

(iii) $250,000 of legal and professional fees primarily in connection with ongoing patent infringement claims and compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (iv) $230,000 of accrued expenses related to

BEST; (v) $120,000 of sales commissions and royalties principally related to increased product sales; and

(vi) $570,000 of accounts payable.

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities of approximately $13.3 million during the nine months ended September 30, 2006 consisted primarily of approximately $38.4 million of purchases of marketable securities, offset by approximately $25.6 million of proceeds from maturities of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $520,000 during the nine months ended September 30, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2006 and

2005. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I, we currently expect to incur operating losses at least through 2007 and into 2008. The total cost of our MIST II study is currently estimated to be approximately $16.0 to $20.0 million through 2008. Of this amount, approximately $300,000 was incurred in 2005 and we currently expect to incur approximately $6.9 million in 2006, of which approximately $1.3 million was incurred during the nine months ended September 30, 2006. The total cost of our MIST III study is currently estimated to be $1.2 million. Of this amount, we currently estimate 2006 costs to be between $800,000 and $1.0 million, of which approximately $600,000 was incurred during the nine months ended September 30, 2006. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24.0 million through completion of the trial and submission to the FDA. Of this amount,

approximately $9.4 million was incurred through 2005 and we currently expect to incur approximately $4.0 million in 2006,

largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $1.0 million during 2006, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $41.6 million at September 30, 2006 (which includes the settlement of litigation received in April 2006) will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections,

we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $32.0 to $34.0 million at the end of 2006.

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2006, we did not engage in any off-balance sheet activities, including the use of structured finance or specific purpose entities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006 and December 31, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures

About Fair Value of Financial Instruments.” Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax,

respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements.

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

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency of these foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange

Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

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

We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August

30, 2006 the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We have appealed the ruling to the U.S. Court of Appeals for the Federal Circuit where we seek to have the decision overturned.

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

All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. On

April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million. Included in the accompanying consolidated statement of operations for the nine months ended September 30, 2006 was a net gain from settlement of litigation of approximately $15.2 million. The net gain reported consisted of our portion of the settlement less legal fees. Also included in net royalty income for the nine months ended September 30, 2006 is $500,000 of the settlement related to the issuance of the sublicense. We have had a history of losses and as such have not recorded a tax provision. However, based on our latest 2006 forecast, including the $15.2 million gain from the settlement of litigation, it is expected that we will report taxable income for the year ending December 31, 2006. We will be able to offset the vast majority of the estimated 2006 consolidated tax provision through the use of operating loss carryforwards. Accordingly, we have provided a $50,000 tax provision in the third quarter of 2006, which primarily relates to Alternative Minimum Tax.

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

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE.

We derive a substantial portion of our ongoing revenues from sales of our CardioSEAL® and STARFlex® products. In the

United States, through the month of October 2006, the FDA limits sales under our existing PFO Humanitarian Device

Exemption (“HDE”) to 4,000 CardioSEAL® implant units per year. As demand for, and costs associated with, these products fluctuates, including the potential impact of our revenue and non-revenue producing PFO IDE clinical trials on product sales,

our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of either of these products would directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

NMT was contacted by the FDA to review its existing HDE, which was approved more than six years ago. Since the HDE was approved, clinical conditions have significantly changed and the subset of patients who once qualified for consideration for PFO closure has increased beyond 4,000, the limit normally allowed under the HDE indication. Effective October 31,

2006, as a result and in connection with the CARS IDE Study, we voluntarily withdrew the HDE granted by the FDA on

February 1, 2000 for our CardioSEAL® Septal Repair System for closure of PFO. At this time, we are unable to predict whether our action and the actions of the FDA will have a material positive or negative impact on our product revenue. The withdrawal does not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United

States under the pre-market approval (PMA) indication for ventricular septal defects (VSD).

REVENUE GENERATED BY CARS IDE MAY BE LIMITED.

In August 2006 the Company received FDA approval for a new PFO/stroke Investigational Device Exemption (IDE), called

CARS (Closure After Recurrent Stroke). The CARS IDE will supplement the Company’s ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. The Company will provide eligible patients of both CARS and

CLOSURE I with NMT’s newer STARFlex® implant technology. Patients previously covered by the HDE only had access to the Company’s original CardioSEAL® device. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. We anticipate a shift of some recurrent stroke patients with PFOs to the CARS IDE from the original HDE because patients will have access to the newer

STARFlex® technology. At this time it is difficult to determine the impact on product revenue in the U.S. as a result of the transition from paid-for HDE devices to the paid-for devices under CARS. We believe the CARS IDE is a significant competitive achievement for NMT and is necessary to accommodate the growing demand for more advanced PFO/stroke treatments.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE

OUTCOME OF MIST II.

In September 2005, we received conditional approval from the FDA of an IDE to initiate enrollment in our pivotal

PFO/migraine clinical study, named MIST II. In August 2006, utilizing analyzed data from MIST, the FDA granted conditional approval for modifications the Company requested. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headache and upgrading the implant to the new BioSTAR®. Patient enrollment, which commenced in January 2006, is currently estimated to be completed in 2007, with patient follow-up over a one-year period. We currently project the costs of this clinical study to be in the range of $16.0 to $20.0 million through

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

AS A RESULT OF GOVERNMENT REGULATIONS, WE MAY EXPERIENCE LOWER SALES AND

EARNINGS.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States and abroad. Medical devices generally require pre-market clearance or pre-market approval prior to commercial distribution. Certain material changes or modifications to medical devices are also subject to regulatory review and clearance or approval. The regulatory approval process is expensive, uncertain and lengthy. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed. In addition, any products that we manufacture or distribute are subject to continuing regulation by the FDA. We cannot be certain that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis or at all. The occurrence of any of the following events could materially affect our business:

•	delays in receipt of, or failure to receive, regulatory approvals or clearances;

•	the loss of previous approvals or clearances, including our voluntary withdrawal of our PFO HDE;

•	the ability to enroll patients and charge for implants in the CARS IDE;

•	limitations on the intended use of a device imposed as a condition of regulatory approvals or clearances; and

•	our failure to comply with existing or future regulatory requirements.

In addition, sales of medical device products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Failure to comply with foreign regulatory requirements also could materially affect our business.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE

OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study was designed to evaluate the effectiveness of structural heart repair (transcatheter closure of a PFO) in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. Preliminary results of MIST, which were released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart,

bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results also indicated that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. We currently estimate the total costs of MIST, including third-party contracts, agreements with clinical sites and other service providers, to be approximately $4.5 million. While the results of

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE

OUTCOME OF BEST.

In June 2005, we received approval to initiate our BEST clinical study in the United Kingdom. We currently estimate total costs of this study, including third-party contracts and agreements with clinical sites and other service providers, to be approximately $1.2 million through late 2006. Furthermore, we cannot be certain that we will secure European commercial approval for our BioSTAR® technology through the CE Mark process.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE

OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. Through the period September 30,

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future, considering our anticipated significant spending on clinical trials, we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. If and when the shelf registration statement is declared effective, it will permit us to offer and sell up to $65 million of equity or debt securities.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the nine months ended September 30, 2006, net royalty income increased approximately 31.8% over the comparable period ended September 30, 2005. Net royalty revenue for the nine months ended September 30, 2006 included $500,000 related to the AGA settlement and the issuance of a sublicense to AGA. Excluding the amount related to the AGA settlement,

net royalty revenue increased approximately 17.3%. This increase has been directly attributable to higher sales by Bard of its

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND

GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 25. Due to our relatively new sales staff, and because we had marketed our initial products, such as stents and vena cava filters, through third parties,

we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL® and

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

ITEM 6.         EXHIBITS

Number	Description of Exhibit
10.1(1)	Amendment No. 1 dated as of August 14, 2006 to Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated May 20, 2004. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(**) Management Contract or compensatory plan or arrangement required to be filed as an Exhibit to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 9, 2006	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.1(1)	Amendment No. 1 dated as of August 14, 2006 to Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated May 20, 2004. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(**) Management Contract or compensatory plan or arrangement required to be filed as an Exhibit to the Quarterly Report on Form 10-Q.