Form 10-K
period 2006-12-31
NMT MEDICAL INC
filed 2007-03-12
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share Preferred Stock Purchase Rights	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting shares of Common Stock held by non-affiliates of the Registrant on June 30, 2006 was $124,843,108 based on the last reported sale price of registrant’s Common Stock on the NASDAQ Global Market on that date, which was $10.01 per share.

As of March 6, 2007, there were 12,923,399 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or a PFO, and brain attacks such as migraine headaches, embolic stroke, and transient ischemic attacks, or TIA. A common left to right shunt can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. In utero, the PFO is an opening in the atrial wall that allows the mother’s oxygenated blood to support the fetus. At birth, or usually by age one, the PFO completely closes, preventing venous blood and arterial blood from mixing. We believe that up to 25% of the population has a PFO that does not fully seal and most will never even know that they have this defect. Globally, more than 23,000 PFOs have been closed using our proprietary, minimally invasive, catheter-based implant technology.

We are a Delaware corporation and were incorporated in 1986. Our principal executive office is located at 27 Wormwood Street, Boston, Massachusetts 02210-1625, and our telephone number is (617) 737-0930. We maintain a website with the address www.nmtmedical.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission, or the SEC. We also make available on our website our proxy statements for our annual meetings of stockholders, initial reports of ownership and reports of changes in ownership of our common stock required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the charters for our audit committee, joint compensation and options committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of NMT Medical who requests it.

PRODUCTS

In February 1996, we acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Children’s Medical Center Corporation, or CMCC, also known as Children’s Hospital Boston. In connection with this acquisition, we acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair implant devices. Under the license agreements, as amended, we pay royalties to CMCC on all commercial sales of our cardiac septal repair products. We sell CardioSEAL® in the United States, Canada and Europe. We sell STARFlex® in Europe. We also re-sell third party products for use with the CardioSEAL® and STARFlex® implant devices, specifically vascular sizing balloons and sheaths. Since the second half of 2002, following completion of the transitional manufacturing agreement related to the sale of our former vena cava filter product line to C.R. Bard, Inc., or Bard, our cardiac septal repair implants have accounted for substantially all of our product sales. The aggregate of these product sales accounted for 78.6%, 80.8% and 80.5% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Cardiac septal repair implant devices are used for the repair of intracardiac shunts that result in abnormal blood flow through the chambers of the heart. Common cardiac septal defects include PFO, ventricular septal defect, or VSD, and atrial septal defects, or ASD. PFO, the most common of these defects, has been implicated as (i) a possible factor in certain migraine headaches; (ii) a possible cause of embolic stroke, for which other current treatments include lifelong anticoagulation therapy or open heart surgery; and (iii) a possible factor in sleep apnea, high altitude pulmonary edema, or HAPE, Alzheimers, among others. Treatments for these indications may present significant risks to the patient with a PFO. We believe that our catheter-based cardiac septal repair implant technologies may provide a minimally invasive and less costly treatment alternative. We estimate that the worldwide market potential for our cardiac septal repair implant technologies is more than 4.5 million procedures for migraine headaches and approximately 750,000 procedures annually for stroke and TIA. In addition, we believe that congenital heart defects, such as ASD and VSD, account for approximately 30,000 procedures.

In the United States, we received the U.S. Food and Drug Administration, or the FDA, approval to market our septal repair implant devices under Humanitarian Device Exemption, or HDE, regulations for three indications. Our first HDE approval was granted in September 1999 for nonsurgically closing fenestrated fontans. Following the FDA’s grant of a pre-market approval, or PMA, for a competitive device for this indication, this HDE was withdrawn. Our second HDE approval, also in September 1999, was granted for closing VSD in patients with high surgical risk factors. We received PMA for this indication in December 2001 and, accordingly, this HDE approval was no longer necessary and was withdrawn. Our third HDE approval, granted in February 2000, provided for the use of CardioSEAL® in treating PFO patients with recurrent cryptogenic stroke due to presumed paradoxical embolism through a PFO who have failed conventional drug therapy such as Coumadin®. In October 2006, we voluntarily withdrew this HDE due to significant changes in the clinical environment and we received approval from the FDA for our STARFlex® implant under an Investigational Device Exemption, or an IDE, called CARS (Closure After Recurrent Stroke). CMCC worked with us to generate the clinical data necessary for our HDE and PMA applications and approvals.

In 1998, we introduced design enhancements to the CardioSEAL® cardiac septal repair device, the STARFlex®, which incorporates a self-centering system. This system allows the implant to self-adjust to variations in the anatomy of a septal defect without deforming the septum or interfering with heart valve function. This feature accommodates easier implantation and the closure of larger defects than would otherwise be possible. Commercialization began in Europe following the awarding of the Conformité Europeene, or CE Mark, for STARFlex® in September 1998. During 2000, we introduced the QuickLoad enhancement to the entire CardioSEAL® product family, providing a more ergonomic implant loading system. In 2001, two additional STARFlex® sizes for treatment of larger defects were awarded the CE Mark. During 2003, we introduced in Europe the Rapid Transport® System, or RTS, which allows the interventional cardiologist to more easily implant the STARFlex® device. We recently introduced an enhanced version of the RTS in Europe, called RTP (Rapid Transport® Plus).

BioSTAR® is our proprietary bioabsorbable PFO implant and the first biological closure technology. The collagen matrix biomaterial in BioSTAR® enhances cell growth, promoting more rapid and complete sealing of the PFO defect. Over time, the BioSTAR® material is replaced by the body’s own native tissue. During 2005, we completed our BEST (BioSTAR® Evaluation STudy) trial, and we anticipate receiving a CE Mark within the next few months.

Regulatory Factors

In the United States, the FDA classifies septal repair implant devices as Class III medical devices, which require a PMA prior to being marketed. Under the FDA’s HDE regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based upon more limited clinical experience than is required for a full PMA. Specifically, an HDE application must include safety data, but need not contain the results of clinical investigations demonstrating that the device is effective for its intended use. An approved HDE authorizes marketing of a humanitarian use device, a device that treats or diagnoses a disease or condition that affects fewer than 4,000 individuals in the United States per year. Our CardioSEAL® product in the United States was granted an HDE in 2000 by the FDA for treating PFO patients with recurrent paradoxical stroke who have failed conventional drug therapy such as Coumadin®. On October 31, 2006 we voluntarily withdrew our HDE. The withdrawal was due to significant changes in the clinical environment since the HDE was granted six years prior. In order to accommodate the patients who were eligible for the HDE, and to support our ongoing CLOSURE I trial, we received an expedited approval for CARS. Patients who meet the requirements under CARS will benefit from an implant upgrade to our STARFlex® technology. We also sell our CardioSEAL® product in the United States under a PMA for patients with a ventricular septal defect, or VSD, who have high surgical risk factors.

The European Union has promulgated rules governing the marketing and sale of medical products in the countries of the European Union. These products must receive a CE Mark indicating that the manufacturer has conformed to all of the obligations required by the legislation. The CardioSEAL® and STARFlex® implants have been sold in Europe since they received the CE Mark. We have filed for and currently anticipate receiving a CE Mark for our new BioSTAR® bioabsorbable, biological closure structural heart repair implant within the next few months.

We also re-sell third party products for use with our CardioSEAL® and STARFlex® implant devices, specifically vascular sizing balloons and sheaths. Sales of our proprietary implant technologies, including these ancillary third party products, in the United States and Europe account for substantially all of our current product sales.

CLINICAL TRIALS

Migraine Opportunity

MIST

Several recent research studies have suggested that patients who have a significant right to left shunt may suffer from severe migraines. Some doctors have observed that after PFO closure to prevent recurrent stroke, patients who had previously suffered from migraines unexpectedly reported that their attacks either stopped completely or improved in terms of frequency and/or severity. In order to help confirm the clinical relevancy of this apparent connection between migraines and PFOs, in late 2004, we received approval to commence the first prospective, randomized, double-blinded, controlled clinical study in the United Kingdom using our existing proprietary STARFlex® septal repair technology. This clinical study, named MIST (Migraine Intervention with STARFlex® Technology), completed enrollment of 147 patients in July 2005, with follow-up evaluation over the following six-month period. Preliminary results of MIST, which we released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results indicated for the first time in a randomized controlled study that closing a PFO provides a significant treatment effect in some patients. The study showed that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50% compared to approximately 23% in the sham arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association, or MAA, a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be in the range of $4.7 to $4.9 million. Of this total, approximately $750,000 was incurred during 2006, and approximately $3.8 million was incurred through 2005. We currently estimate 2007 costs to be up to approximately $300,000.

We believe that the MIST trial demonstrated that eliminating a right to left shunt with STARFlex® helps to remove a risk factor contributing to certain migraine attacks. We also believe that this may represent a potential breakthrough treatment for patients currently not responding to other therapies. Based upon our current direct sales force, our planned additional investments in that strategy and potential demand for our proprietary technology, we believe that we could gain a portion of this large market opportunity.

MIST II

In September 2005, we received conditional approval from the FDA for an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. In August 2006, utilizing data from our MIST and BEST (BioSTAR® Evaluation STudy) trials, we received conditional approval from the FDA for modifications we requested to the IDE. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headaches and an upgrade to the implant used in the study from STARFlex® to our new bioabsorbable BioSTAR®. MIST II is a double-blinded trial designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study incorporates our newest, most technologically advanced delivery system. More than 20 U.S. research centers are participating in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently anticipate that when completed, study data from MIST II will be used to support a PFO PMA application. We currently estimate the costs of this clinical study to be in the range of $18 to $20 million through 2008. Of this total, approximately $1.7 million was incurred during 2006 and approximately $300,000 was incurred during 2005. We currently estimate 2007 costs to be approximately $14.6 million.

BEST

In June 2005, we received approval in the United Kingdom for our BEST study, a multi-center study designed to evaluate our new BioSTAR® structural heart repair technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment began in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study is to secure European commercial approval for BioSTAR® through the CE Mark process which we anticipate receiving within the next few months. In May of 2006, we reported data from the six-month follow-up period of 57 patients at the late breaking clinical trials session at the EuroPCR, the largest international cardiology meeting in Europe. At 30 days post implant with BioSTAR®, complete closure rate was achieved in 88.5% of the study subjects. At six months, the complete closure rate increased to 96.4%. No major safety issues were observed. At the recent 2006 Transcatheter Cardiovascular Therapeutics 18th Annual Scientific Symposium, 30 day post implant complete closure rate was updated to 92% of the study patients. The average procedure time to close the septal defect with BioSTAR® was approximately 40 minutes. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 to $1.6 million. Of this total, approximately $370,000 was incurred in 2006 and approximately $900,000 was incurred in 2005. We currently estimate 2007 costs to be approximately $300,000.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, i.e., those who did not receive the STARFlex® implant, have the option to receive an implant and participate in MIST III after they have been unblinded as part of the MIST study. These patients follow the protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST and opt to participate in MIST III will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.7 million through 2007. Of this total, approximately $750,000 was incurred in 2006.

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

Stroke / TIA Opportunity / Other

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

In June 2003, the FDA approved CLOSURE I, our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. Our CLOSURE I trial is expected to enroll approximately 1,600 patients at approximately 100 leading stroke and interventional cardiology centers in the United States, with half receiving a STARFlex® implant and the other half receiving drug therapy. Patient enrollment, which currently totals more than 600 patients, has progressed much slower than anticipated. We are continuing to work with our consultants, regulatory bodies and investigators to develop a course of action that will enable us to complete the CLOSURE I enrollment. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved, it is difficult to estimate the completion date. On March 2, 2007 the FDA held a public and private advisory panel meeting in order to discuss and subsequently make recommendations regarding the clinical trial design for PFO closure devices intended to reduce recurrent stroke. While the official recommendation has not yet been published, the FDA and advisory panel concurred that only randomized, controlled trials would provide the data necessary to be considered for pre-market approval. We provided the FDA and advisory panel our plan to complete the CLOSURE I study. Included in the plan is a protocol specified interim analysis of the study data. We are blinded to that data, but are able to ask if a revised statistical plan, under consideration by us and our investigators and advisors, is appropriately powered. If the revised plan is appropriate and approved by the FDA, we will be able to provide more accurate guidance on the time needed to complete enrollment. We expect to have this guidance within the next 90 days.

In April 2002, we filed a PMA application with the FDA for the use of our STARFlex® implant device for PFO closure in certain high risk patient populations, including the population currently served by the HDE PFO approval, using a subset of the data we used to obtain our VSD PMA in December 2001. At a September 2002 meeting of the Circulatory Systems Devices Panel of the FDA, the panel did not recommend approval of this PMA. Working closely with the FDA and experts from the neurology and interventional cardiology communities, we submitted to the FDA the clinical trial design for our PFO IDE. The trial is a prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. Patients will be evaluated periodically over a two-year period, during which time, safety and efficacy data, including recurrent event rates (i.e., stroke and/or TIA), will be collected for all patients. We have committed significant financial and personnel resources to the execution of our CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $4.5 million, $3.2 million and $3.7 million were incurred during 2006, 2005 and

2004, respectively. We currently project 2007 costs to approximate $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment.

In August 2006, we announced that the FDA approved our CARS IDE. This study will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. Patients previously covered by our PFO Humanitarian Device Exemption, or HDE, only had access to our original CardioSEAL® device. In addition, the FDA informed us that they had commenced a formal HDE review process for all existing PFO closure devices. Because of the many clinical advances since its approval over six years ago, the FDA asked us to consider voluntary withdrawal of our HDE, which we did in October 2006. We expressed concern to the FDA that we did not want to put patients who were currently covered under the HDE at risk of losing access to PFO closure. The FDA endorsed our support for those patients and as a result, quickly approved the CARS IDE. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. Approval of the CARS IDE, combined with our ongoing CLOSURE I trial, allows us to maintain two sources for PFO closure in the United States.

In addition, we are evaluating recent literature that shows a potential correlation between structural heart disease and other recurring events such as decompression illness, sleep apnea (oxygen desaturation), high altitude pulmonary edema (HAPE) and Alzheimer’s. This correlation builds on the concept that a right to left shunt may not be natural or appropriate, and in certain patients it may present an additional risk to the aforementioned recurring events, which risk we believe may be managed with our technology.

We do not charge for the products implanted in any of the aforementioned clinical trials.

OUR STRATEGY

Our primary strategic objectives for 2007 include:

•	receiving a CE Mark for BioSTAR®;

•	launching BioSTAR® in Europe;

•	completing the study enrollment/consent for MIST II;

•	making significant progress with the FDA relating to CLOSURE I redesign; and

•	gaining additional acceptable clinical data from MIST that demonstrates positive clinical efficacy of PFO closure in certain migraine patients.

If the results of our MIST, MIST II, and MIST III studies confirm a PFO/migraine connection and there is clinical and patient acceptance of our technology, we currently believe that PFO closure for migraine would represent a substantial and more immediate revenue growth opportunity for us as compared to PFO closure for stroke. With a strong balance sheet, including approximately $41.4 million of cash, cash equivalents, and marketable securities at December 31, 2006, and anticipated revenue growth from outside the United States, we currently believe that we have the available financial resources to complete these regulatory and clinical activities and to continue our focus on technological improvements to our products and intellectual property positions.

ROYALTY INCOME

Vena Cava Filters

In November 2001, we sold our former vena cava filter product line, including the Recovery™ Filter, or RNF, and Simon Nitinol Filter, or SNF, products, to Bard for $27 million in cash and up to an additional

$7 million in cash tied to certain performance and delivery milestones. We continued to manufacture the filter products for Bard through June 2002 and, upon final transfer of manufacturing to Bard, received a $4 million milestone payment on September 30, 2002. In January 2003, we received the final $3 million milestone payment as a result of Bard’s receipt of FDA approval for the commercial sale and use of its RNF product as of December 31, 2002. Commencing in 2003, we earned royalties from Bard on its sales of the vena cava filter products. Through the third quarter of 2007, the Bard royalty rate applicable to RNF product sales is substantially higher than the royalty rate applicable to SNF products, after which time the lower royalty rate applies to all products. These royalties are recorded net of certain royalties that we continue to pay to the estate of the original inventor under the terms of our agreements with Bard.

Stents

In November 1994, we licensed to Boston Scientific Corporation, or BSC, the exclusive worldwide rights to develop, manufacture, market and distribute products utilizing our stent technology. BSC is not prohibited from selling competing stents and has established a broad-based stent program. Pursuant to the license agreement, we earn sales royalties and, if applicable, manufacturing cost reduction incentives.

Net royalty income accounted for 21.4%, 19.2% and 19.5% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

Our research and development organization included 34 persons as of December 31, 2006, with departmental groups dedicated to product development, regulatory and clinical affairs, and quality assurance. Total company-sponsored research and development expenses were approximately $15.5 million, $12.7 million and $8.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. We do not have any customer-sponsored research and development activities. Of these totals, approximately $8.2 million, $7.5 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, were clinical trials costs.

Product Development

During 2005, we completed enrollment in our BEST clinical trial and we currently anticipate receiving a CE Mark in the next few months. We are continuing to develop our advanced biological closure technology called BioTREK™. BioTREK™ represents our second biological closure technology and follows our BioSTAR® implant technology. BioTREK™ incorporates a unique biosynthetic material that uses the body’s own regenerative capability to restore function naturally. We believe that BioTREK™ will provide a more natural, biological closure of structures within the heart, such as the PFO. Under a Phase I grant recently received from the National Institute of Health, or NIH, specifically a Small Business Technology Transfer Program grant from the National Heart, Lung and Blood Institute, we have initiated preclinical evaluation of BioTREK™.

Additionally, the research and development group continues to invest in strengthening our intellectual property assets in all aspects of structural heart repair.

Quality Assurance

Our quality assurance group is responsible for product inspection and release, and for ensuring company-wide compliance with U.S. and international quality system regulations. Quality assurance also manages our field quality and international regulatory approval activities.

MARKETING AND SALES STRATEGY

We market CardioSEAL® through our direct sales force to customers in the United States and Canada and market CardioSEAL® and STARFlex® directly in key European markets and through select distributors in other parts of Europe. As of December 31, 2006, worldwide sales and marketing personnel consisted of 27 persons, of which 14 are in various locations in the United States and 13 were based in Europe. Our European employees are based in Germany, France, the United Kingdom, Benelux and Scandinavia. During 2007, we plan to continue to expand our presence to include Ireland, Spain and other European countries.

Traditionally, the neurologist and the interventional cardiologist have not collaborated on patient diagnosis or treatment. We believe that the PFO/brain attack connection has changed that relationship. To further facilitate what we believe to be an emerging solution to these brain attacks associated with both migraine and stroke, we have focused added resources on enhancing the referral process and helping neurologists and interventional cardiologists form the partnerships needed to diagnose and treat PFO. These are often the most challenging aspects of introducing a new technology and promoting a new therapeutic concept. We have sponsored joint meetings in both Europe and the United States that brought together the interventional cardiology and stroke neurology communities on the subject of prevention and treatment of cardiac sources of migraine headache and stroke.

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

CUSTOMERS

Our customers are generally hospitals, clinics and other healthcare centers. It is not necessary for our U.S. customers to obtain Institutional Review Board, or IRB, approval to purchase CardioSEAL® products for VSD closure, as we have received a PMA for this indication. At December 31, 2006, we had approximately 350 active customers worldwide to which we sell our CardioSEAL® and STARFlex® products directly.

No customer accounted for greater than 10% of product sales in any of the three years in the period ended December 31, 2006.

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

COMPETITION

Four companies, AGA Medical Corp., or AGA, W. L. Gore & Associates, Inc., or Gore, Cardia, Inc., or Cardia, and St. Jude Medical, Inc., have developed or acquired technologies that may compete with our proprietary technologies. These companies sell their products in Europe and other international markets, and AGA and Gore also sell products in the United States. We believe that these competitors are conducting, or are planning to conduct, clinical trials in the United States and Europe. Additionally, more than 40 other companies or individuals have intellectual property in the field of septal closure, including devices, radiofrequency welding, suturing, abrasion, adhesives and other approaches.

We believe that the BioSTAR®, STARFlex®, and CardioSEAL® implants have a distinct advantage over other PFO closure devices. CardioSEAL® has the longest clinical use history, a highly conformable, atraumatic design, a tissue scaffold proven to promote endothelialization, and a low septal profile and low metal surface area. Additionally, STARFlex® has a self-adjusting PFO-compatible centering mechanism which provides exceptionally high closure rates. The Rapid Transport® delivery system and the Rapid Transport® Plus provide for simplicity by reducing the number of steps for implantation. We further believe that our new bioabsorbable devices, BioSTAR® and BioTREK™, will provide even more biological response by promoting quicker healing and device endothelialization, improving both PFO closure rate and patient safety.

We have initiated patent infringement claims against Cardia. See Item 3 (Legal Proceedings).

PATENTS AND PROPRIETARY TECHNOLOGY

We seek to protect our technology through the use of patents, trademarks and trade secrets. We are the owner or licensee of 64 issued United States (U.S.) patents, and corresponding foreign patents, relating to our structural heart repair implant technologies and other related cardiovascular implant technologies. In addition, we have more than 70 pending U.S. patent applications in the field of structural heart repair, including implants, delivery systems and accessory products, most of which have corresponding foreign counterparts.

The issued U.S. patents expire at various dates ranging from 2010 to 2023. The patents related to our anastomosis devices, which are minimally invasive means of attaching vascular grafts, expire in 2016, the patent for our radiopaque markers, which allow catheters to be more visible under x-ray, expires in 2014, the patents relating to our stents expire in 2012, the patents for our distal protection system expire from 2019 to 2023, the patent for our nitinol septal repair device expires in 2016, and the patent for our superelastic hinge joint, a novel concept with applicability to both implants and delivery systems, expires in 2017.

In addition, we are the exclusive licensee within specific fields of use to several technologies. We are the exclusive licensee under certain patents, expiring from 2012 to 2015, relating to the CardioSEAL®, STARFlex®, and BioSTAR® cardiac septal repair implants, delivery systems and methods for repairing cardiac and vascular defects. We are the exclusive licensee to a patent used in nitinol septal repair devices which expires in 2011. We are also the exclusive licensee under certain patents, expiring from 2014 to 2019, related to the intestinal collagen layer utilized in our BioSTAR® device and under certain patents, expiring from 2010 to 2021, related to the novel bioabsorbable polymer utilized in our BioTREK™ device.

We also rely on trade secrets and technical know-how in the development and manufacture of our devices, which we seek to protect, in part, through confidentiality agreements with our employees, consultants and other parties. We have nine trademarks, five of which are registered with the United States Patent and Trademark Office (see the following table).

Trademark	Jurisdiction	Status	Renewal Date
STARFlex®	United States	Registered	Aug 2012
STARFlex®	Canada	Registered	Sep 2020
STARFlex®	European Community	Registered	Feb 2011
STARFlex®	Japan	Registered	Jun 2014
NMT Medical®	United States	Registered	Apr 2011
NMT Medical®	Canada	Registered	Jan 2018
CardioSEAL®	United States	Registered	Jan 2008
Rapid Transport®	European Community	Registered	Aug 2013
BioSTAR®	United States	Registered	Jun 2016
BioSTAR®	European Community	Registered	Apr 2014
BioSTAR®	Japan	Registered	Oct 2015
Gator®	European Community	Registered	Apr 2014
Elegant Solutions®	United States	Registered	Aug 2009
At The Heart of Brain Attacks®	European Community	Registered	Sep 2015
BioTREK®	Japan	Registered	Feb 2016
BioSTAR™	Canada	Pending	—
Gator™	United States	Allowed	—
Gator™	Canada	Pending	—
Gator™	Japan	Pending	—
At The Heart of Brain Attacks™	United States	Published	—
At The Heart of Brain Attacks™	Canada	Pending	—
BioTREK™	United States	Pending	—
BioTREK™	Canada	Pending	—
BioTREK™	European Community	Pending	—

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

Vena Cava Filters

Under the terms of the 2001 sale of our former vena cava filter product line to Bard, we continue to make royalty payments to the estate of the inventor of these products based upon net sales by Bard of its SNF and RNF products. Commencing in 2003, these royalty expenses are reported in our consolidated financial statements as a reduction of royalty income that we earn from Bard.

Stents

We pay a royalty equal to 2.5% of net royalties received from BSC to a former employee of ours and joint inventor of our stent technology. These payments are reported in our consolidated financial statements as a reduction of royalty income.

GOVERNMENT REGULATION

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and require pre-market clearance, unless exempt, or PMA prior to commercial distribution. In addition, certain material changes or modifications to medical devices are also subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approvals, total or partial suspension of production, banning devices or imposing restrictions on sale, distribution or use, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the purchase price of any device manufactured or distributed that presents an unreasonable health risk.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification, or 510(k), submission, unless exempt, or approval of a PMA. Medical devices are classified into one of three classes on the basis of the level of control deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least regulatory control (general controls), and generally are exempt from the 510(k) requirement. Devices that cannot be classified as Class I because the general controls are insufficient to provide reasonable assurance of safety and effectiveness, and for which there is sufficient information to establish special controls (e.g., performance standards or guidelines) are Class II devices. Class II devices, unless exempt, can be marketed with a cleared 510(k). Specifically, if a medical device manufacturer, (or any other person required to submit a 510(k) under 21 CFR Part 807), can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to a Class III device for which the FDA does not require an approved PMA, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k). The 510(k) needs to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA charges a fee for 510(k) reviews unless an exemption or waiver applies. The 510(k) must be submitted 90 days before the marketing of the device. The FDA will issue an order determining that the device is substantially equivalent or not substantially equivalent, or may request additional information. There can be no assurance that the FDA review process will not involve delays or that such clearance will be granted on a timely basis, if at all.

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

After approval or clearance of a device, numerous regulatory requirements apply. These include establishment registration and device listing as well as requirements relating to labeling and corrections and removals reporting. The FDA also requires that all device manufacturers comply with the Quality System Regulation, or QSR. Under the QSR, manufacturers must comply with various control requirements pertaining to all aspects of the manufacturing process, including requirements for design and processing controls, packaging, storage, labeling, and recordkeeping, including maintaining complaint files. The FDA enforces these requirements through periodic inspections of the medical device manufacturing facilities.

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

With the passage of the Safe Medical Devices Act of 1990, Congress sought to improve the framework to regulate medical devices. Congress recognized that for diseases and conditions affecting small populations, a device manufacturer’s research and development costs could exceed its market returns, thereby making development of such devices unattractive. The HDE regulations were created to provide an incentive for development of devices to be used in the treatment of diseases or conditions affecting small numbers of patients. Under the HDE regulations, medical devices that provide safe treatment and that are intended to treat and diagnose conditions that affect fewer than 4,000 individuals in the United States per year, may be approved on more limited clinical experience than that required for a PMA. The HDE application is exempt from the effectiveness requirement of a PMA, and the FDA reviews it within 75 days of receipt of the application. One of the criteria that must be satisfied in order for a device to obtain marketing approval under the HDE regulation is that there is no comparable device, other than another Humanitarian Use Device, or HUD, approved under the HDE regulation, or a device being studied under an approved IDE, available to treat or diagnose the disease or condition.

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

The current regulatory environment in Europe for medical devices differs from that in the United States. Countries in the European Union, or EU, have promulgated rules, which provide that medical products may not be marketed and sold commercially in the countries in the European Economic Area unless they receive a CE Mark. All of our current products have received approval for CE Marking. Non-EU members, such as Switzerland, have adopted internal regulations that in most instances mirror the requirements established in the neighboring European Union.

THIRD PARTY REIMBURSEMENT

Health care providers in the United States, such as hospitals and physicians, that purchase medical devices, such as the products manufactured or licensed by us, generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the costs and fees associated with our devices. Major third party payors reimburse inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as ours, at a prospectively fixed rate based on the diagnosis-related group, or DRG, that covers such treatment as established by the Federal Health Care Financing Administration, or HCFA. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and are unrelated to the specific devices used in that procedure. If a procedure is not covered by a DRG, certain third party payors may deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of our devices, resulting in under-reimbursement. If, for any reason, our products were not to be reimbursed by third party payors, our ability to sell the products may be materially adversely affected.

Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and to further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit, or control directly, the price health care providers and drug and device manufacturers may charge for their services and products. We believe that U.S. health care providers currently are reimbursed for the cost of purchasing our CardioSEAL® septal repair implants used in PMA procedures. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. Our independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

The CardioSEAL® septal repair implant was awarded a Medicare billing pass-through code in September 2000 and has a favorable medical policy position from the national Blue Cross Blue Shield Association. A specific American Medical Association procedure code, or CPT, for catheter closure of atrial and ventricle level shunts has been issued and became effective March 1, 2003. The assigned CPT codes cover procedures using our CardioSEAL® cardiac septal repair implants for closure of certain categories of VSD and PFO defects.

Our MIST II and CLOSURE I trials are being conducted under FDA approved IDEs with Category B HCFA status, meaning usage under the trial is eligible for Medicare coverage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Please see Notes 2(l) and 13 of Notes to Consolidated Financial Statements for certain of our financial information concerning geographic areas.

PRODUCT LIABILITY AND INSURANCE

Our business involves the risk of product liability claims. We maintain product liability insurance with coverage limits of $10 million per occurrence on a claims made basis and an umbrella policy of $5 million.

EMPLOYEES

As of December 31, 2006, we had 115 full-time employees. We believe that we maintain good relations with our employees.

ITEM 1A. RISK FACTORS

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our cardiovascular business and clinical trials. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

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

We were contacted by the FDA to review our existing HDE, which was approved more than six years ago. Since the HDE was approved, clinical conditions have significantly changed and the subset of patients who once qualified for consideration for PFO closure has increased beyond 4,000, the limit normally allowed under the HDE indication. Effective October 31, 2006, as a result and in connection with the CARS study, we voluntarily withdrew the HDE granted by the FDA on February 1, 2000 for our CardioSEAL® Septal Repair System for closure of PFO. At this time, we are unable to predict whether our action and the actions of the FDA will have a material positive or negative impact on our product revenue. The withdrawal does not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United States under the PMA indication for VSD.

REVENUE GENERATED BY CARS IDE MAY BE LIMITED.

In August 2006, we received FDA approval for a new PFO/stroke IDE, called CARS. The CARS IDE will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. Patients previously covered by the HDE only had access to our original CardioSEAL® device. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. We anticipate a shift of some recurrent stroke patients with PFOs to the CARS IDE from the original HDE because patients will have access to the newer STARFlex® technology. At this time it is difficult to determine the impact on product revenue in the U.S. as a result of the transition from paid-for HDE devices to the paid-for devices under CARS. We believe the CARS IDE is a significant competitive achievement for us and is necessary to accommodate the growing demand for more advanced PFO/stroke treatments.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST II.

In September 2005, we received conditional approval from the FDA of an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. In August 2006, utilizing analyzed data from MIST, the FDA granted conditional approval for modifications to the trial that we requested. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headache and upgrading the implant to the new BioSTAR®. Patient enrollment/consent, which commenced in January 2006, is currently estimated to be completed in 2007, with patient follow-up over a one-year period. We currently project the costs of this clinical study to be in the range of $18.0 to $20.0 million through 2008. We cannot be certain that this study will demonstrate an effective and sufficient treatment effect between PFO closure and migraine headaches utilizing our proprietary technology. We cannot be certain that our preliminary cost estimates for MIST II will not need to be adjusted upwards significantly. Furthermore, we cannot be certain that we will ultimately obtain a PMA from the FDA based upon the final results of this study or whether further studies might be required by the FDA before consideration of a PMA. In addition, if patient enrollment were to progress as rapidly as we experienced for our MIST UK study, we cannot be certain of the effect, if any, on the level of commercial sales of our CardioSEAL® products in the United States during the enrollment period.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF BEST.

In June 2005, we received approval to initiate our BEST clinical study in the United Kingdom. We currently estimate total costs of this study, including third-party contracts and agreements with clinical sites and other service providers, to be approximately $1.4 to $1.6 million. Furthermore, we cannot be certain that we will secure European commercial approval for our BioSTAR® technology through the CE Mark process.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. Through the period December 31, 2006, the rate of patient enrollment has been disappointing. At the present time, we are working with our consultants, regulatory bodies and investigators to develop a course of action designed to enable us to complete the CLOSURE I enrollment. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved and implemented, it is difficult to estimate the completion date. It is currently anticipated that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $24.0 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

OUR MANUFACTURING OPERATIONS AND RELATED PRODUCT SALES MAY BE ADVERSELY AFFECTED BY A REDUCTION OR INTERRUPTION IN SUPPLY AND AN INABILITY TO OR DELAYS IN DEVELOPING ALTERNATIVE SOURCES OF SUPPLY.

We procure certain components from a sole supplier in connection with the manufacture of some of our products. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that those efforts will continue to be successful. In addition, due to the stringent regulations and requirements of governmental regulatory bodies, both in the U.S. and abroad, regarding the manufacture of our products, we may not be able to move quickly enough to establish alternative sources for these components. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, would adversely affect our ability to manufacture our products in a timely and cost effective manner and, accordingly, could potentially negatively impact our related product sales.

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future, considering our anticipated significant spending on clinical trials, we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. If the shelf registration statement is effective, it will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not currently have any existing line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study was designed to evaluate the effectiveness of structural heart repair (transcatheter closure of a PFO) in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. Preliminary results of MIST, which we released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results also indicated that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. We currently estimate the total costs of MIST, including third-party contracts, agreements with clinical sites and other service providers, to be approximately $4.7 to $4.9 million. While the results of MIST represented proof of concept and a statistically significant treatment effect, we cannot be certain of the market acceptance of PFO closure as a treatment for certain migraine patients in Europe. Patients enrolled in MIST have an opportunity to consent to be treated and/or monitored as part of a follow-up study (MIST III).

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the developing, manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL® , BioSTAR®, and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including:

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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2010 to 2023. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the year ended December 31, 2006, net royalty income increased approximately 31% over the comparable period ended December 31, 2005. Net royalty revenue for the year ended December 31, 2006 included $500,000 related to the AGA settlement and the issuance of a sublicense to AGA. Excluding the amount related to the AGA settlement, net royalty revenue increased approximately 20%. Net royalty income accounted for 21.4%, 19.2% and 19.5% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. This increase has been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate and may result in a net royalty expense.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL®, STARFlex®, and BioSTAR® structural heart repair implants, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

The FDA and other regulatory authorities require that our products be manufactured according to rigorous standards including, but not limited to, Good Manufacturing Practices and International Standards Organization, or ISO, standards. These regulatory requirements may significantly increase our production or purchasing costs and may even prevent us from making or obtaining our products in amounts sufficient to meet market demand. If we or a third-party manufacturer change our approved manufacturing process, the FDA will require a new approval before that process could be used. Failure to develop our manufacturing capabilities may mean that, even if we develop promising new products, we may not be able to produce them profitably, as a result of delays and additional capital investment costs.

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 27. Because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL® and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

We are currently involved in litigation as described in Part I, Item 3 (Legal Proceedings). An adverse outcome involving this matter could result in substantial monetary damages and/or negatively impact our ability to use intellectual property and, therefore, negatively impact our financial condition or results of operations.

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

OUR EXPANDING EUROPEAN OPERATIONS EXPOSE US TO RISK INHERENT IN FOREIGN OPERATIONS.

As we increase our presence in Europe following the anticipated receipt of a CE Mark for our BioSTAR® technology, the impact of foreign currency fluctuations on our revenue and expenses could have an adverse impact on our worldwide profitability.

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

In September 2004, we and CMCC filed a civil complaint in the U.S. District Court for the District of Minnesota for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We have appealed the ruling to the U.S. Court of Appeals for the Federal Circuit where we seek to have the decision overturned.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Court, against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the

Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million. The cash payment was shared equally, after our legal fees and expenses, with Dr. Marks.

Other than as described above, we have no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol “NMTI”. There were approximately 100 stockholders of record of our common stock on March 6, 2007, representing approximately 15,000 shareholder accounts. The following table lists the high and low closing sales prices for our common stock for the periods indicated.

Period	High	Low
2005
First quarter	$8.22	$4.19
Second quarter	10.22	6.85
Third quarter	12.20	7.30
Fourth quarter	21.79	9.83

2006
First quarter	$25.76	$13.29
Second quarter	15.62	9.22
Third quarter	16.35	9.93
Fourth quarter	16.15	13.53

We did not declare or pay any cash dividends on shares of our common stock during the years ended December 31, 2006 and 2005 and do not anticipate declaring or paying cash dividends in the foreseeable future. We currently expect that we will retain any earnings for use in our business.

Information relating to the compensation plans under which our equity securities are authorized for issuance is set forth under “Equity Compensation Plan Information” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2006 were derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

Product sales included our vena cava filter products through the November 2001 sale of that product line to Bard and the transitional manufacturing agreement with Bard that continued through the second quarter of 2002. A portion of the Bard sale proceeds in 2001 were used to repay, in full, our outstanding subordinated debt.

We sold the remainder of our former neurosciences business unit to Integra Life Sciences Holding Corporation, or Integra, in July 2002. Accordingly, the operations of our former neurosciences business unit have been included as discontinued operations for all periods presented.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$22,135	$19,313	$17,279	$21,574	$24,546
Net royalty income	6,016	4,603	4,181	1,387	413

Total revenues	28,151	23,916	21,460	22,961	24,959

Costs and expenses:
Cost of product sales	5,938	5,470	4,514	5,303	6,606
Research and development	15,455	12,746	8,045	6,340	4,990
General and administrative	8,681	7,982	6,024	6,167	6,050
Selling and marketing	8,704	6,340	5,542	5,614	5,446
Settlement of litigation	—	—	—	1,216	—

Total costs and expenses	38,778	32,538	24,125	24,640	23,092

Gain on sale of product line	—	—	—	—	7,000

Net gain from settlement of litigation	15,184	—	—	—	—

Income (loss) from operations	4,557	(8,622)	(2,665)	(1,679)	8,867

Other income (expense):
Currency transaction gain (loss)	15	(122)	92	81	81
Interest expense	—	—	(2)	(5)	(10)
Interest income	1,816	861	543	558	691

Total other income, net	1,831	739	633	634	762

Income (loss) before provision for income taxes	6,388	(7,883)	(2,032)	(1,045)	9,629
Provision for income taxes	502	—	—	105	3,424

Income (loss) from continuing operations	5,886	(7,883)	(2,032)	(1,150)	6,205

Discontinued operations:
Income (loss) from discontinued operations	—	91	123	—	(40)
Gain on sale of discontinued operations	—	—	—	—	4,914

Gain from discontinued operations	—	91	123	—	4,874

Net income (loss)	$5,886	$(7,792)	$(1,909)	$(1,150)	$11,079

Basic net income (loss) per common share:
Continuing operations	$0.46	$(0.64)	$(0.17)	$(0.10)	$0.54
Discontinued operations	—	0.01	0.01	—	0.42

Net income (loss)	$0.46	$(0.63)	$(0.16)	$(0.10)	$0.96

Diluted net income (loss) per common share:
Continuing operations	$0.43	$(0.64)	$(0.17)	$(0.10)	$0.51
Discontinued operations	—	0.01	0.01	—	0.40

Net income (loss)	$0.43	$(0.63)	$(0.16)	$(0.10)	$0.91

Weighted average common shares outstanding:
Basic	12,746	12,332	12,031	11,808	11,542

Diluted	13,597	12,332	12,031	11,808	12,119

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and restricted cash	$41,450	$31,506	$35,380	$36,725	$36,244
Working capital	38,860	30,515	36,052	37,396	37,807
Total assets	51,183	40,490	43,364	44,122	45,093
Stockholders’ equity	39,899	31,320	36,872	38,236	38,956

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2006. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For The Three Months Ended
	DEC. 31 2006	SEP. 30 2006	JUN. 30 2006	MAR. 31 2006	DEC. 31 2005	SEP. 30 2005	JUN. 30 2005	MAR. 31 2005
	(In thousands, except per share data (unaudited))
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$5,838	$5,314	$5,284	$5,700	$5,098	$4,926	$5,164	$4,125
Net royalty income	1,370	1,597	1,817	1,232	1,155	1,115	1,188	1,145

Total revenues	7,208	6,911	7,101	6,932	6,253	6,041	6,352	5,270

Costs and Expenses:
Cost of product sales	1,602	1,454	1,407	1,475	1,421	1,391	1,479	1,179
Research and development	4,405	3,484	3,736	3,830	3,400	3,451	3,386	2,509
General and administrative	2,569	1,873	2,014	2,224	2,533	1,997	1,632	1,820
Selling and marketing	2,418	1,920	2,293	2,074	1,812	1,483	1,629	1,416

Total costs and expenses	10,994	8,731	9,450	9,603	9,166	8,322	8,126	6,924

Net gain from settlement of litigation	—	—	(25)	15,209	—	—	—	—

(Loss) income from operations	(3,786)	(1,820)	(2,374)	12,538	(2,913)	(2,281)	(1,774)	(1,654)
Total other income, net	559	491	495	285	248	221	155	115

(Loss) income from continuing operations before income taxes	(3,227)	(1,329)	(1,879)	12,823	(2,665)	(2,060)	(1,619)	(1,539)
Provision for income taxes	452	50	—	—	—	—	—	—
Loss (income) from continuing operations	(3,679)	(1,379)	(1,879)	12,823	(2,665)	(2,060)	(1,619)	(1,539)
Income from discontinued operations	—	—	—	—	—	—	91	—

Net (loss) income	$(3,679)	$(1,379)	$(1,879)	$12,823	$(2,665)	$(2,060)	$(1,528)	$(1,539)

Basic earnings per common share:
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$1.02	$(0.21)	$(0.17)	$(0.13)	$(0.13)
Discontinued operations	—	—	—	—	—	—	0.01	—

Net (loss) income	$(0.29)	$(0.11)	$(0.15)	$1.02	$(0.21)	$(0.17)	$(0.12)	$(0.13)

Diluted earnings per common share:
Continuing operations	$(0.29)	$(0.11)	$(0.15)	$0.93	$(0.21)	$(0.17)	$(0.13)	$(0.13)
Discontinued operations	—	—	—	—	—	—	0.01	—

Net (loss) income	$(0.29)	$(0.11)	$(0.15)	$0.93	$(0.21)	$(0.17)	$(0.12)	$(0.13)

Weighted average common shares outstanding:
Basic	12,858	12,777	12,718	12,626	12,503	12,373	12,293	12,155

Diluted	12,858	12,777	12,718	13,747	12,503	12,373	12,293	12,155

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

OVERVIEW

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as migraine headaches, embolic stroke, and transient ischemic attacks, or TIA. A common left to right shunt can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. In utero, the PFO is an opening in the arterial wall that allows the mother’s oxygenated blood to support the fetus. At birth, or usually by age one, the PFO completely closes, preventing venous blood and arterial blood from mixing. We believe that up to 25% of the population has a PFO that does not fully seal and most will never even know that they have this defect.

In 2001, our then new senior management team began divesting certain non-strategic assets in order to focus on this emerging PFO market opportunity utilizing our proprietary implant technologies. These divestitures included the November 2001 sale of our vena cava filter product line to Bard and the July 2002 sale of our neurosciences business unit to Integra. Net cash proceeds from these sales transactions of approximately $33.8 million, the related net royalty income from Bard that commenced in 2003 and the on-going business operations have provided us with the financial and operational flexibility to aggressively pursue this emerging market opportunity with our CardioSEAL® and STARFlex® implants, clinical research studies and development of next generation catheter-based implant technologies. More than 23,000 PFOs have been closed globally using our CardioSEAL® and STARFlex® implant technologies. We are currently conducting five PFO-closure related clinical research trials, focusing on PFO/migraine, PFO/stroke and our new proprietary BioSTAR® implant technology.

PFO/Migraine

The prevalence of migraines in the United States is estimated to be approximately 10% of the general population or roughly 28 million individuals. We estimate that 20% of all migraine sufferers, or 6 million individuals, have the classic form of migraine, sometimes referred to as migraine with aura. It has also been reported that 50% of these patients do not satisfactorily respond to current approved forms of medication. Furthermore, data as reported at the Transcatheter Cardiovascular Therapeutic symposium, or TCT, meeting in October 2005 indicated that 60% of the patient subset in our MIST trial had a right to left shunt. That is twice what would be expected in the general population.

In 2005, we completed enrollment in our MIST study in the United Kingdom. Total costs for MIST are estimated to be in the range of $4.7 to $4.9 million, of which approximately $4.6 million was incurred through 2006. Study enrollment was completed in July 2005 and results were presented at the American College of Cardiology meeting on March 13, 2006.

In September 2005, we received conditional approval from the U.S. Food and Drug Administration, or FDA, of an Investigational Device Exemption, or IDE, to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. In August 2006, utilizing data from our MIST and BioSTAR® Evaluation STudy , or BEST, trials we received conditional approval from the FDA for modifications we requested to the IDE. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headaches and an upgrade to the implant used in the study from STARFlex® to our new bioabsorbable BioSTAR®. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study will also incorporate our newest, most technologically advanced delivery system. More than 20 U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently anticipate that when completed, study data from MIST II will be used to support a PFO pre-market approval, or PMA, application.

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.7 million through 2007, of which approximately $750,000 was incurred in 2006.

PFO/Stroke

Stroke is the third leading cause of death in the United States and the leading cause of disability in adults. Each year, approximately 750,000 Americans suffer a new or recurrent stroke and 500,000 Americans experience a TIA. In 2003, we launched the CLOSURE I clinical trial to compare our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. CLOSURE I is a 1,600 patient, prospective, randomized, multi-center trial, for which we received complete IDE approval from the FDA in June 2003. Although more than 80 CLOSURE I clinical sites have enrolled patients, enrollment to date has progressed much slower than anticipated. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved, it is difficult to estimate the completion date. On March 2, 2007 the FDA held a public and private advisory panel meeting in order to discuss and subsequently make recommendations regarding the clinical trial design for PFO closure devices intended to reduce recurrent stroke. While the official recommendation has not yet been published, the FDA and advisory panel concurred that only randomized, controlled trials would provide the data necessary to be considered for pre-market approval. We provided the FDA and advisory panel our plan to complete the CLOSURE I study. Included in the plan is a protocol specified interim analysis of the study data. We are blinded to that data, but are able to ask if a revised statistical plan, under consideration by us and our investigators and advisors, is appropriately powered. If the revised plan is appropriate and approved by the FDA, we will be able to provide more accurate guidance on the time needed to complete enrollment. We expect to have this guidance within the next 90 days. We currently expect that total costs for CLOSURE I will be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $13.8 million was incurred through 2006, and we currently project 2007 costs to be approximately $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment.

BioSTAR® and BioTREK™

In November 2005, we completed enrollment in our BEST study, which commenced in July 2005 following regulatory approval in the United Kingdom. This study evaluated our new bioabsorbable, biological closure technology designed to promote a more natural, rapid and complete sealing of heart defects such as PFO. Approximately 60 patients were enrolled in the BEST study and were followed for six months. Data was published in the October 2006 edition of Circulation and was presented at the recent 2006 Transcatheter Cardiovascular Therapeutics 18th Annual Scientific Symposium. The study was designed to gain commercial approval for BioSTAR® through the CE Mark process. Approval is currently expected within the next few months.

In January 2006, we announced that we received a Phase I grant from the National Institute of Health’s, or NIH, Small Business Technology Transfer Program to initiate a research program to evaluate our advanced septal repair implant called BioTREK™, a bioabsorbable, biological closure technology. We believe that the biomaterials in the BioSTAR® and BioTREK™ implants, whether used alone or in combination, further complement our current CardioSEAL® and STARFlex® closure technology, providing us with an exceptionally promising and well-protected technology pipeline.

2006 Revenues

Our 2006 revenues were predominantly derived from sales of our CardioSEAL® and STARFlex® products in the U.S. and Europe and net royalties earned from Bard. CardioSEAL® and STARFlex® product sales increased by approximately 15% from 2005 to 2006 and by 12% from 2004 to 2005. We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts has resulted in the addition of new customers, predominantly in the United States. We currently expect an approximate 12 to 15% increase in worldwide CardioSEAL® and STARFlex® product sales from 2006 to 2007. This is highly dependent upon the timing of the anticipated CE Mark approval in Europe. Net royalties, which principally apply to Bard’s worldwide sales of SNF and RNF products, were reported net of royalty payments to the estate of the original inventor. Net royalty income from Bard increased approximately 21% from 2005 to 2006 and 13% from 2004 to 2005, primarily as a result of increased sales of the RNF product, for which Bard received FDA regulatory approval for commercial sales and use as of December 31, 2002. We currently expect net royalty income earned from Bard through the third quarter of 2007 to remain consistent with 2006 levels. We currently do not anticipate any other material sources of revenues in 2007.

We ended 2006 with approximately $41.4 million in cash, cash equivalents and marketable securities, providing us with what we believe is the financial strength and flexibility to complete our clinical research initiatives and to continue to invest in additional research and development programs, regulatory activities and commercial sales efforts, including planned headcount and territory expansion in Europe.

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our results of operations and the valuation of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results of operations cannot be made with certainty, and are made based on our experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or as additional information is obtained. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note 2 of Notes to Consolidated Financial Statements, our most critical accounting policies, described below, include: (i) revenue recognition; (ii) accounts receivable reserves; (iii) inventories; (iv) expenses associated with clinical trials, and (v) share-based compensation. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred to the customer; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. We use judgment concerning the satisfaction of these criteria, particularly with respect to collectibility. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We require receipt of purchase orders from our customers for our products. Prior to fulfillment of a customer order, we review that customer’s account history and outstanding balances to determine if we believe that collectibility of the order value is reasonably assured. We recognize product revenues upon shipment unless customer purchase orders specifically designate that title to the products transfers upon receipt. Products sold to distributors, which accounted for approximately 1% of our product sales in 2006, are not subject to a right of return for unsold product.

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

We also maintain a provision for estimated sales returns and allowances on product sales. We base these estimates on our assessment of historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to estimate accounts receivable or sales returns do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Inventories

In accordance with SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4, abnormal amounts of idle facility expenses should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of production be based on the normal capacity of the production facilities. Management judgment will be required in the determination of a range of normal capacity levels, which will directly affect the allocation of fixed manufacturing overhead costs between inventory costs and period expense. Based upon increased inventory levels in 2004, primarily the result of lower than expected CLOSURE I enrollment and the effects of stricter adherence to HDE guidelines regarding off-label usage, we scaled back our 2005 implant device production below normalized capacity levels. The resulting excess idle capacity costs charged directly to cost of product sales as period costs during 2005 totaled approximately $800,000. Inventory levels at the end of 2006 increased approximately 11% as we prepared sufficient inventory to commence sales of BioSTAR® upon receipt of the anticipated CE Mark and for use in MIST II. Inventory levels at the end of 2005 decreased by approximately 32% compared to 2004. In 2006, production levels approximated normal capacity levels and no idle capacity costs were charged to cost of product sales.

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

Our policy is to establish inventory reserves when we believe that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors, including usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. The assumptions we use in determining our estimates of future product demand may prove to be incorrect; in which case any provision required for excess or obsolete inventory would have to be adjusted. If we determine that our inventory is overvalued, we would be required to recognize such costs as cost of product sales at the time of that determination and such recognition could have a significant impact on our reported operating results. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

Expenses Associated With Clinical Trials

We have invested significant resources in several clinical trials designed to investigate the potential connection between a PFO and brain attacks such as migraine headaches, strokes and TIAs. MIST II, an IDE study approved by the FDA in the fourth quarter of 2005 and for which patient enrollment was initiated in January 2006, is our second PFO/migraine trial. Prior to that, we completed enrollment in July 2005 for MIST in the United Kingdom. In October 2005, we announced approval of MIST III. Our CLOSURE I trial, commenced in 2003, is an FDA-approved IDE study in the U.S. to evaluate the safety and efficacy of the STARFlex® closure technology to prevent a recurrent embolic stroke and/or TIA in patients with a PFO. In November 2005, we completed enrollment in the BEST study. Total expenses for all of our clinical trials were approximately $8.2 million, $7.5 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Share-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R, beginning January 1, 2006, using a modified prospective transition method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (i) all share-based payments granted after the effective date under SFAS 123R, and (ii) all awards granted under SFAS 123R to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to January 1, 2006, we used the intrinsic value method to account for share-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

Comparison of Years Ended December 31, 2006, 2005 and 2004

The following two tables present consolidated statements of operations information as a reference for management’s discussion which follows. The first table presents dollar and percentage changes for each listed line item for 2006 compared with 2005 and for 2005 compared with 2004. The second table presents consolidated statements of operations information for each of the three years in the period ended December 31, 2006 as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales).

	Years Ended December 31,			Increase (Decrease)		% Change
	2006	2005	2004	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
	(In thousands, except percentages)
Revenues:
Product sales	$22,135	$19,313	$17,279	$2,822	$2,034	14.6%	11.8%
Net royalty income	6,016	4,603	4,181	1,413	$422	30.7%	10.1%

Total revenues	28,151	23,916	21,460	4,235	2,456	17.7%	11.4%

Costs and expenses:
Cost of product sales	5,938	5,470	4,514	468	956	8.6%	21.2%
Research and development	15,455	12,746	8,045	2,709	4,701	21.3%	58.4%
General and administrative	8,681	7,982	6,024	699	1,958	8.8%	32.5%
Selling and marketing	8,704	6,340	5,542	2,364	798	37.3%	14.4%

Total costs and expenses	38,778	32,538	24,125	6,240	8,413	19.2%	34.9%

Net gain from settlement of litigation	15,184	—	—	15,184	—	—	—

Income (loss) from operations	4,557	(8,622)	(2,665)	13,179	(5,957)	—	—

Other Income:
Currency transaction (loss) gain	15	(122)	92	137	(214)	—	—
Interest income, net	1,816	861	541	955	320	110.9%	59.1%

Total other income, net	1,831	739	633	1,092	106	147.8%	16.7%

Income (loss) before provision for income taxes	6,388	(7,883)	(2,032)	14,271	(5,851)	—	—

Provision for income taxes	502	—	—	502	—	—	—

Income (loss) from continuing operations	5,886	(7,883)	(2,032)	13,769	(5,851)	—	—
Income from discontinued operations	—	91	123	(91)	(32)	(100.0)%	—

Net income (loss)	$5,886	$(7,792)	$(1,909)	$13,678	$(5,883)	—	—

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product sales	78.6%	80.8%	80.5%
Net royalty income	21.4%	19.2%	19.5%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product sales	26.8%	28.3%	26.1%
Research and development	54.9%	53.3%	37.5%
General and administrative	30.8%	33.4%	28.1%
Selling and marketing	30.9%	26.5%	25.8%
Total costs and expenses	137.7%	136.1%	112.4%

Net gain from settlement of litigation	53.9%	—	—

Income (loss) from operations	16.2%	(36.1)%	(12.4)%

Other income (expense):
Currency transaction gain (loss)	—	(0.5)%	0.4%
Interest income, net	6.5%	3.6%	2.5%

Total other income, net	6.5%	3.1%	2.9%

Income (loss) before provision for income taxes	22.7%	(33.0)%	(9.5)%

Provision for income taxes	1.8%	—	—

Income (loss) from continuing operations	20.9%	(33.0)%	(9.5)%

Income from discontinued operations	—	0.4%	0.6%

Net income (loss)	20.9%	(32.6)%	(8.9)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Revenues. Revenues for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005	2005 to 2006	2005 to 2006
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$19,298	$16,095	$3,203	19.9%
Europe	2,837	3,218	(381)	(11.8)%

Total product sales	22,135	19,313	2,822	14.6%

Net royalty income:
Bard	5,406	4,451	955	21.5%
AGA	500	—	500	—
BSC	110	152	(42)	(27.6)%

Total net royalty income	6,016	4,603	1,413	30.7%

Total revenues	$28,151	$23,916	$4,235	17.7%

The increase in CardioSEAL® and STARFlex® implant sales for 2006 compared to 2005 was primarily the result of increased product demand in the United States and Canada. We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts has resulted in the addition of new customers.

The decrease in European sales was primarily attributable to increased clinical programs throughout Europe. Given the current relatively small market for structural heart repair procedures, competitive trials may have impacted the total volume of procedures for which product was purchased. However, we believe that the combination of our MIST study results, the anticipated CE Mark approval of our BioSTAR® technology, headcount investments in the UK, and other planned investments in Europe have increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our STARFlex® technology and will result in increased sales in Europe as a percentage of total sales. Incremental strengthening of the U.S. dollar in 2006 also had a slight unfavorable effect on 2006 European product sales. European sales represented approximately 12.8% and 16.7% of total CardioSEAL® and STARFlex® product sales in 2006 and 2005, respectively.

Management currently anticipates approximately 12 to 15% growth in CardioSEAL® and STARFlex® product sales in 2007 compared to 2006. Pending potential awarding of the CE Mark for BioSTAR® within the next few months, we currently believe that our European product sales will approximate 35% of the total. We believe that, given the regulatory environment in the U.S., sales in North America will remain flat. However, it is uncertain if, and to what extent, 2007 enrollment/consent in MIST II and an anticipated increase in CLOSURE I patient enrollment will affect the level of U.S. sales. At this time, we are unable to predict whether our actions and the actions of the FDA regarding the Humanitarian Device Exception, or HDE, will have a material positive or negative impact on product revenue. To-date, there does not appear to have been any significant impact on U.S. product sales as a result of this action. We currently expect that planned European headcount growth and territory expansion during 2007 will result in significant growth in European product sales. However, we believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe have increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our STARFlex® technology along with (ii) the anticipated awarding of the CE Mark for BioSTAR® in the near future, our European product sales will increase as a percentage of total sales. Additionally, relative weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales.

The increase in net royalty income for 2006 was directly attributable to Bard’s sales of its RNF product. The royalty income from Bard was recorded net of approximately $2.0 million of royalties payable to the estate of the original inventor of SNF and RNF products. Although we currently anticipate that net royalties earned from Bard will remain consistent through the third quarter of 2007 compared with 2006 levels, that result is largely dependent upon continued market acceptance and penetration of its RNF product. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased further from 2005 to 2006. BSC is not prohibited from selling competing stents and has established a broad based stent program. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2006 levels. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate. Depending upon the sales mix of vena cava filters by Bard, the net royalty revenue to NMT may be minimal and could become a net royalty expense.

Cost of Product Sales. For the year ended December 31, 2006, cost of product sales, as a percentage of total product sales, was approximately 26.8% compared with 28.3% for the year ended December 31, 2005. This decrease in percentage of product sales was primarily due to the increase in production levels to our normalized plant capacity levels. In 2005, we incurred unabsorbed manufacturing overhead costs due to production volumes below our normalized levels. As a result, in accordance with the provisions of SFAS No. 151, “Inventory Costs,” a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of inventory unit costs, but instead were charged to cost of product sales in the period incurred. With 2006 production levels at normalized plant capacity levels, we did not charge any of our 2006 fixed manufacturing overhead as a period expense. Included in cost of product sales were royalty expenses of approximately $2.2 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. In 2007, we anticipate a higher proportion of European sales compared to 2006 to result in a lower weighted average selling price for our products. As a result, we currently expect 2007 cost of product sales to increase, as a percentage of sales, compared to 2006.

Research and Development. The increase in research and development expense was primarily related to (i) approximately $1.5 million of increased costs related to MIST II, for which enrollment began in January 2006; (ii) approximately $1.3 million of increased costs related to CLOSURE I; (iii) approximately $1.1 million of increased technology license and product development costs related to future generation implant technologies; (iv) increased headcount and related personnel costs of approximately $831,000, of which $188,000 resulted from non-cash share-based compensation expense pursuant to the new accounting rules, effective January 1, 2006, prescribed by SFAS No. 123R and (v) approximately $750,000 related to MIST III. These increased research and development expenses were partially offset by (i) decreased costs of our MIST study, which decreased by approximately $2.2 million for the year ended December 31, 2006 compared with the same period of 2005; and (ii) decreased costs of our BEST study of approximately $525,000. We currently expect 2007 research and development expenses to increase to approximately $28 million compared to approximately $15 million in 2006. This anticipated increase is primarily attributed to an increase in our clinical trial costs, most notably the expected completion of the enrollment/consent phase of our MIST II study.

General and Administrative. General and administrative expenses increased approximately $700,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Contributing to the increase were increased personnel and recruitment costs of approximately $350,000. In addition, general and administrative expenses for the year ended December 31, 2006 included $519,000 of non-cash share-based compensation expense pursuant to SFAS No. 123(R). For the year ended December 31, 2005, general and administrative expenses included share-based compensation of approximately $257,000 related to our 2001 stock option re-pricing. General and administrative expense is currently expected to increase by approximately 10% in 2007 compared to 2006. This increase is primarily due to anticipated increases in legal fees related to intellectual property prosecution, increased expenses related to Sarbanes-Oxley 404 requirements, and additional SFAS 123R share-based compensation expense.

Selling and Marketing. Selling and marketing costs increased approximately $2.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in selling and marketing expense was primarily the result of an increase in sales incentive compensation and personnel and related costs, primarily in Europe, as well as incremental participation in scientific symposia. We currently expect worldwide selling and marketing expense in 2007 to be relatively flat when compared to 2006. This is primarily due to the reallocation of resources to support the anticipated growth in Europe, offset by the investments not required due to the voluntary withdrawal of the HDE in the U.S.

Net Gain from Settlement of Litigation. On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks.

Interest Income. The increase in interest income of approximately $955,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005 was attributable to higher cash balances during 2006 as a result of our receiving approximately $15 million from the settlement of the AGA litigation in April 2006 as well as higher weighted average interest rates earned due to (i) the increased percentage of marketable securities versus cash and cash equivalents in 2006 compared to 2005; and (ii) the general trend of increasing short-term interest rates. We currently expect interest income to decrease by approximately 30% in 2007 compared to 2006, primarily related to the use of $21 to $24 million of cash, cash equivalents, and marketable securities to fund 2007 operations.

Income Tax Provision. We recorded a tax provision for the year ended December 31, 2006 of $502,000 compared to no tax provision for the year ended December 31, 2005. The provision for the year ended

December 31, 2006 was as a result of the $15.2 million gain from the settlement of litigation with AGA and less than forecasted clinical trial expenses. We currently expect to incur operating losses in 2007 and, accordingly, expect to carryback such losses to offset a portion of the current year tax provision.

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

The increase in CardioSEAL® and STARFlex® implant sales for 2005 compared to 2004 was a result of increased product demand in the United States and Canada. We believe that a combination of increased market awareness of PFO closure and targeted marketing efforts resulted in the addition of new customers.

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

The increase in net royalty income for 2005 was directly attributable to Bard’s sales of its RNF product. The net royalty income from Bard was recorded net of approximately $1.6 million of royalties payable to the estate of the original inventor of SNF and RNF products. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased further from 2004 to 2005. BSC is not prohibited from selling competing stents and has established a broad based stent program.

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

Research and Development. The increase in research and development expense was primarily related to (i) approximately $2.0 million of increased costs related to our MIST UK study; (ii) approximately $1.0 million of technology license and product development costs related to future generation implant technologies; (iii) approximately $900,000 of costs related to our BEST clinical study; (iv) increased headcount and related personnel costs of approximately $250,000; and (v) approximately $300,000 of initial costs of MIST II. The combined costs of our clinical studies totaled approximately $7.5 million in 2005 compared to approximately $4.6 million in 2004.

General and Administrative. The increase in general and administrative expense was primarily attributable to (i) increased professional fees, primarily related to corporate governance requirements of the Sarbanes-Oxley Act of 2002, or SOX, of approximately $200,000; (ii) increased share-based compensation of approximately $160,000 related to our 2001 stock option re-pricing; (iii) and a 401(k) employer match of $120,000, partially offset by; (iv) reduced corporate legal fees of approximately $220,000 and (v) reduced insurance costs of approximately $120,000.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash, cash equivalents, marketable securities and restricted cash	$41,450	$31,506	$35,380
Net cash provided by (used in) operating activities	8,174	(5,108)	(984)
Net cash (used in) provided by investing activities	(12,046)	4,277	(19,001)
Net cash provided by financing activities	1,768	1,883	598

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006 totaled approximately $8.2 million and consisted of a net income of approximately $5.9 million. Net income included $15.2 million for the gain on settlement of the AGA litigation. Net income also included non-cash charges of approximately $690,000. Working capital requirements also decreased by approximately $1.6 million.

The non-cash charges of approximately $690,000 during the year ended December 31, 2006 consisted of (i) share-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123R; (ii) depreciation of property and equipment, and (iii) amortization of bond discount.

The primary elements of the $1.6 million net decrease in working capital requirements during the year ended December 31, 2006 consisted of the following:

a) Current liabilities increased by approximately $2.1 million. Included in accrued expenses is a $1 million accrual for costs relating to the transition of our clinical research organization involved with our CLOSURE I trial.

b) Prepaid expenses and other current assets increased by approximately $450,000. The increase consisted of (i) a $200,000 increase in our royalties due from Bard; and (ii) an increase of $170,000 in accrued interest receivable on interest-bearing investments.

c) In anticipation of receiving a CE Mark and having BioSTAR® commercially available by early 2007, our inventories increased approximately $200,000 during the year ended December 31, 2006.

Net cash used in operating activities for 2005 totaled approximately $5.1 million and comprised (a) a net loss from operating activities of approximately $7.8 million, partially offset by (b) net changes in components of working capital of approximately $1.7 million and (c) various non-cash charges to operations of approximately $1.0 million.

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities of approximately $12.0 million during the year ended December 31, 2006 consisted primarily of approximately $49.3 million of purchases of marketable securities, offset by approximately $37.9 million of proceeds from maturities of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development, and general and administrative activities totaled approximately $566,000 during the year ended December 31, 2006. This compared to approximately $4.3 million provided by operations in 2005, which consisted primarily of approximately $20.2 million of proceeds from maturities of marketable securities and an approximate $1.1 million release of restricted cash balances in connection with the settlement of the French tax claim, partially offset by $16.7 million of purchases of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $1.8 million for the year ended December 31, 2006 and $1.9 million for the year ended December 31, 2005. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan. For the year ended December 31, 2006, financing activities also reflected excess tax benefits from share-based compensation of $583,000.

Primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I, we currently expect to incur operating losses at least through 2008. The total cost of our MIST II study is currently estimated to be approximately $18.0 to $20.0 million through 2008. Of this amount, approximately $2.0 million was incurred through 2006 and we currently expect to incur approximately $14.6 million in 2007. The total cost of our MIST III study is currently estimated to be $1.7 million through 2007. Of this amount, approximately $750,000 was incurred through 2006 and we currently expect to incur approximately $1.0 million in 2007. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $13.9 million was incurred through 2006 and we currently expect to incur approximately $4.0 to $4.5 million in 2007, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $1.0 million during 2007, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $41.4 million at December 31, 2006 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2008.

We may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC and it will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not currently have any existing line of credit arrangements.

CONTRACTUAL OBLIGATIONS

Clinical Trials

At December 31, 2006, we had five significant clinical trials at various stages of completion. In connection with these trials, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Under certain agreements, we have the right to terminate, in which case the remaining obligations would be limited to costs incurred as of that date. Including the internal costs of our clinical department and the manufacturing costs of products used, the following table provides, by trial, our current estimate of total costs to be incurred, actual cumulative costs through fiscal 2006, our current estimates of 2007 costs and the remaining costs estimated to be incurred subsequent to 2007. The estimated total costs, as well as the timing and amounts of estimated future costs, are dependent upon a variety of factors, including the timing of patient enrollment and patient monitoring and, in the case of new clinical trials, the finalization of various third party contracts. Of the total costs incurred through 2006, approximately $4.1 million was included in accrued expenses at December 31, 2006.

	Inception of Enrollment	Current Projected Total Costs of Clinical Trial	Costs Incurred Through 2006	Projected Cost To Be Incurred 2007	Projected Cost To Be Incurred After 2007	Projected Trial Completion/ Regulatory Filing
	(In millions of dollars)
MIST II	2006	$18.0 – 20.0	$2.0	$14.6	$1.4 – 3.4	2008
MIST III	2006	1.7	0.7	1.0	—	2007
MIST	2005	4.7 – 4.9	4.6	0.3	—	Completed
BEST	2005	1.4 – 1.6	1.3	0.3	—	Completed
CLOSURE I	2003	24.0	13.8	4.0 – 4.5	5.7 – 6.2	To be determined

Totals		$49.8 – 52.2	$22.4	$20.2 – 20.7	$7.1 – 9.6

Royalty and License Agreements

We are party to various royalty agreements under which we are obligated to pay royalties: (i) to CMCC on commercial sales of our CardioSEAL® and STARFlex® product sales; (ii) to the estate of the original inventor of certain vena cava filter products on sales of those products by Bard; and (iii) to Dr. Lloyd Marks on sales of CardioSEAL® and STARFlex® products to the extent that the technology licensed to us is incorporated into these products, subject to a minimum annual royalty. Royalty expenses in 2006 totaled approximately $4.4 million.

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

The following table summarizes our estimated minimum future operating lease contractual commitments at December 31, 2006:

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Operating Leases	$3,079,208	$813,000	$1,655,208	$611,000	$—

OFF-BALANCE SHEET FINANCING

During the year ended December 31, 2006, we have not engaged in material off-balance sheet activities, including the use of structured finance or specific purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on our consolidated financial statements and notes thereto.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that SFAS 157 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006 and 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency and corporate debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

We are subject to market risk in the form of interest rate risk and foreign currency risk. Interest rate risk is immaterial to us. We denominate certain product sales and operating expenses in non-U.S. currencies (See

Note 2(l) of Notes to Consolidated Financial Statements). Accordingly, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial condition.

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed under this Item 8, other than selected quarterly financial data, are filed as Appendix A hereto, are listed under Item 15(a) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report dated March 9, 2007, included below, on our assessment of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of NMT Medical, Inc

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that NMT Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NMT Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NMT Medical, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion NMT Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of NMT Medical, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2007 Annual Meeting of Stockholders to be held on June 20, 2007. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2007 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2007 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2007 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2007 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the section entitled “Certain Transactions” in our 2007 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our 2007 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of NMT Medical, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(b) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(b) of Form 10-K.

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

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN E. AHERN John E. Ahern	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2007

/s/ RICHARD E. DAVIS Richard E. Davis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ CHERYL L. CLARKSON Cheryl L. Clarkson	Director	March 12, 2007

/s/ DANIEL F. HANLEY Daniel F. Hanley, M.D.	Director	March 12, 2007

/s/ JAMES E. LOCK James E. Lock, M.D.	Director	March 12, 2007

/s/ FRANCIS J. MARTIN Francis J. Martin	Director	March 12, 2007

/s/ HARRY A. SCHULT Harry A. Schult	Director	March 12, 2007

Appendix A

NMT MEDICAL, INC. AND SUBSIDIARIES

R eport of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NMT Medical, Inc.:

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMT Medical, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NMT Medical, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2007

N MT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,285,561	$10,390,139
Marketable securities	33,163,998	21,116,346
Accounts receivable, net of allowances of $282,468 in 2006 and $369,984 in 2005	2,729,188	2,846,684
Inventories	1,909,236	1,726,300
Prepaid expenses and other current assets	4,055,627	3,605,540

Total current assets	50,143,610	39,685,009

Property and equipment, at cost:
Laboratory and computer equipment	3,830,430	3,479,819
Leasehold improvements	1,307,563	1,136,859
Office furniture and equipment	1,028,397	984,148

	6,166,390	5,600,826
Less accumulated depreciation and amortization	5,127,063	4,796,057

	1,039,327	804,769

Total Assets	$51,182,937	$40,489,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,284,347	$2,654,399
Accrued expenses	8,999,151	6,515,809

Total current liabilities	11,283,498	9,170,208

Commitments and contingencies (Notes 7 and 15)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued—12,901,310 shares in 2006 and 12,635,832 shares in 2005	12,901	12,636
Additional paid-in capital	50,870,411	48,232,778
Less treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(10,867,401)	(16,753,410)
Accumulated other comprehensive income (loss)	3,128	(52,834)

Total stockholders’ equity	39,899,439	31,319,570

Total Liabilities and Stockholders’ Equity	$51,182,937	$40,489,778

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$22,135,286	$19,313,103	$17,278,760
Net royalty income	6,016,044	4,603,058	4,181,264

Total revenues	28,151,330	23,916,161	21,460,024

Costs and expenses:
Cost of product sales	5,938,575	5,469,722	4,513,764
Research and development	15,454,948	12,745,721	8,044,946
General and administrative	8,680,671	7,982,670	6,023,968
Selling and marketing	8,703,728	6,340,085	5,542,083

Total costs and expenses	38,777,922	32,538,198	24,124,761

Net gain from settlement of litigation	15,183,894	—	—

Income (loss) from operations	4,557,302	(8,622,037)	(2,664,737)

Other income (expense):
Currency transaction gain (loss)	14,468	(122,387)	92,047
Interest income, net	1,816,239	861,481	540,614

Total other income, net	1,830,707	739,094	632,661

Income (loss) before provision for income taxes	6,388,009	(7,882,943)	(2,032,076)
Provision for income taxes	502,000	—	—

Income (loss) from continuing operations	5,886,009	(7,882,943)	(2,032,076)
Income from discontinued operations	—	90,687	122,639

Net income (loss)	$5,886,009	$(7,792,256)	$(1,909,437)

Basic net income (loss) per common share:
Continuing operations	$0.46	$(0.64)	$(0.17)
Discontinued operations	—	0.01	0.01

Net income (loss)	$0.46	$(0.63)	$(0.16)

Diluted net income (loss) per common share:
Continuing operations	$0.43	$(0.64)	$(0.17)
Discontinued operations	—	0.01	0.01

Net income (loss)	$0.43	$(0.63)	$(0.16)

Weighted average common shares outstanding:
Basic	12,745,601	12,332,001	12,031,434

Diluted	13,597,080	12,332,001	12,031,434

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury Stock
	Number of Shares	$0.001 Per Value	Additional Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2003	11,914,787	11,915	45,395,546	(40,000)	(119,600)	(7,051,717)	—	38,236,144	$—
Common stock issued under the employee stock purchase plan	58,134	58	206,627	—	—	—	—	206,685	—
Exercise of common stock options	203,262	203	391,576	—	—	—	—	391,779	—
Share-based compensation	—	—	99,326	—	—	—	—	99,326	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(152,596)	(152,596)	(152,596)
Net loss	—	—	—	—	—	(1,909,437)	—	(1,909,437)	(1,909,437)

Net comprehensive loss									$(2,062,033)

Balance, December 31, 2004	12,176,183	12,176	46,093,075	(40,000)	(119,600)	(8,961,154)	(152,596)	36,871,901	$—
Common stock issued under the employee stock purchase plan	49,332	49	222,037	—	—	—	—	222,086	—
Exercise of common stock options and warrants	410,317	411	1,660,478	—	—	—	—	1,660,889	—
Share-based compensation	—	—	257,188	—	—	—	—	257,188	—
Unrealized gain on marketable securities	—	—	—	—	—	—	99,762	99,762	99,762
Net loss	—	—	—	—	—	(7,792,256)	—	(7,792,256)	(7,792,256)

Net comprehensive loss									$(7,692,494)

Balance, December 31, 2005	12,635,832	$12,636	$48,232,778	(40,000)	$(119,600)	$(16,753,410)	$(52,834)	$31,319,570
Common stock issued under the employee stock purchase plan	29,806	29	332,595	—	—	—	—	332,624	—
Exercise of common stock options	235,672	236	851,809	—	—	—	—	852,045	—
Share-based compensation	—	—	870,229	—	—	—	—	870,229	—
Unrealized gain on marketable securities	—	—	—	—	—	—	55,962	55,962	55,962
Tax benefit on stock option exercises	—	—	583,000	—	—	—	—	583,000	—
Net income	—	—	—	—	—	5,886,009	—	5,886,009	5,886,009

Net comprehensive income									$5,941,971

Balance, December 31, 2006	12,901,310	$12,901	$50,870,411	(40,000)	$(119,600)	$(10,867,401)	$3,128	$39,899,439

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,886,009	$(7,792,256)	$(1,909,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	331,006	314,867	352,866
Amortization of bond (discount) premium	(511,142)	447,861	474,944
Share-based compensation expense	870,229	257,188	99,326
Change in assets and liabilities-
Accounts receivable	117,496	(1,070,079)	770,241
Inventories	(182,936)	796,762	(591,121)
Prepaid expenses and other current assets	(450,087)	(800,986)	(976,069)
Accounts payable	(370,052)	972,127	406,491
Accrued expenses	2,483,342	2,181,223	389,061
Discontinued operations liabilities	—	(414,954)	—

Net cash provided by (used in) operating activities	8,173,865	(5,108,247)	(983,698)

Cash flows from investing activities:
Purchases of property and equipment	(565,564)	(329,275)	(361,420)
Purchases of marketable securities	(49,330,548)	(16,685,722)	(27,117,705)
Maturities of marketable securities	37,850,000	20,170,000	9,600,000
Restricted cash	—	1,122,200	(1,122,200)

Net cash (used in) provided by investing activities	(12,046,112)	4,277,203	(19,001,325)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	852,045	1,660,889	391,779
Proceeds from issuance of common stock under the employee stock purchase plan	332,624	222,086	206,685
Excess tax benefits from share-based compensation	583,000	—	—

Net cash provided by financing activities	1,767,669	1,882,975	598,464

Net (decrease) increase in cash and cash equivalents	(2,104,578)	1,051,931	(19,386,559)
Cash and cash equivalents, beginning of period	10,390,139	9,338,208	28,724,767

Cash and cash equivalents, end of period	$8,285,561	$10,390,139	$9,338,208

Supplemental cash flow information:
Cash paid for income taxes	$50,000	$—	$—

See accompanying notes.

N MT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) OPERATIONS

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as migraine headaches, stroke, and transient ischemic attacks, or TIA. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 23,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

(c) Cash, Cash Equivalents, and Marketable Securities

We consider all investments with maturities of 90 days or fewer from the date of purchase to be cash equivalents and all investments with original maturity dates greater than 90 days to be marketable securities.

Cash and cash equivalents, which are carried at cost and approximate market, consist of cash, money market accounts and commercial paper investments.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our marketable securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the definition of held-to-maturity and are not actively traded. In accordance with SFAS No. 115, these securities are reported at fair market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity.

The estimated fair value of marketable securities is determined based on broker quotes or quoted market prices or rates for the same or similar instruments. The estimated fair value and cost of our marketable securities are as follows:

	At December 31,
	2006		2005
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Corporate bonds	$19,807,998	$19,805,628	$11,021,806	$11,059,535
Government agency securities	4,760,775	4,759,736	6,189,495	6,203,540
Commercial Paper	5,394,654	5,394,889	2,980,130	2,981,139
Certificates of Deposit	3,200,571	3,200,617	924,915	924,966

	$33,163,998	$33,160,870	$21,116,346	$21,169,180

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

	December 31,
	2006	2005
Due within one year	$31,980,570	$21,116,346
Due in 1-2 years	1,183,428	—

	$33,163,998	$21,116,346

At December 31, 2006 there were $11,054 of gross unrealized gains and $7,926 of gross unrealized losses on marketable securities. The aggregate fair value of marketable securities with unrealized gains at December 31, 2006 was approximately $17.2 million. We believe any impairment of those investments are not other-than-temporary at this time. These corporate debt securities are all highly rated investments which have been subject to routine market changes that have not been significant to date. There were net unrealized losses on marketable securities of $52,834 at December 31, 2005. There were no realized gains or losses on marketable securities in each of the three years in the period ended December 31, 2006.

Accrued interest of approximately $396,000 and $225,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At December 31,
	2006	2005
Raw materials	$773,704	$515,979
Work-in-process	229,808	103,517
Finished goods	905,724	1,106,804

	$1,909,236	$1,726,300

Finished goods comprise materials, labor and manufacturing overhead.

(e) Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of an estimate of the fair value of certain financial instruments. Our financial instruments consist of cash and cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2006 and 2005, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. We do not have any derivative or any other financial instruments as defined by SFAS No. 133, “Accounting for Derivative and Hedging Instruments.”

(f) Concentration of Credit Risk and Significant Customers

Financial instruments that subject us to potential credit risk consist primarily of trade accounts receivable with customers in the health care industry. We perform ongoing credit evaluations of our customers’ financial condition, but do not require collateral. We continuously monitor collections from customers and maintain a

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

No customer accounted for greater than 10% of product sales in any of the three years ended December 31, 2006.

At December 31, 2006, approximately 21.9% of gross accounts receivable represented accounts denominated in foreign currencies that were translated at year-end exchange rates. For the years ended December 31, 2006, 2005 and 2004, product sales to customers outside North America accounted for approximately 12.8%, 16.7% and 20.6% of total product sales, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairments whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Based on management’s assessment, no impairment of long-lived assets existed as of December 31, 2006 or 2005.

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

Depreciation and amortization expense was $331,000, $315,000 and $353,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Maintenance and repairs are charged to expense when incurred. Additions and improvements are capitalized.

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

(j) Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic net income (loss) per share was

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by the weighted average common shares outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive. For the year ended December 31, 2006, 851,000 shares were included in the diluted earnings per share calculation. We incurred a net loss for the years ended December 31, 2005 and 2004, accordingly, none of our outstanding options and warrants was dilutive. Options to purchase a total of 241,750, 1,739,509 and 1,899,630 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004, respectively.

(k) Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations (APB Opinion No. 25). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) Share Based Payment (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

(l) Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. Foreign currency transaction gains or losses are reflected in the consolidated statements of operations. We had foreign currency transaction gains (losses) of approximately $14,000, $(122,000) and $92,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

(m) Comprehensive Income

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on marketable securities.

(n) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on our consolidated financial statements and notes thereto. However, we do not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effects that SFAS 157 will have on our financial statements.

(o) 401(k) Plan

We offer a savings plan to eligible employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, subject to certain limitations. In December 2006, our Board of Directors approved a 401(k) employer match for the year ended December 31, 2006. In connection with this employer match, $149,000 was expensed in 2006 and distributed to 401(k) participant accounts in February 2007. The Board of Directors approved a similar employer match for the year ended December 31, 2005 in the amount of $120,000. We did not make any employer matching or other discretionary contributions to the 401(k) Plan for the year ended December 31, 2004.

(p) Supplemental Cash Flow Information and Noncash Investing and Financing Activities

The following table summarizes the supplemental disclosures of our financing and investing transactions for the periods indicated below:

	For the Years Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for -
Interest	$—	$—	$1,570

Income taxes	$50,000	$—	$365,215

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(q) Expenses Associated with Clinical Trials

We have invested significant resources in several clinical trials designed to investigate the potential connection between a PFO and brain attacks such as migraine headaches, strokes and TIAs. MIST II (Migraine Intervention with STARFlex® Technology), approved by the FDA in the fourth quarter of 2005 and for which patient enrollment began in January 2006, is our second PFO/migraine trial. Prior to that, we completed enrollment in July 2005 for our first PFO/migraine study (MIST) in the United Kingdom. In October 2005, we announced approval of MIST III, a study designed to expand data and follow-up on MIST migraine patients. Our CLOSURE I trial, commenced in 2003, is an FDA-approved investigational device exemption, or IDE, study in the U.S. to evaluate the safety and efficacy of our STARFlex® closure technology to prevent a recurrent embolic stroke and/or TIA in patients with a PFO. In November 2005, we completed enrollment in our BEST study (BioSTAR® Evaluation STudy). The BioSTAR® implant represents a new generation biological closure technology that we believe promotes a more natural, rapid and complete sealing of heart defects such as a PFO.

Total expenses for our clinical trials were approximately $8.2 million, $7.5 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our judgment is required in determining methodologies used to recognize various costs related to our clinical trials. We generally enter into contracts with vendors who render services over an extended period of time. Typically, we enter into three types of vendor contracts (i) time-based, (ii) patient-based, or (iii) a combination thereof. Under a time-based contract, using critical factors contained within the contract, usually the stated duration of the contract and the timing of services provided, we record the contractual expense for each service provided under the contract ratably over the period during which we estimate the service will be performed. Under a patient-based contract, we first determine an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients and the total dollar value of the contract. We then record the expense based upon the total number of patients enrolled and/or monitored during the period. On a quarterly basis, we review both the timetable of services to be rendered and the timing of services actually rendered. Based upon this review, revisions may be made to the forecasted timetable or to the extent of services performed, or both, in order to reflect our most current estimate of the contract. Adjustments are recorded in the period in which the revisions are estimable. These adjustments could have a material effect on our results of operations. Additional STARFlex® and BioSTAR® products manufactured to accommodate the expected requirements of our clinical trials are included in inventory because they are saleable units with alternative use outside of the trials. These units will be expensed as a cost of the trials as they are implanted. Substantially all expenses related to our clinical trials are included in research and development in our consolidated statements of operations.

(r) Reclassifications

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to be consistent with the current years’ presentation.

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

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In December 2004, we recorded approximately $123,000 of income from discontinued operations, primarily related to the partial recovery, on appeal, of a prior year judgment against us in connection with the termination of a European employee of our former neurosciences business unit.

(4) INCOME TAXES

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the tax rates expected to be in effect when these differences reverse.

The provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	For the Years Ended December 31,
	2006	2005	2004
Foreign—current	$—	$—	$—
Federal—current	746,000	(92,000)	(190,000)
State—current	—	—	—

	746,000	(92,000)	(190,000)

Foreign—deferred	—	—	—
Federal—deferred	(244,000)	92,000	190,000
State—deferred	—	—	—

	(244,000)	92,000	190,000

	$502,000	$—	$—

We have Federal and State tax credit carryforwards of approximately $1.6 million available to reduce federal and state taxable income in future periods, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service and their utilization may be limited by aggregate changes in significant ownership of us over a three year period as prescribed by Section 382 of the Internal Revenue Code. These carryforwards expire on various dates through 2026.

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating losses	$—	$3,284,000
Tax credit carryforwards	1,632,000	1,052,000
Timing differences, including reserves, accruals and write-offs	1,128,000	1,154,000

	2,760,000	5,490,000
Less—Valuation allowance	(2,516,000)	(5,490,000)

Net deferred tax asset	$244,000	$—

We have provided a valuation allowance for our gross deferred tax asset due to the uncertainty regarding the ability to realize the entire asset.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate (benefit)	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	—	—	—
Change in valuation allowance/utilization of net operating loss and tax credit carryforwards	(31.4)	35.5	31.7
Other permanent items	5.3	(1.5)	2.3

	7.9%	—%	—%

(5) NET ROYALTY INCOME

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc. (“Bard”), we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Royalty income has been reported in the accompanying consolidated statements of operations net of related royalty obligations to third parties. Net royalty income totaled approximately $6.0 million, $4.6 million and $4.2 million during the years ended December 31, 2006, 2005 and 2004, respectively.

(6) SETTLEMENT OF LITIGATION

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Court, against AGA Medical Corp., or AGA, alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims by denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million. The cash payment was shared equally, after our legal fees and expenses, with Dr. Marks.

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

Future minimum rental payments due under operating lease agreements at December 31, 2006 are approximately as follows:

Years Ending December 31,
2007	$813,442
2008	808,180
2009	847,028
2010	611,000
2011	—

$3,079,650

Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $983,000, $981,000 and $946,000 respectively.

(b)	Royalties and Licensed Technology

We have entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, we have agreed to pay royalties to a former employee and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor.

Royalty expense under royalty agreements was approximately $4,417,000, $3,610,000 and $3,245,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $2,028,000, $1,565,000 and $1,431,000 of these royalties were included as a reduction of related royalty income earned from third parties for the years ended December 31, 2006, 2005 and 2004, respectively. The remaining amount of royalty expense is reflected within cost of product sales and research and development expenses.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We have also entered into a license and development agreement pursuant to which, under certain circumstances, we are obligated to make a one-time payment of $600,000 upon certain product commercialization milestones, and potentially may be required to make royalty payments based on future sales.

(c) Employment Agreements

We have employment agreements with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) through December 2007 and 2008, respectively. In the event of termination without cause, as defined therein, these employment agreements provide up to one year’s continued salary as then in effect, in addition to any earned incentive compensation, and, in the case of the CEO, continued health insurance coverage for eighteen months. Upon consummation of a change in control of the Company, as defined, these executives would be entitled to a cash payment equal to a percentage of the total deal consideration paid by an acquirer. This percentage would range from 1.0% to 4.2% for our CEO and from 0.25% to 1.0% for our CFO.

(d) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association (MAA), a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be in the range of $4.7 to $4.9 million. Of this total, approximately $750,000 and $3.0 million were incurred during 2006 and 2005, respectively. We currently estimate 2007 costs to be approximately $300,000.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration, or FDA, of an IDE, to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study will also incorporate our newest, most technologically advanced delivery system. More than twenty U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently project the costs of this clinical study to be in the range of $18 to $20 million through 2008. Of this total, approximately $1.7 million and $300,000 was incurred during 2006 and 2005, respectively, and we currently estimate 2007 costs to be approximately $14.6 million.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.7 million to be incurred through 2007, of which approximately $750,000 was incurred in 2006.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation STudy, or BEST, a multi-center study designed to evaluate our new BioSTAR® PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study is to secure European commercial approval for our novel BioSTAR® technology through the Conformité Europeene (“CE Mark”) process, which we anticipate receiving within the next few months. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 to $1.6 million. Of this total, approximately $1.3 million was incurred through 2006 and we currently estimate 2007 costs to be approximately $300,000.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $4.5 million, $3.2 million and $3.7 million were incurred during 2006, 2005 and 2004, respectively. We currently project 2007 costs to approximate $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment. Currently there are more than 600 patients enrolled and enrollment has progressed much slower than anticipated. We now believe that study changes, acceptable to the FDA, the investigators and us, are necessary in order to successfully complete this study. Until these changes are approved, it is difficult to estimate the completion date. On March 2, 2007 the FDA held a public and private advisory panel meeting in order to discuss and subsequently make recommendations regarding the clinical trial design for PFO closure devices intended to reduce recurrent stroke. While the official recommendation has not yet been published, the FDA and advisory panel concurred that only randomized, controlled trials would provide the data necessary to be considered for pre-market approval. We provided the FDA and advisory panel our plan to complete the CLOSURE I study. Included in the plan is a protocol specified interim analysis of the study data. We are blinded to that data, but are able to ask if a revised statistical plan, under consideration by us and our investigators and advisors, is appropriately powered. If the revised plan is appropriate and approved by the FDA, we will be able to provide more accurate guidance on the time needed to complete enrollment. We expect to have this guidance within the next 90 days.

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

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In June 1999, our Board of Directors adopted a stockholder rights plan (“Rights Plan”). The Rights Plan is intended to protect our stockholders from unfair or coercive takeover practices. In accordance with the Rights Plan, our Board of Directors declared a dividend distribution of one purchase right (a “Right”) for each share of common stock outstanding to our stockholders of record on June 10, 1999. Each share of common stock newly issued after that date also carries with it one Right. Subject to the conditions contained in the Rights Plan, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A at an initial purchase price of $20, as adjusted from time to time for certain events. The Rights become exercisable (a “Triggering Event”) ten (10) business days after the earlier of our announcement that a person or group has acquired beneficial ownership of 15% or more (each, a “Triggering Holder”) of our common stock or an announcement of a tender or exchange offer which would result in a person or group acquiring 15% or more of our common stock; in either case, our Board of Directors can extend this ten-day period. At such time, if we have not redeemed or exchanged the Rights, each holder of a Right (other than the Triggering Holder) will have the right to receive, upon payment of the then current purchase price of the Right, and in lieu of one one-thousandth (1/1000th) of a Series A share, the number of shares of our common stock that equals the result obtained by dividing the then current purchase price of the Right by 50% of the then current market price per share of our common stock. In the event that the number of shares of our common stock then currently authorized, but not outstanding or reserved for issuance for purposes other than the exercise of the Rights, are not sufficient to permit the exercise in full of the Rights, we will either (i) reduce the purchase price of the Right accordingly; or (ii) make other substitute provisions of equivalent value as specified in the Rights Plan. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of our assets or earning power is sold to a person or group, each holder of a Right shall thereafter have the right to receive, upon purchase of each Right, that number of shares of common stock of the acquiring company equal to the result obtained by dividing the then current exercise price of the Right by 50% of the then current market price per share of the acquirer’s common stock.

The Rights expire on June 9, 2009. We may redeem the Rights for $.001 per Right at any time prior to the Rights becoming exercisable, or June 9, 2009.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(9) STOCK OPTIONS

Our 1996 Stock Option Plan (the “1996 Plan”), 1998 Stock Incentive Plan (the “1998 Plan”) and 2001 Stock Incentive Plan (the “2001 Plan”) (collectively, the “Plans”) generally provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to our eligible employees, officers, directors, consultants and advisors. The Joint Compensation and Options Committee of our Board of Directors administers the Plans, subject to the terms and conditions of the respective Plans. Options granted generally vest in equal annual installments over a four-year period from the date of grant. At December 31, 2006 there were 1,320,983 options outstanding and 240,324 options available for grant under the 1998 and 2001 Plans. There can be no additional grants under the 1996 Plan as this plan has expired.

In November 2005, we granted to employees 175,800 fully vested options with an exercise price of $16.34, the fair market value on the date of grant. Of the $2,731,788 pro forma share-based compensation expense for 2005 disclosed in Note 10, approximately $1,385,000 relates to these options. Had we granted these options with longer time-based vesting, we would have incurred significant share-based compensation expense in future years in accordance with newly issued SFAS No. 123R.

Our 1996 Stock Option Plan for Non-Employee Directors (the “Directors Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our directors who are not our employees and who do not otherwise receive compensation from us. Under the terms of the Directors Plan, as amended, each new non-employee director not otherwise compensated by us receives an initial grant of options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director’s re-election to the Board at our annual meeting of stockholders, there is an additional grant of options to purchase 5,000 shares of common stock that fully vests six months after the date of grant. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of common stock if such director served as a chairperson of such committee or (ii) 1,000 shares of common stock if such director did not serve as chairperson of such committee. At December 31, 2006 there were 198,600 options outstanding under the Directors Plan. There can be no additional grants under this plan, as this plan has expired.

On March 1, 2001, our Board of Directors authorized an offer for employees to exchange certain Plan options outstanding. Under this exchange offer, certain employees elected to have a total of 322,521 existing options cancelled in exchange for 131,558 new options. The new options were granted at $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options are subject to variable accounting as defined in FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”. In addition, we granted 83,450 additional options to employees who participated in the option exchange program, which are subject to variable accounting under FIN 44. We have followed the provisions of FIN 44 and have revalued to market the re-priced options, through the date of exercise, cancellation or expiration, at each reporting date, over the four-year vesting period which ended in April 2005. Compensation expense, included in general and administrative expense, related to the re-priced options was approximately $257,000 and $67,000 for the years ended December 31, 2005 and 2004, respectively.

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

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

All unexercised options expire ten years from date of grant.

(10) SHARE-BASED COMPENSATION

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

Under the modified prospective approach, SFAS No. 123R applies to new awards issued on or after January 1, 2006 as well as awards that were outstanding as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, we utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123R. We recorded $870,000 of compensation expense in the year ended December 31, 2006, for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values. Of these amounts, for the year ended December 31, 2006, $519,000 was recorded as part of general and administrative expenses, $188,000 was included in research and development expenses, $134,000 was included in selling and marketing and $29,000 was included in cost of product sales.

At December 31, 2006, there was $1.0 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of fewer than four years.

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. We have recorded net losses in 2005 and 2004, and in 2006, if not for the net gain from settlement of litigation we would have also recorded a net loss. Accordingly, we have not recorded any benefits from tax deductions in our SFAS No. 123R calculation for the year ended December 31, 2006. Under prior accounting rules, the benefits of tax deductions in excess of recognized compensation cost would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Results for the year ended December 31, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123R, with stock options expensed using the straight-line attribution method, our net income and earnings per share for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net loss as reported (Under APB No. 25)	$(7,792,256)	$(1,909,437)
Add: Share-based employee compensation included in net loss as reported	257,188	99,326
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,731,788)	(1,256,070)

Pro forma net loss	$(10,266,856)	$(3,066,181)

Basic and Diluted net loss per common share:
As reported	$(0.63)	$(0.16)

Pro forma	$(0.83)	$(0.25)

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	2006	2005	2004
Expected life (years)	4	7	7
Expected stock price volatility	58% – 63%	68% – 69%	70% – 73%
Expected dividend yield	0	0	0
Risk-free interest rate	4.27% – 5.23%	3.86% – 4.48%	3.31% – 4.35%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the year ended December 31, 2006 was based upon the actual forfeiture rate for the preceding four years, which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS No. 123R, we used the expected life equal to the vesting period of four years. For the years ended December 31, 2005 and 2004, we used the midpoint of the vesting period to the grant expiration, which ranged from four years to ten years, to obtain the expected life of seven years.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes a reconciliation of all stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2006	1,739,509	$6.14
Granted	137,075	14.89
Exercised	(236,372)	3.61		$2,667
Cancelled	(120,329)	10.91

Options outstanding at December 31, 2006	1,519,883	6.94	6.58	$10,715

Options Exercisable at December 31, 2006	1,243,172	$6.65	6.24	$9,035

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $852,045 for the year ended December 31, 2006. We have not recorded any tax benefit from stock option exercises, since we have a minimal tax provision for the year ended December 31, 2006, and expect to have operating losses through 2008.

The following table summarizes information about stock options at December 31, 2006:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 1.50 – 2.25	106,192	3.94	$1.97	106,192	$1.97
$ 2.26 – 3.50	322,837	6.41	3.18	254,378	3.10
$ 3.51 – 5.18	298,781	6.32	4.35	234,462	4.43
$ 5.19 – 7.80	439,173	5.72	6.66	391,870	6.60
$ 7.81 – 12.19	111,150	8.70	10.03	87,127	10.02
$12.20 – 15.92	23,125	9.22	14.52	1,000	15.56
$15.93 – 17.60	210,975	8.87	16.53	167,933	16.40
$17.61 – 23.10	7,650	9.09	20.05	210	21.25

$ 1.50 – 23.10	1,519,883	6.58	$6.94	1,243,172	$6.65

Employee Stock Purchase Plan

We offer an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock can be purchased at 85% of the lower of the fair market value of the stock on the first or last day of each six-month offering period. Employee purchases in any year are limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering begins, or 12% of annual base pay.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A total of 425,000 common shares have been reserved for issuance under the ESPP, as amended. At our 2006 annual meeting, our stockholders approved an amendment to our ESPP, as amended, to increase the number of shares of our common stock authorized for issuance from 275,000 to 425,000 shares. Employees purchased 29,806, 49,332 and 58,134 shares of common stock under the ESPP during the years ended December 31, 2006, 2005 and 2004, respectively. The average purchase prices for total ESPP shares acquired were $11.16, $4.50 and $3.56 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there were 141,247 shares available for issuance under the ESPP, as amended.

(11) RELATED PARTY TRANSACTIONS

Pursuant to the terms of an exclusive license agreement with Children’s Medical Center Corporation (“CMCC”), we pay royalties on sales of our CardioSEAL® and STARFlex® products to CMCC. James E. Lock, M.D., a member of our Board of Directors and an affiliate of CMCC, receives from CMCC a portion of these royalties.

(12) ACCRUED EXPENSES

Accrued expenses consisted of the following:

	At December 31,
	2006	2005
Clinical trials	$4,135,710	$2,861,782
Payroll and payroll related	1,264,429	1,253,173
Royalties	1,247,775	992,556
Professional Fees	648,431	572,442
Other accrued expenses	1,702,806	835,856

	$8,999,151	$6,515,809

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Revenues by destination country for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
United States	$25,314,000	$20,583,000	$17,567,000
Germany	312,000	905,000	1,671,000
United Kingdom	1,258,000	822,000	452,000
Other	1,267,330	1,606,161	1,770,024

	$28,151,330	$23,916,161	$21,460,024

Net book value of long-lived assets by country at December 31, 2006 and 2005 were as follows:

	2006	2005
United States	$1,032,330	$793,556
Other	6,997	11,213

	$1,039,327	$804,769

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(14) VALUATION OF QUALIFYING ACCOUNTS

The following table sets forth the activity in our allowance for doubtful accounts and sales returns:

	For the Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$369,984	$378,150	$385,000
Provision for bad debt and sales returns adjustments	—	—	—
Write-offs and returns	(87,516)	(8,166)	(6,850)

Balance at end of period	$282,468	$369,984	$378,150

(15) LEGAL PROCEEDINGS

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

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Court, against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims by denying liability. On April 25, 2001, the Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million. The cash payment was shared equally, after our legal fees and expenses, with Dr. Marks.

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit (see Note 3).

Other than as described above, we have no material pending legal proceedings.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
Acquisition Agreements

2.1†	Asset Purchase Agreement, dated as of October 19, 2001, among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	2.1

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Registrant and Integra LifeSciences Corporation	8-K (000-21001)	8-14-2002	2.1

2.3	Agreement and Plan of Merger by and among the Registrant, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996	S-1 (333-06463)	6-20-1996	10.3

Certificate of Incorporation and By-Laws

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-5-1998	3.1

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-16-1999	3.1

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-Q (000-21001)	8-16-1999	3.2

3.4	Amended and Restated By-Laws of the Registrant	S-1 (333-06463)	6-20-1996	3.2

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-06463)	7-12-1996	4.1

4.2	Rights Agreement, dated as of June 7, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-K (000-21001)	6-8-1999	4.1

Material Contracts—Equity Compensation Plans and Related Agreements

10.1#	1994 Stock Option Plan of the Registrant	S-1 (333-06463)	6-20-1996	10.28

10.2#	1996 Stock Option Plan of the Registrant, as amended	10-Q (000-21001)	8-5-1998	10.1

10.3#	1996 Stock Option Plan for Non-Employee Directors, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.3

10.4#	1998 Stock Incentive Plan of the Registrant	10-Q (000-21001)	8-5-1998	10.2

10.5#	2001 Stock Incentive Plan, as amended, of the Registrant	10-Q (000-21001)	8-10-2004	10.1

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
10.6#	2001 Employee Stock Purchase Plan, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.2

10.7#	Amendment, dated as of December 31, 2002, to Incentive Stock Option Agreement between the Registrant and John E. Ahern, dated as of September 21, 2000	10-K (000-21001)	3-20-2003	10.37

10.8#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and John E. Ahern, dated as of December 31, 2002	10-K (000-21001)	3-20-2003	10.34

10.9#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and Richard E. Davis, dated as of September 21, 2004	8-K (000-21001)	9-27-2004	99.1

10.10#	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan, as amended	10-Q (000-21001)	11-10-2004	10.1

10.11#	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.2

10.12#	Form of Incentive Stock Option Letter Agreement Granted Under 1996 Stock Option Plan	10-Q (000-21001)	11-10-2004	10.3

10.13#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 1996 Stock Option Plan for Non-Employee Directors, as amended	10-Q (000-21001)	11-10-2004	10.4

Material Contracts—Registration Rights Agreements

10.14	Registration Rights Agreement between the Registrant and Fletcher Spaght, Inc., dated as of February 14, 1996	S-1 (333-06463)	6-20-1996	10.6

10.15	Amendment No. 1, dated as of July 1, 1998, to Registration Rights Agreement between the Registrant and Fletcher Spaght, Inc., dated as of February 14, 1996	10-K (000-21001)	4-15-1999	10.6.1

10.16	Form of Registration Rights Agreement between the Registrant and certain of its existing stockholders, dated as of February 14, 1996	S-1 (333-06463)	6-20-1996	10.26

10.17	Registration Rights Agreement, dated as of March 30, 1999, among the Registrant and the individuals listed on Schedule A thereto	10-Q (000-21001)	5-17-1999	10.3

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—Leases

10.18	Lease by and between the Registrant and the Trustees of Wormwood Realty, dated as of May 8, 1996	S-1 (333-06463)	6-20-1996	10.27

10.19	Amendment of Leases by and between the Registrant and Fort Point Place—VEF V, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of November 9, 2005	8-K (000-21001)	11-14-2005	10.1

Material Contracts—License and Technology Related Agreements

10.20†	License and Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of November 22, 1994	S-1/A (333-06463)	9-5-1996	10.9

10.21†	Technology Purchase Agreement by and between the Registrant and Morris Simon, M.D., dated as of April 14, 1987	S-1/A (333-06463)	9-5-1996	10.11

10.22	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995	S-1/A (333-06463)	7-12-1996	10.12

10.23	Stock Transfer Agreement between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.13

10.24†	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	8-13-1996	10.14

10.25	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.15

10.26	Assignment Agreement by and between the Registrant and The Beth Israel Hospital Association, dated as of June 30, 1994	S-1/A (333-06463)	7-12-1996	10.16

10.27†	Agreement by and between the Registrant and Lloyd A. Marks, dated as of April 15, 1996	S-1/A (333-06463)	8-13-1996	10.17

10.28	License Agreement, dated as of October 2000, by and between the Registrant and Children’s Medical Center Corporation	10-K (000-21001)	4-2-2001	10.66

10.29†	Royalty Agreement, dated as of October 19, 2001, by and among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	10.1

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—Employment Agreements and Compensation Arrangements

10.30†#	Amended and Restated Employment Agreement by and between the Registrant and John E. Ahern, dated as of December 31, 2002	10-K (000-21001)	3-20-2003	10.36

10.31†#	Second Amended and Restated Employment Agreement by and between the Registrant and John E. Ahern, dated as of December 13, 2005	8-K (000-21001)	12-14-2005	10.1

10.32†#	Amendment No. 1, dated as of April 28, 2003, to Employment Agreement by and between the Registrant and Richard E. Davis, dated as of February 14, 2001	10-K/A (000-21001)	4-30-2003	10.39

10.33†#	Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	8-10-2004	10.2

10.34#	Revised Summary of Compensation Arrangement Applicable to the Registrant’s Non-Employee Directors				*

10.35#	Revised Summary of Compensation Arrangement Applicable to the Registrant’s Named Executive Officers				*

Additional Exhibits

14.1	Code of Business Conduct and Ethics of the Registrant	10-K (000-21001)	3-24-2004	14.1

21.1	Subsidiaries of the Registrant				*

23.1	Consent of Ernst & Young LLP				*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.