Form 10-Q
period 2007-03-31
NMT MEDICAL INC
filed 2007-05-08
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of May 4, 2007, there were 12,959,432 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At March 31, 2007	At December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,544,027	$8,285,561
Marketable securities	32,055,745	33,163,998
Accounts receivable, net of allowances of $264,468 in 2007 and $282,468 in 2006	2,735,202	2,729,188
Inventories	2,102,605	1,909,236
Prepaid expenses and other current assets	4,231,872	4,055,627

Total current assets	48,669,451	50,143,610

Property and equipment, at cost:
Laboratory and computer equipment	3,946,377	3,830,430
Leasehold improvements	1,307,563	1,307,563
Office furniture and equipment	1,026,720	1,028,397

	6,280,660	6,166,390
Less accumulated depreciation and amortization	5,202,748	5,127,063

	1,077,912	1,039,327

Total Assets	$49,747,363	$51,182,937

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,982,505	$2,284,347
Accrued expenses	7,931,859	8,999,151

Total current liabilities	9,914,364	11,283,498

Commitments and contingencies (Notes 7 and 12)
Stockholders' equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued—12,940,335 shares in 2007 and 12,901,310 shares in 2006	12,940	12,901
Additional paid-in capital	51,143,480	50,870,411
Less treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(11,203,889)	(10,867,401)
Accumulated other comprehensive income	68	3,128

Total stockholders' equity	39,832,999	39,899,439

Total Liabilities and Stockholders' Equity	$49,747,363	$51,182,937

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$5,115,503	$5,699,520
Net royalty income	1,718,325	1,232,175

Total revenues	6,833,828	6,931,695

Costs and expenses:
Cost of product sales	1,229,953	1,474,905
Research and development	2,514,498	3,829,860
General and administrative	2,013,160	2,224,176
Selling and marketing	2,046,690	2,073,549

Total costs and expenses	7,804,301	9,602,490

Net gain from settlement of litigation	—	15,208,726

Income (loss) from operations	(970,473)	12,537,931

Other income (expense):
Currency transaction gain (loss)	49,405	(6,453)
Interest income, net	509,080	291,116

Total other income, net	558,485	284,663

Income (loss) before income tax benefit	(411,988)	12,822,594
Income tax benefit	(75,500)	—

Net income (loss)	$(336,488)	$12,822,594

Basic net income (loss) per common share:	$(0.03)	$1.02

Diluted net income (loss) per common share:	$(0.03)	$0.93

Weighted average common shares outstanding:
Basic	12,872,978	12,626,276

Diluted	12,872,978	13,747,066

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(336,488)	$12,822,594

Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	75,685	81,635
Amortization of bond (discount) premium	(123,562)	(38,040)
Share-based compensation expense	98,535	227,150
Gain on settlement of litigation	—	(15,283,726)
Change in assets and liabilities-
Accounts receivable	(6,014)	(221,721)
Inventories	(193,369)	(1,710)
Prepaid expenses and other current assets	(176,245)	(134,261)
Accounts payable	(301,842)	(182,685)
Accrued expenses	(1,067,292)	(280,113)

Net cash used in operating activities	(2,030,592)	(3,010,877)

Cash flows from investing activities:
Purchases of property and equipment	(114,270)	(130,708)
Purchases of marketable securities	(8,121,245)	(5,502,530)
Maturities of marketable securities	9,350,000	13,975,000

Net cash provided by investing activities	1,114,485	8,341,762

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	93,611	331,766
Proceeds from issuance of common stock under the employee stock purchase plan	156,462	162,765
Excess tax benefits from share-based compensation	(75,500)	—

Net cash provided by financing activities	174,573	494,531

Net (decrease) increase in cash and cash equivalents	(741,534)	5,825,416
Cash and cash equivalents, beginning of period	8,285,561	10,390,139

Cash and cash equivalents, end of period	$7,544,027	$16,215,555

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as migraine headaches, stroke, and transient ischemic attacks, or TIA. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 24,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying consolidated financial statements at March 31, 2007 and for the three-month period ended March 31, 2007 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform to the current presentation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 10 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, “Share Based Payment”. We recorded $99,000 of compensation expense in the three months ended March 31, 2007 for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values. Of these amounts, for the three months ended March 31, 2007, $39,000 was recorded as part of general and administrative expenses, $32,000 was included in research and development expenses, $24,000 was included in selling and marketing and $4,000 was included in cost of product sales.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2007	2006
Expected life (years)	4	4
Expected stock price volatility	58%	58% -63%
Expected dividend yield	0	0
Risk-free interest rate	4.43% -4.89%	4.27% -4.78%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the three months ended March 31, 2007 was based upon the actual forfeiture rate for the preceding four years, which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS No. 123R, we used the expected life equal to the vesting period of four years.

The following table summarizes a reconciliation of all stock option activity for the three months ended March 31, 2007:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2007	1,519,883	$6.94
Granted	7,000	13.46
Exercised	(24,790)	3.66		$262
Cancelled	(2,875)	15.69

Options outstanding at March 31, 2007	1,499,218	7.01	6.39	$10,560

Options Exercisable at March 31, 2007	1,231,751	$6.73	6.06	$8,948

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $93,611 for the three months ended March 31, 2007. We have not recorded any tax benefit from stock option exercises, since we expect to have a minimal tax provision for the year ending December 31, 2007.

The following table summarizes information about stock options at March 31, 2007:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 1.50 - 2.25	95,427	3.72	$1.95	95,427	$1.95
$ 2.26 - 3.50	313,912	6.14	3.17	248,162	3.09
$ 3.51 - 5.18	296,681	6.06	4.35	234,799	4.44
$ 5.19 - 7.80	438,673	5.48	6.66	395,402	6.60
$ 7.81 - 12.19	108,300	8.65	10.01	85,358	9.99
$ 12.20 - 15.92	29,250	9.45	14.22	212	14.49
$ 15.93 - 17.60	209,325	8.68	16.53	170,482	16.41
$ 17.61 - 23.10	7,650	8.83	20.05	1,909	20.05

$ 1.50 - 23.10	1,499,218	6.39	$7.01	1,231,751	$6.73

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities”, we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at March 31, consisted of approximately $32.1 million of debt instruments with maturities ranging from May 2007 to February 2008. Accrued interest receivable of approximately $396,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2007	At December 31, 2006
Raw materials	$691,860	$773,704
Work-in-process	274,447	229,808
Finished goods	1,136,298	905,724

	$2,102,605	$1,909,236

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc., or Bard, and Boston Scientific Corporation, or BSC, are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties.

7. Settlement of Litigation

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA Medical Corporation, or AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment, which was received in its entirety on April 12, 2006, has been shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Lloyd A. Marks, M.D, or Dr. Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims. Included in the accompanying consolidated statement of operations for the three months ended March 31, 2006 was a net gain from settlement of litigation of approximately $15.2 million.

8. Income Taxes

In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the three months ended March 31, 2007, we recorded a benefit from income taxes of $75,500 as a result of the anticipated benefit from these loss carrybacks. We recorded no income tax provision for the three months ended March 31, 2006 because at that time we anticipated that clinical trial expenses would result in an operating loss for fiscal 2006.

9. Net Income (loss) per Common and Common Equivalent Share

Basic and diluted net income (loss) per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. For the three months ended March 31, 2007, options to purchase 745,845 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive. For the three months ended March 31, 2006, options and warrants to purchase a total of 1,120,790 common shares were included in diluted weighted average shares outstanding.

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

	For The Three Months Ended March 31,
	2007	2006
Net income (loss)	$(336,488)	$$12,822,594
Unrealized income (loss) on marketable securities	(3,060)	$21,639

Net comprehensive income (loss)	$(339,548)	$$12,844,233

The accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

11. Recent Accounting Pronouncements

Effective January 1, 2007, we adopted FASB Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes. We have evaluated the impact of incorporating FIN 48 into our financial statements and believe there to be no material impact or changes required to our current financial reporting, given our anticipation of net operating losses and subsequent minimal tax provisions. Therefore, no reserve for uncertain income tax positions have been recorded pursuant to FIN 48.

12. Commitments and Contingencies

(a) Litigation

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We have appealed the ruling to the U.S. Court of Appeals for the Federal Circuit where we seek to have the decision overturned. A hearing on this matter is currently scheduled in May 2007. It is further anticipated that a decision may take 90 to 180 days.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Massachusetts Court, against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Massachusetts Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims by denying liability. On April 25, 2001, the Massachusetts Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Massachusetts Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

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

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association, or MAA, a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be in the range of $4.7 to $4.9 million. Of this total, approximately $4.6 million was incurred through 2006. We currently estimate 2007 costs to be approximately $300,000, of which approximately $40,000 was incurred during the three months ended March 31, 2007.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration, or FDA, of an Investigational Device Exemption, or IDE, to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study will also incorporate our newest, most technologically advanced delivery system. More than twenty U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently project the costs of this clinical study to be in the range of $18 to $20 million through 2008. Of this total, approximately $2.0 million was incurred through 2006. We currently estimate 2007 costs to be approximately $13.5 million, of which approximately $425,000 was incurred during the three months ended March 31, 2007. Costs incurred for this trial will be highly variable based upon the rate of patient enrollment.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.7 million through 2007. Of this total, approximately $750,000 was incurred through 2006. We currently estimate 2007 costs to be approximately $1.0 million, of which approximately $20,000 was incurred during the three months ended March 31, 2007.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation STudy, or BEST, a multi-center study designed to evaluate our new BioSTAR® PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study is to secure European commercial approval for our novel BioSTAR® technology through the Conformité Europeene, or CE Mark, process, which we anticipate receiving within the next few months. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 to $1.6 million. Of this total, approximately $1.3 million was incurred through 2006. We currently estimate 2007 costs to be approximately $300,000. There has been minimal spending during the three months ended March 31, 2007.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $20 million through completion of the trial and submission to the FDA. Of this total, approximately $4.5 million, $3.2 million and $3.7 million were incurred during 2006, 2005 and 2004, respectively. We currently project 2007 costs to approximate $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment. Currently there are more than 650 patients enrolled.

On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. As part of the revised plan, we plan to enroll a total of approximately 800 patients. The original CLOSURE I statistical plan, approved by the FDA five years ago, required an enrollment of 1,600 patients.

CARS

In August 2006, we announced that the FDA approved our CARS (“Closure After Recurrent Stroke”) IDE. This study will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. Patients previously covered by our PFO Humanitarian Device Exemption, or HDE, only had access to our original CardioSEAL® device. In addition, the FDA informed us that they commenced a formal HDE review process for all existing PFO closure devices. Because of the many clinical advances since its approval over six years ago, the FDA asked us to consider voluntary withdrawal of our HDE. We expressed concern to the FDA that we did not want to put patients who were currently covered under the HDE at risk of losing access to PFO closure. The FDA endorsed our support for those patients and as a result, quickly approved the CARS IDE. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. Approval of the CARS IDE, combined with our ongoing CLOSURE I trial, allows us to maintain two sources for PFO closure in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Matters discussed in this Quarterly Report on Form 10-Q and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of March 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of total product sales) for such periods.

	2007	%	2006	%	Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	(In thousands, except percentages)
Revenues:
Product sales	$5,116	74.9%	$5,700	82.2%	$(584)	-10.2%
Net royalty income	1,718	25.1%	1,232	17.8%	486	39.4%

Total revenues	6,834	100.0%	6,932	100.0%	(98)	-1.4%

Costs and expenses:
Cost of product sales	1,230	24.0%	1,475	25.9%	(245)	-16.6%
Research and development	2,514	36.8%	3,830	55.3%	(1,316)	-34.4%
General and administrative	2,013	29.5%	2,224	32.1%	(211)	-9.5%
Selling and marketing	2,047	30.0%	2,074	29.9%	(27)	-1.3%

Total costs and expenses	7,804	114.2%	9,603	138.5%	(1,799)	-18.7%

Net gain from settlement of litigation	—	0.0%	15,209	219.4%	(15,209)	-100.0%

Income (loss) from operations	(970)	-14.2%	12,538	180.9%	(13,508)	-107.7%
Other Income:
Currency transaction gain (loss)	49	0.7%	(6)	-0.1%	55	-916.7%
Interest income, net	509	7.4%	291	4.2%	218	74.9%

Total other income, net	558	8.2%	285	4.1%	273	95.8%

Income (loss) before income tax benefit	(412)	-6.0%	12,823	185.0%	(13,235)	-103.2%

Income tax benefit	(76)	-1.1%	—	0.0%	(76)	—

Net income (loss)	$(336)	-4.9%	$12,823	185.0%	$(13,159)	-102.6%

REVENUES THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

	Three Ended March 31,		Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	2006
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,984	$5,116	$(1,132)	(22.1)%
Europe	1,132	584	548	93.8%

Total product sales	5,116	5,700	(584)	(10.2)%
Net royalty income:
Bard	1,694	1,200	494	41.2%
BSC	24	32	(8)	(25.0)%

Total net royalty income	1,718	1,232	486	39.4%

Total revenues	$6,834	$6,932	$(98)	(1.4)%

The decrease in CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily a result of a decrease in product demand in the United States and Canada. We believe that changes in inventory management at various institutions and to a lesser extent an impact resulting from the voluntary withdrawal of our HDE in the United States may have had a short term negative impact on revenue. However, European sales represented approximately 22.1% and 10.2% of total CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2007 and 2006, respectively. The increase in European sales was primarily attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our STARFlex® technology along with (ii) the anticipated awarding of the CE Mark for BioSTAR® within the next few months, our European product sales will increase as a percentage of total sales.

Increased net royalty income was directly attributable to higher sales by Bard of its Recovery™ Filter, or RNF, product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002.

Cost of Product Sales. For the three months ended March 31, 2007, cost of product sales, as a percentage of total product sales, was approximately 24% compared with approximately 26% in the comparable period of 2006. This decrease in percentage of product sales was primarily due to the increase in production levels in anticipation of the commencement of sales of BioSTAR®, our new bioabsorbable septal repair implant. As the roll-out occurs, we anticipate a higher proportion of European sales in 2007 compared to 2006 and resulting in a lower weighted average selling price for our products. As a result , we currently expect 2007 cost of product sales, as a percentage of product sales, to increase slightly during the second half of 2007. For the full year 2007, we currently expect cost of product sales to be approximately 30% of total product sales, compared with approximately 29% for fiscal 2006. Included in cost of product sales were royalty expenses of approximately $500,000 and $563,000 for the three months ended March 31, 2007 and 2006, respectively.

Research and Development. The decrease in research and development expense of $1.3 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was primarily related to (i) approximately $750,000 of decreased costs related to CLOSURE I, primarily due to lower than anticipated enrollment, (ii) approximately $275,000 of decreased costs for MIST as the trial begins to wind down, and (iii) approximately $200,000 of decreased costs related to MIST II, primarily due to lower than plan enrollment.

We currently expect 2007 research and development expense to increase to approximately $26 million compared to approximately $15 million in 2006. This anticipated increase is primarily attributed to an increase in our clinical trial costs, most notably the expected completion of the enrollment/consent phase of our MIST II study.

General and Administrative. The slight decrease in general and administrative expense for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 was spread across many expense categories including non-cash stock based compensation expense, recruiting costs, bonus expense, and payroll taxes. General and administrative expense is currently expected to increase by approximately 10% in 2007 compared to 2006. This increase is primarily due to anticipated increases in legal fees related to intellectual property prosecution, increased expenses related to Sarbanes-Oxley 404 requirements, and additional SFAS 123R share-based compensation expense.

Selling and Marketing. Selling and marketing expense was relatively flat for the three months ended March 31, 2007 compared to the same period in 2006. This was primarily the result of an increase in expenses related to the launch of BioSTAR® offset by savings spread across many expense categories. We currently expect worldwide selling and marketing expense in 2007 to be relatively flat when compared to 2006. This is primarily due to the reallocation of resources to support the anticipated growth in Europe, offset by the investments not required due to the voluntary withdrawal of our HDE in the U.S.

Interest Income. The increase in interest income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily related to higher cash balances during 2007, primarily due to the $15 million received for the settlement of the AGA litigation in April 2006. We currently expect interest income to decrease approximately 20% in 2007 compared to 2006, primarily due to the use of approximately $20 million of cash, cash equivalents and marketable securities to fund 2007 operations.

Income Tax Provision. In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the three months ended March 31, 2007, we recorded a benefit from income taxes of $75,500 as a result of the anticipated benefit from these loss carrybacks. We recorded no income tax provision for the three months ended March 31, 2006 because at that time we anticipated that clinical trial expenses would result in an operating loss for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash, cash equivalents and marketable securities	$39,600	$28,919
Net cash used in operating activities	(2,031)	(3,011)
Net cash provided by investing activities	1,114	8,342
Net cash provided by financing activities	175	495

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 totaled approximately $2.0 million and consisted of (i) a net loss of approximately $336,000 and (ii) a net increase in working capital requirements of approximately $1.7 million, partially offset by non-cash charges of approximately $50,000.

The non-cash charges of approximately $50,000 during the three months ended March 31, 2007 consisted of (i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R); (ii) amortization of bond discount; and (iii) depreciation of property and equipment.

The primary elements of the $1.7 million net increase in working capital during the three months ended March 31, 2007 consisted of the following:

(a)	Inventories increased by approximately $193,000.

(b)	Prepaid expenses and other current assets increased by approximately $176,000.

(c)	Current liabilities decreased by approximately $1.4 million, primarily related to decreases in accounts payable and accrued expenses of approximately $300,000 and $1.1 million, respectively. The reduction in accrued expenses is primarily attributed to a reduction in accruals related to our clinical trials.

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

The primary elements of the $820,000 net increase in working capital during the three months ended March 31, 2006 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $220,000, primarily due to an increase of approximately $600,000 in total product sales for the three months ended March 31, 2006 compared to the three months ended December 31, 2005.

(b)	Prepaid expenses and other current assets increased by approximately $130,000.

(c)	Current liabilities decreased by approximately $460,000, primarily related to decreases in accounts payable and accrued expenses of approximately $180,000 and $280,000, respectively. Accrued expenses include deferred revenue of $500,000 related to the settlement of litigation with AGA, which was treated as a non-cash item.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $1.1 million during the three months ended March 31, 2007 consisted primarily of approximately $9.4 million of proceeds from maturities of marketable securities, offset by approximately $8.1 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $114,000 during the three months ended March 31, 2007. This compared to net cash provided by investing activities of approximately $8.3 million during the three months ended March 31, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $175,000 and $495,000 for the three months ended March 31, 2007 and 2006, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan. For the three months ended March 31, 2007, financing activities also reflected excess tax benefits from share-based compensation of $75,500.

Primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I, we currently expect to incur operating losses at least through 2008. The total cost of our MIST II study is currently estimated to be approximately $18.0 to $20.0 million through 2008. Of this amount, approximately $2.0 million was incurred through 2006 and we currently expect to incur approximately $13.5 million in 2007. The total cost of our MIST III study is currently estimated to be $1.7 million. Of this amount, approximately $750,000 was incurred through 2006 and we currently estimate 2007 costs to be approximately $1.0 million. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $20.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $13.8 million was incurred through 2006 and we currently expect to incur approximately $4.0 to $4.5 million in 2007, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $1.0 million during 2007, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $39.6 million at March 31, 2007 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2008. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $22.0 million at the end of 2007.

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2007, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007 and December 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We have appealed the ruling to the U.S. Court of Appeals for the Federal Circuit where we seek to have the decision overturned. A hearing on this matter is currently scheduled in May 2007. It is further anticipated that a decision may take 90 to 180 days.

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Massachusetts Court, against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Massachusetts Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims by denying liability. On April 25, 2001, the Massachusette Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Massachusetts Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

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

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

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

We were contacted by the FDA to review our existing HDE, which was approved more than six years ago. Since the HDE was approved, clinical conditions have significantly changed and the subset of patients who once qualified for consideration for PFO closure has increased beyond 4,000, the limit normally allowed under the HDE indication. Effective October 31, 2006, as a result and in connection with the CARS study, we voluntarily withdrew the HDE granted by the FDA on February 1, 2000 for our CardioSEAL® Septal Repair System for closure of PFO. At this time, we are unable to predict whether our action and the actions of the FDA will have a material positive or negative impact on our product revenue. However, it is expected that sales growth in the United States may be limited until further regulatory approvals are obtained. The withdrawal does not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United States under the PMA indication for ventricular septal defect, or VSD.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE

OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. As part of the revised plan, we plan to enroll a total of approximately 800 patients, of which more the 650 patients are already enrolled. The original CLOSURE I statistical plan, approved by the FDA five years ago, required an enrollment of 1,600 patients. It is currently anticipated that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $20.0 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future, considering our anticipated significant spending on clinical trials, we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not currently have any existing line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all.

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

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the three months ended March 31, 2007, net royalty income increased approximately 39% over the comparable period ended March 31, 2006. This increase has been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate and may result in a net royalty expense.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT

OUR FINANCIAL CONDITION.

We are currently involved in litigation as described in Part II, Item 1 (Legal Proceedings). An adverse outcome involving this matter could result in substantial monetary damages and/or negatively impact our ability to use intellectual property and, therefore, negatively impact our financial condition or results of operations.

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

ITEM 6.	EXHIBITS

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 8, 2007	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.