Form 10-Q
period 2007-06-30
NMT MEDICAL INC
filed 2007-08-07
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of August 3, 2007, there were 12,939,857 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	At June 30, 2007	At December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,911,080	$8,285,561
Marketable securities	29,911,917	33,163,998
Accounts receivable, net of allowances of $254,468 at June 30, 2007 and $282,468 at December 31, 2006	2,584,632	2,729,188
Inventories	2,200,149	1,909,236
Prepaid expenses and other current assets	3,941,291	4,055,627

Total current assets	44,549,069	50,143,610

Property and equipment, at cost:
Laboratory and computer equipment	3,972,668	3,830,430
Leasehold improvements	1,302,649	1,307,563
Office furniture and equipment	1,000,440	1,028,397

	6,275,757	6,166,390
Less accumulated depreciation and amortization	5,210,945	5,127,063

	1,064,812	1,039,327

Total Assets	$45,613,881	$51,182,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,696,838	$2,284,347
Accrued expenses	6,540,551	8,999,151

Total current liabilities	8,237,389	11,283,498

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued—12,971,857 shares at June 30, 2007 and 12,901,310 shares at December 31, 2006	12,972	12,901
Additional paid-in capital	51,333,040	50,870,411
Less treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(13,839,923)	(10,867,401)
Accumulated other comprehensive income	(9,997)	3,128

Total stockholders’ equity	37,376,492	39,899,439

Total Liabilities and Stockholders’ Equity	$45,613,881	$51,182,937

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$4,922,265	$5,283,750	$10,037,768	$10,983,270
Net royalty income	1,549,570	1,817,175	3,267,895	3,049,350

Total revenues	6,471,835	7,100,925	13,305,663	14,032,620

Costs and expenses:
Cost of product sales	1,358,739	1,407,280	2,588,692	2,882,185
Research and development	4,091,456	3,736,179	6,605,954	7,566,038
General and administrative	1,886,356	2,014,395	3,899,516	4,238,572
Selling and marketing	2,304,740	2,292,539	4,351,430	4,366,088

Total costs and expenses	9,641,291	9,450,393	17,445,592	19,052,883

Net gain from settlement of litigation	—	(24,832)	—	15,183,894

Income (loss) from operations	(3,169,456)	(2,374,300)	(4,139,929)	10,163,631

Other income (expense):
Currency transaction gain (loss)	(18,689)	12,218	30,716	5,765
Interest income, net	476,611	483,145	985,691	774,261

Total other income, net	457,922	495,363	1,016,407	780,026

Income (loss) before income tax benefit	(2,711,534)	(1,878,937)	(3,123,522)	10,943,657
Income tax benefit	(75,500)	—	(151,000)	—

Net income (loss)	$(2,636,034)	$(1,878,937)	$(2,972,522)	$10,943,657

Basic net income (loss) per common share:	$(0.20)	$(0.15)	$(0.23)	$0.86

Diluted net income (loss) per common share:	$(0.20)	$(0.15)	$(0.23)	$0.81

Weighted average common shares outstanding:
Basic	12,916,357	12,717,704	12,894,762	12,720,952

Diluted	12,916,357	12,717,704	12,894,762	13,515,484

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,972,522)	$10,943,657
Adjustments to reconcile net (loss) income to net cash used in operating activities-
Depreciation and amortization	154,697	164,796
Amortization of bond (discount) premium	(215,006)	(150,447)
Share-based compensation expense	246,271	426,044
Change in assets and liabilities-
Accounts receivable	144,556	(360,063)
Inventories	(290,913)	(240,076)
Prepaid expenses and other current assets	114,336	(416,691)
Accounts payable	(587,509)	14,295
Accrued expenses	(2,458,600)	(230,403)

Net cash (used in) provided by operating activities	(5,864,690)	10,151,112

Cash flows from investing activities:
Purchases of property and equipment	(180,182)	(388,118)
Purchases of marketable securities	(11,246,038)	(23,682,302)
Maturities of marketable securities	14,700,000	19,350,000

Net cash provided by (used in) investing activities	3,273,780	(4,720,420)

Cash flows from financing activities:
Proceeds from exercise of common stock options	210,967	407,602
Proceeds from issuance of common stock under the employee stock purchase plan	156,462	162,765
Excess tax benefits from share-based compensation	(151,000)	—

Net cash provided by financing activities	216,429	570,367

Net (decrease) increase in cash and cash equivalents	(2,374,481)	6,001,059
Cash and cash equivalents, beginning of period	8,285,561	10,390,139

Cash and cash equivalents, end of period	$5,911,080	$16,391,198

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as migraine headaches, stroke, and transient ischemic attacks, or TIAs. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 25,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 are unaudited and include the accounts of our company and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform to the current presentation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, “Share Based Payment”. We recorded $147,735 and $246,271 of compensation expense in the three and six months ended June 30, 2007, respectively, for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant. Of these amounts, for the three and six months ended June 30, 2007, respectively, $57,000 and $95,000 was recorded as part of general and administrative expenses, $43,000 and $76,000 was included in research and development expenses, $38,000 and $61,000 was included in selling and marketing and $10,000 and $14,000 was included in cost of product sales.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2007	2006
Expected life (years)	4	4
Expected stock price volatility	56% - 58%	58% - 63%
Expected dividend yield	0	0
Risk-free interest rate	4.41% - 5.18%	4.27% - 5.12%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the six months ended June 30, 2007 was based upon the actual exercise activity for the preceding four years, which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS No. 123R, we used the expected life equal to the vesting period of four years.

The following table summarizes a reconciliation of all stock option activity for the six months ended June 30, 2007:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2007	1,519,883	$6.94
Granted	64,400	12.92
Exercised	(56,313)	3.70		$597
Cancelled	(7,063)	12.62

Options outstanding at June 30, 2007	1,520,907	7.29	6.29	$8,144

Options Exercisable at June 30, 2007	1,253,766	$6.79	5.85	$7,193

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $117,356 and $210,967 for the three and six months ended June 30, 2007, respectively. We have not recorded any tax benefit from stock option exercises, since we expect to have a minimal tax provision for the year ending December 31, 2007.

The following table summarizes information about stock options at June 30, 2007:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 1.50 – 2.25	84,427	3.50	$1.92	84,427	$1.92
$ 2.26 – 3.50	308,612	5.88	3.18	244,137	3.09
$ 3.51 – 5.18	283,094	5.82	4.34	257,656	4.38
$ 5.19 – 7.80	435,724	5.23	6.67	400,484	6.61
$ 7.81 – 12.19	148,300	8.83	10.46	88,168	9.98
$ 12.20 – 15.92	43,775	9.33	14.79	3,357	14.22
$ 15.93 – 17.60	209,325	8.33	16.53	173,608	16.42
$ 17.61 – 23.10	7,650	8.59	20.05	1,909	20.05

$ 1.50 – 23.10	1,520,907	6.29	$7.29	1,253,746	$6.79

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities”, we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at June 30, 2007 consisted of approximately $29.9 million of debt instruments with maturities ranging from July 2007 to August 2008. Accrued interest receivable of approximately $528,000 and $396,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2007	At December 31, 2006
Raw materials	$700,747	$773,704
Work-in-process	107,212	229,808
Finished goods	1,392,190	905,724

	$2,200,149	$1,909,236

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc., or Bard, and Boston Scientific Corporation, or BSC, are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s sales will decrease substantially from its current rate and will likely result in a net royalty expense. Net royalty income for the three and six months ending June 30, 2006 also included a one-time revenue recognition of $500,000 related to a Settlement and Mutual General Release Agreement with AGA Medical Corporation (Note 12).

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

8. Income Taxes

In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the three and six months ended June 30, 2007, we recorded a benefit from income taxes of $75,500 and $151,000, respectively, as a result of the anticipated benefit from these loss carrybacks. For the three and six months ended June 30, 2006, we recorded no income tax provision, because at that time we anticipated that clinical trial expenses would result in an operating loss for fiscal 2006.

9. Net Income (loss) per Common and Common Equivalent Share

Basic and diluted net income (loss) per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. Options to purchase 737,098 and 741,495 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive for the three and six months ended June 30, 2007, respectively. For the six months ended June 30, 2006, options to purchase 794,532 common shares were included in diluted weighted average shares outstanding. For the three months ended June 30, 2006, options and warrants to purchase a total of 794,532 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(2,636,034)	$(1,878,937)	$(2,972,522)	$10,943,657
Unrealized income (loss) on marketable securities	(10,065)	(18,861)	(13,125)	2,779

Net comprehensive income (loss)	$(2,646,099)	$(1,897,798)	$(2,985,647)	$10,946,436

The accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

11. Recent Accounting Pronouncements

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes. We have evaluated the impact of incorporating FIN 48 into our financial statements and believe there to be no material impact or changes required to our current financial reporting, given our anticipation of net operating losses and subsequent minimal tax provisions. Therefore, no reserve for uncertain income tax positions has been recorded pursuant to FIN 48.

In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. Expense is recognized as the services are performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-3 and believe there will be no material effect on our financial position, liquidity or results of operations.

12. Commitments and Contingencies

(a) Litigation

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the district court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the district court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for NMT based on the Federal Circuit’s claim construction.

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

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association, or MAA, a migraine headache advocacy group representing more than 14,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be in the range of $4.7 to $4.9 million. Of this total, approximately $4.6 million was incurred through 2006. We currently estimate 2007 costs to be approximately $300,000, of which approximately $90,000 was incurred during the six months ended June 30, 2007.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration, or FDA, of an Investigational Device Exemption, or IDE, to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study will also incorporate our newest, most technologically advanced delivery system. More than twenty U.S. research centers have committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We currently expect enrollment to be completed in early 2008. We also currently project the costs of this clinical study to be in the range of $18 to $20 million through 2008. Of this total, approximately $2.0 million was incurred through 2006. We currently estimate 2007 costs to be approximately $10 million, of which approximately $870,000 was incurred during the six months ended June 30, 2007. Costs incurred for this trial will be highly variable based upon the rate of patient enrollment.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.7 million through 2007. Of this total, approximately $750,000 was incurred through 2006. We currently estimate 2007 costs to be approximately $600,000, of which approximately $100,000 was incurred during the six months ended June 30, 2007.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation STudy, or BEST, a multi-center study designed to evaluate our new BioSTAR® PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July

2005 and completed during the fourth quarter of 2005. The goal of our BEST study was to secure European commercial approval for our novel BioSTAR® technology through the Conformité Europeene, or CE Mark, process, which was granted in June 2007. We currently estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be in the range of $1.4 to $1.6 million. Of this total, approximately $1.3 million was incurred through 2006. We currently estimate 2007 costs to be approximately $200,000. There has been minimal spending during the six months ended June 30, 2007.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $20 million through completion of the trial and submission to the FDA. Of this total, approximately $4.5 million, $3.2 million and $3.7 million were incurred during 2006, 2005 and 2004, respectively. We currently project 2007 costs to approximate $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment, of which approximately $1.3 million was incurred during the six months ended June 30, 2007. Currently there are approximately 700 patients enrolled.

On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, an interim look at the data was performed by the Data Safety Meeting Board. Based on this analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 850 to 900 patients. Enrollment is expected to be completed in early 2008. The original CLOSURE I statistical plan required an enrollment of 1,600 patients.

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

(c) Other

We are contractually obligated to make a one-time non-refundable payment in the amount of $600,000 to one of our key material suppliers within thirty days of the first commercial sale of our BioSTAR® product. This payment will be made in the month of August.

On July 13, 2007 we announced the addition of David L. West, Ph.D., MPH, to our Board of Directors, which increased our board to seven members.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of June 30, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended June 30 ,				Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	%	2006	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,922	76.1%	$5,284	74.4%	$(362)	(6.9)%
Net royalty income	1,550	23.9%	1,817	25.6%	(267)	(14.7)%

Total revenues	6,472	100.0%	7,101	100.0%	(629)	(8.9)%

Costs and expenses:
Cost of product sales	1,359	27.6%	1,407	26.6%	(48)	(3.4)%
Research and development	4,091	63.2%	3,736	52.6%	355	9.5%
General and administrative	1,886	29.1%	2,014	28.4%	(128)	(6.4)%
Selling and marketing	2,305	35.6%	2,293	32.3%	12	0.5%

Total costs and expenses	9,641	149.0%	9,450	133.1%	191	2.0%

Net gain from settlement of litigation	—	0.0%	(25)	-0.4%	25	—

Income (loss) from operations	(3,169)	-49.0%	(2,374)	-33.4%	(795)	33.5%

Other Income:
Currency transaction (loss) gain	(19)	-0.3%	12	0.2%	(31)	(258.3)%
Interest income, net	477	7.4%	483	6.8%	(6)	(1.2)%

Total other income, net	458	7.1%	495	7.0%	(37)	(7.5)%

Income (loss) before income tax benefit	(2,711)	-41.9%	(1,879)	-26.5%	(832)	44.3%
Income tax benefit	(75)	-1.2%	—	0.0%	(75)	—

Net income (loss)	$(2,636)	-40.7%	$(1,879)	-26.5%	$(757)	40.3%

REVENUES

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

	Three Months Ended June 30,		Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	2006
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$3,738	$4,563	$(825)	(18.1)%
Europe	1,184	721	463	64.2%

Total product sales	4,922	5,284	(362)	(6.9)%
Net royalty income:
Bard	1,524	1,285	239	18.6%
AGA	—	500	(500)	(100.0)%
BSC	26	32	(6)	(18.8)%

Total net royalty income	1,550	1,817	(267)	(14.7)%

Total revenues	$6,472	$7,101	$(629)	(8.9)%

The decrease in CardioSEAL® and STARFlex® product sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily a result of a decrease in product demand in the United States. We believe that sales in North America continue to be impacted by changes in inventory management at various institutions and delays by third party payors in approving reimbursement for the procedure as a result of the voluntary withdrawal of the HDE of our CardioSEAL® Septal Repair System. We currently believe that sales in North America will remain consistent with current levels. However, European sales represented approximately 24.1% and 13.6% of total product sales for the three months ended June 30, 2007 and 2006, respectively. The increase in European sales was primarily attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the awarding of the CE Mark for BioSTAR® in June 2007, our European product sales will increase as a percentage of total sales.

Included in net royalty income for the quarter ended June 30, 2006, was $500,000 for the one-time royalty recognition related to the AGA settlement and the issuance of a sublicense to AGA. The increase in the Bard royalty income was directly attributable to higher sales by Bard of its Recovery™ Filter, or RNF, product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate and will likely result in a net royalty expense.

Cost of Product Sales. For the three months ended June 30, 2007, cost of product sales, as a percentage of product sales, was approximately 27.6% compared with 26.6% in the comparable period of 2006. The slight increase in cost of product sales as a percentage of product sales was spread across numerous expense classifications, including distribution costs and scrap expense. With the receipt of our CE Mark for BioSTAR®, our new bioabsorbable septal repair implant, in June 2007, and with the commencement of sales of BioSTAR® in the third quarter, we anticipate a higher proportion of European sales in 2007 compared to 2006 resulting in a lower weighted average selling price for our products. As a result, we currently expect 2007 cost of product sales, as a percentage of product sales, to increase slightly during the second half of 2007. For the full year 2007, we currently expect cost of product sales to be approximately 30% of total product sales, compared with approximately 27% for fiscal 2006. Included in cost of product sales were royalty expenses of approximately $481,000 and $518,000 for the three months ended June 30, 2007 and 2006, respectively.

Research and Development. The increase in research and development expense of $355,000 for the three months ended June 30, 2007 compared with the comparable period in 2006 was primarily related to approximately $300,000 of increased costs related to CLOSURE I, as we commit financial and personnel resources to the execution of this trial.

We currently expect 2007 research and development expense to increase to approximately $22 million compared to approximately $15 million in 2006. This anticipated increase is primarily attributed to an increase in our enrollment costs for our CLOSURE I and MIST II clinical trials.

General and Administrative. The decrease in general and administrative expense of approximately $128,000 for the three months ended June 30, 2007 compared to the same period for 2006 was primarily attributable to a reduction in legal expense. General and administrative expense for 2007 is currently expected to be relatively flat compared to 2006.

Selling and Marketing. Selling and marketing expense was relatively flat for the three months ended June 30, 2007 compared to the same period in 2006. This was primarily the result of an increase in expenses related to the launch of BioSTAR® offset by savings spread across many expense categories. We also currently expect worldwide selling and marketing expense in 2007 to be relatively flat when compared to 2006. This is primarily due to the reallocation of resources to support the anticipated growth in Europe, offset by the investments not required due to the voluntary withdrawal of our HDE in the U.S.

Interest Income. Interest income for the three months ended June 30, 2007 was $477,000 compared to $483,000 for the three months ended June 30, 2006. We currently expect interest income for 2007 to be approximately $1.8 million, in line with interest income for 2006.

Income Tax Provision. In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the three months ended June 30, 2007, we recorded a benefit from income taxes of $75,500 as a result of the anticipated benefit from these loss carrybacks. We recorded no income tax provision for the three months ended June 30, 2006 because at that time we anticipated that clinical trial expenses would result in an operating loss for fiscal 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Six Months Ended June 30 ,				Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	%	2006	%
	(In thousands, except percentages)
Revenues:
Product sales	$10,038	75.4%	$10,983	78.3%	$(945)	(8.6)%
Net royalty income	3,268	24.6%	3,050	21.7%	218	7.1%

Total revenues	13,306	100.0%	14,033	100.0%	(727)	(5.2)%

Costs and expenses:
Cost of product sales	2,589	25.8%	2,882	26.2%	(293)	(10.2)%
Research and development	6,606	49.6%	7,566	53.9%	(960)	(12.7)%
General and administrative	3,900	29.3%	4,239	30.2%	(339)	(8.0)%
Selling and marketing	4,351	32.7%	4,366	31.1%	(15)	(0.3)%

Total costs and expenses	17,446	131.1%	19,053	135.8%	(1,607)	(8.4)%

Net gain from settlement of litigation	—	0.0%	15,184	108.2%	(15,184)	—

Income (loss) from operations	(4,140)	-31.1%	10,164	72.4%	(14,304)	(140.7)%

Other Income:
Currency transaction gain	31	0.2%	6	0.0%	25	416.7%
Interest income, net	985	7.4%	774	5.5%	211	27.3%

Total other income, net	1,016	7.6%	780	5.6%	236	30.3%

Income (loss) before income tax benefit	(3,124)	-23.5%	10,944	78.0%	(14,068)	(128.5)%
Income tax benefit	(151)	-1.1%	—	0.0%	(151)	—

Net income (loss)	$(2,973)	-22.3%	$10,944	78.0%	$(13,917)	(127.2)%

REVENUES

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

	Six Months Ended June 30,		Increase (Decrease)	% Change
	2007	2006	2006 to 2007	2006 to 2007
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex®:
North America	$7,722	$9,679	$(1,957)	(20.2)%
Europe	2,316	1,304	1,012	77.6%

Total product sales	10,038	10,983	(945)	(8.6)%

Net royalty income:
Bard	3,218	2,485	733	29.5%
AGA	—	500	(500)	(100.0)%
BSC	50	65	(15)	(23.1)%

Total net royalty income	3,268	3,050	218	7.1%

Total revenues	$13,306	$14,033	$(727)	(5.2)%

The decrease in CardioSEAL® and STARFlex® product sales for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily a result of decreased product demand in the United States. We believe that sales in North America continue to be impacted by changes in inventory management at various institutions and delays by third party payors in approving reimbursement for the procedure as a result of the voluntary withdrawal of the HDE of our CardioSEAL® Septal Repair System. We currently believe that sales in North America will remain consistent with current levels. European sales represented approximately 23.1% and 11.9% of total product sales for the six months ended June 30, 2007 and 2006, respectively. The increase in European sales was primarily attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales.

Included in net royalty income for the six months ended June 30, 2006 was $500,000 for the one-time royalty recognition related to the AGA settlement and the issuance of a sublicense to AGA. The increase in the Bard royalty income was directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate and will likely result in a net royalty expense.

Cost of Product Sales. For the six months ended June 30, 2007, cost of product sales, as a percentage of product sales, was approximately 25.8% compared with 26.2% in the comparable period of 2006. This decrease in cost of product sales, as a percentage of product sales was primarily due to the increase in production levels in anticipation of the commencement of sales of BioSTAR®, our new bioabsorbable septal repair implant. Included in cost of product sales were royalty expenses of approximately $981,000 and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.

Research and Development. The decrease in research and development expense of $960,000 for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 was primarily related to (i) approximately $450,000 of decreased costs related to CLOSURE I, (ii) approximately $440,000 of decreased costs for MIST as the trial was completed, and (iii) approximately $85,000 of decreased costs related to MIST II, primarily due to lower than plan enrollment.

General and Administrative. The decrease in general and administrative expense of approximately $339,000 for the six months ended June 30, 2007 compared to the same period for 2006 was primarily attributable to a reduction in legal expense of approximately $190,000 and lower stock-based compensation charges related to SFAS No. 123(R).

Selling and Marketing. Selling and marketing expense was relatively flat for the six months ended June 30, 2007 compared to the same period in 2006. This was primarily the result of an increase in expenses related to the launch of BioSTAR® offset by savings spread across many expense categories. We currently expect worldwide selling and marketing expense in 2007 to be relatively flat when compared to 2006. This is primarily due to the reallocation of resources to support the anticipated growth in Europe, offset by the investments not required due to the voluntary withdrawal of our HDE in the U.S.

Interest Income. The increase in interest income of approximately $211,000 for the six months ended June 30, 2007 compared to the same period in 2006 was primarily related to higher cash balances during 2007, primarily due to the $15 million received for the settlement of the AGA litigation in April 2006.

Income Tax Provision. In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the six months ended June 30, 2007, we recorded a benefit from income taxes of $151,000 as a result of the anticipated benefit from these loss carrybacks. We recorded no income tax provision for the six months ended June 30, 2006 because at that time we anticipated that clinical trial expenses would result in an operating loss for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash, cash equivalents and marketable securities	$35,823	$41,993
Net cash (used in) provided by operating activities	(5,865)	10,151
Net cash provided by (used in) investing activities	3,274	(4,720)
Net cash provided by financing activities	216	570

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 totaled approximately $5.9 million and consisted of (i) a net loss of approximately $3.0 million and (ii) a net increase in working capital requirements of approximately $3.1 million, partially offset by non-cash charges of approximately $186,000.

The non-cash charges of approximately $186,000 during the six months ended June 30, 2007 consisted of (i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R); (ii) amortization of bond discount; and (iii) depreciation of property and equipment.

The net increase in working capital during the six months ended June 30, 2007 of $3.1 million was primarily related to a decrease in current liabilities of approximately $3.0 million, related to decreases in accounts payable and accrued expenses of approximately $588,000 and $2.5 million, respectively. The reduction in accrued expenses is primarily attributed to a reduction in accruals related to our clinical trials.

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

The primary elements of the $1.2 million net increase in working capital requirements during the six months ended June 30, 2006 consisted of the following:

(a)	Net trade accounts receivable increased by approximately $360,000, primarily due to an increase of approximately $1.0 million in total product sales for the six months ended June 30, 2006 compared to the six months ended December 31, 2005.

(b)	Prepaid expenses and other current assets increased by approximately $410,000. The increase consisted of (i) a $200,000 increase in our royalties due from Bard; (ii) a receivable from our landlord for approximately $160,000 for improvements we made to our leased premises, which are reimbursable per our lease agreement; and (iii) an increase of $70,000 in accrued interest receivable on interest-bearing investments.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $3.3 million during the six months ended June 30, 2007 consisted primarily of approximately $14.7 million of proceeds from maturities of marketable securities, offset by approximately $11.2 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $180,000 during the six months ended June 30, 2007. This compared to net cash used in investing activities of approximately $4.7 million during the six months ended June 30, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities were approximately $216,000 and $570,000 for the six months ended June 30, 2007 and 2006, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan. For the six months ended June 30, 2007, financing activities also reflected excess tax benefits from share-based compensation of $151,000.

Primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I, we currently expect to incur operating losses at least through 2008. The total cost of our MIST II study is currently estimated to be approximately $18.0 to $20.0 million through 2008. Of this amount, approximately $2.0 million was incurred through 2006 and we currently expect to incur approximately $10 million in 2007. The total cost of our MIST III study is currently estimated to be $1.7 million. Of this amount, approximately $750,000 was incurred through 2006 and we currently estimate 2007 costs to be approximately $600,000. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $20.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $13.8 million was incurred through 2006 and we currently expect to incur approximately $4.0 to $4.5 million in 2007, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $1.0 million during 2007, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $35.8 million at June 30, 2007 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2008. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $23.0 million at the end of 2007.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2007, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007 and December 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the district court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the district court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for NMT based on the Federal Circuit’s claim construction.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 850 to 900 patients, of which approximately 700 patients are already enrolled. The original CLOSURE I statistical plan required an enrollment of 1,600 patients. It is currently anticipated that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $20.0 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the developing, manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. BioSTAR®, CardioSEAL®, and STARFlex® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including:

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

WE RELY ON A SMALL GROUP OF SENIOR EXECUTIVES, AND INTENSE INDUSTRY COMPETITION FOR QUALIFIED EMPLOYEES COULD AFFECT OUR ABILITY TO ATTRACT AND RETAIN NECESSARY, QUALIFIED PERSONNEL.

We rely on a small group of senior executives and in the medical device field, there is intense competition for qualified personnel, such that we cannot be assured that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Both the loss of the services of existing personnel, as well as the failure to recruit additional qualified scientific, technical and managerial personnel in a timely manner, would be detrimental to our anticipated growth and expansion into areas and activities requiring additional expertise. The failure to attract and retain such personnel could adversely affect our business.

WE CANNOT BE CERTAIN THAT THE RECENT TREND OF NET ROYALTY INCOME WILL CONTINUE.

For the six months ended June 30, 2007, net royalty income decreased approximately 15% compared to the period ended June 30, 2006. Net royalty revenues for the period ended June 30, 2006, included $500,000 related to the AGA settlement and the issuance of a sublicense to AGA. Excluding the amount related to the AGA settlement, net royalty revenue increased approximately 18%. This increase has been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We incur virtually no operating expenses related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate and will likely result in a net royalty expense.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our BioSTAR®, CardioSEAL®, and STARFlex® structural heart repair implants, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 27. Because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically in Europe or other potential markets for our products. In order to market directly the BioSTAR®, CardioSEAL®, and STARFlex® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

OUR EXPANDING EUROPEAN OPERATIONS EXPOSE US TO RISK INHERENT IN FOREIGN OPERATIONS.

As we increase our presence in Europe and Canada following the receipt of a CE Mark (Europe) and Health Products and Food Branch, or HPB, approval (Canada) for our BioSTAR® technology, the impact of foreign currency fluctuations on our revenue and expenses could have an adverse impact on our worldwide profitability.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 annual meeting of stockholders was held on June 21, 2007. Present at the annual meeting in person or through representation by proxy were 10,410,512 out of a total of 12,902,745 shares of common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1) election of six members to our board of directors, each to serve for a term expiring at the 2008 Annual Meeting of Shareholders;

(2) approval of the 2007 Stock Incentive Plan;

(3) ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

The results of the voting on the matters presented to the stockholders at the annual meeting are as set forth below; there were no broker non-votes for any of the matters.

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	9,974,869	435,643
Cheryl L. Clarkson	9,845,164	565,348
Daniel F. Hanley, M.D.	9,993,920	416,592
James E. Lock, M.D.	9,159,990	1,250,522
Francis J. Martin	9,721,544	688,968
Harry A. Schult	9,716,274	694,238

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
APPROVAL OF THE 2007 STOCK INCENTIVE PLAN	4,592,674	2,057,216	422,489

RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP	10,168,959	223,787	17,766

ITEM 6.	EXHIBITS

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 7, 2007	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.