Form 10-Q
period 2007-09-30
NMT MEDICAL INC
filed 2007-11-08
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of November 5, 2007, there were 12,970,892 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	At September 30, 2007	At December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,771,919	$8,285,561
Marketable securities	21,843,163	33,163,998
Accounts receivable, net of allowances of $242,468 at September 30, 2007 and $282,468 at December 31, 2006	2,559,617	2,729,188
Inventories	2,293,497	1,909,236
Prepaid expenses and other current assets	3,753,452	4,055,627

Total current assets	42,221,648	50,143,610

Property and equipment, at cost:
Laboratory and computer equipment	4,046,786	3,830,430
Leasehold improvements	1,302,649	1,307,563
Office furniture and equipment	1,005,140	1,028,397

	6,354,575	6,166,390
Less accumulated depreciation and amortization	5,290,135	5,127,063

	1,064,440	1,039,327

Total Assets	$43,286,088	$51,182,937

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,321,877	$2,284,347
Accrued expenses	6,405,095	8,999,151

Total current liabilities	8,726,972	11,283,498

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued—13,010,517 shares at September 30, 2007 and 12,901,310 shares at December 31, 2006	13,011	12,901
Additional paid-in capital	51,714,228	50,870,411
Less treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(17,040,447)	(10,867,401)
Accumulated other comprehensive income (loss)	(8,076)	3,128

Total stockholders' equity	34,559,116	39,899,439

Total Liabilities and Stockholders' Equity	$43,286,088	$51,182,937

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$4,553,332	$5,313,777	$14,591,100	$16,297,047
Net royalty income	1,855,140	1,597,193	5,123,035	4,646,543

Total revenues	6,408,472	6,910,970	19,714,135	20,943,590

Costs and expenses:
Cost of product sales	1,316,646	1,453,959	3,905,337	4,336,144
Research and development	4,613,931	3,484,136	11,219,885	11,050,175
General and administrative	2,101,864	1,872,891	6,001,381	6,111,462
Selling and marketing	2,163,801	1,920,077	6,515,231	6,286,165

Total costs and expenses	10,196,242	8,731,063	27,641,834	27,783,946

Net gain from settlement of litigation	—	—	—	15,183,894

Income (loss) from operations	(3,787,770)	(1,820,093)	(7,927,699)	8,343,538

Other income (expense):
Currency transaction gain (loss)	35,040	(21,281)	65,756	(15,516)
Interest income	441,706	512,308	1,427,397	1,286,569

Total other income	476,746	491,027	1,493,153	1,271,053

Income (loss) before income taxes	(3,311,024)	(1,329,066)	(6,434,546)	9,614,591
Income tax (benefit) provision	(110,500)	50,000	(261,500)	50,000

Net income (loss)	$(3,200,524)	$(1,379,066)	$(6,173,046)	$9,564,591

Basic net income (loss) per common share:	$(0.25)	$(0.11)	$(0.48)	$0.75

Diluted net income (loss) per common share:	$(0.25)	$(0.11)	$(0.48)	$0.70

Weighted average common shares outstanding:
Basic	12,942,959	12,777,362	12,910,768	12,707,667

Diluted	12,942,959	12,777,362	12,910,768	13,603,173

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,173,046)	$9,564,591
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
Depreciation and amortization	233,888	90,671
Amortization of bond discount	(300,269)	(177,287)
Share-based compensation expense	506,931	648,547
Change in estimated tax benefit from stock option exercises	(261,500)	—
Change in assets and liabilities-
Accounts receivable	169,571	61,867
Inventories	(384,261)	(296,286)
Prepaid expenses and other current assets	302,175	(751,113)
Accounts payable	37,530	(273,884)
Accrued expenses	(2,594,056)	232,904

Net cash (used in) provided by operating activities	(8,463,037)	9,100,010

Cash flows from investing activities:
Purchases of property and equipment	(259,001)	(519,792)
Purchases of marketable securities	(18,540,100)	(38,377,755)
Maturities of marketable securities	30,150,000	25,600,000

Net cash provided by (used in) investing activities	11,350,899	(13,297,547)

Cash flows from financing activities:
Proceeds from exercise of common stock options	291,146	820,002
Proceeds from issuance of common stock under the employee stock purchase plan	307,350	332,595

Net cash provided by financing activities	598,496	1,152,597

Net increase (decrease) in cash and cash equivalents	3,486,358	(3,044,940)
Cash and cash equivalents, beginning of period	8,285,561	10,390,139

Cash and cash equivalents, end of period	$11,771,919	$7,345,199

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and include the accounts of our company and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain items in prior periods have been reclassified to conform to the current presentation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 10 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, “Share Based Payment”. We recorded $260,660 and $506,931 of compensation expense in the three and nine months ended September 30, 2007, respectively, for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant and the Employee Stock Purchase Plan, or ESPP. Of these amounts, for the three and nine months ended September 30, 2007, respectively, $166,000 and $261,000 was recorded as part of general and administrative expense, $46,000 and $121,000 was included in research and development expense, $37,000 and $99,000 was included in selling and marketing expense and $12,000 and $26,000 was included in cost of product sales.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Nine Months Ended September 30,
	2007	2006
Expected life (years)	4	4
Expected stock price volatility	55% - 58%	58% - 63%
Weighted average volatility	56%	61%
Expected dividend yield	0	0
Risk-free interest rate	4.00% - 5.18%	4.27% - 5.12%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for the nine months ended September 30, 2007 was based upon the actual exercise activity for the preceding four years, which resulted in a life shorter than the vesting period. In accordance with the requirements of SFAS No. 123R, we used the expected life equal to the vesting period of four years.

The following table summarizes a reconciliation of all stock option activity for the nine months ended September 30, 2007:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2007	1,519,883	$6.94
Granted	269,850	9.83
Exercised	(72,700)	4.00		$684
Cancelled	(15,213)	12.83

Options outstanding at September 30, 2007	1,701,820	7.48	6.50	$3,526

Options expected to vest at September 30, 2007	363,773	$9.68	9.09	$219

Options exercisable at September 30, 2007	1,280,298	$6.75	5.65	$3,273

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

Net cash proceeds from the exercise of stock options were $80,179 and $291,146 for the three and nine months ended September 30, 2007, respectively. We have not recorded any tax benefit from stock option exercises, since we do not expect to pay income taxes for the year ending December 31, 2007.

The following table summarizes information about stock options at September 30, 2007:

	Outstanding Options			Exercisable Options
Price at which options granted	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 1.50 - 2.25	81,927	3.24	$1.92	81,927	$1.92
$ 2.26 - 3.50	306,750	5.64	3.17	273,258	3.14
$ 3.51 - 5.18	277,469	5.51	4.35	257,656	4.38
$ 5.19 - 7.80	427,449	4.98	6.67	395,740	6.63
$ 7.81 - 12.19	353,750	9.38	9.53	91,519	9.99
$ 12.20 - 15.92	40,150	9.21	14.72	4,207	14.58
$ 15.93 - 17.60	206,675	8.03	16.53	174,082	16.44
$ 17.61 - 23.10	7,650	8.34	20.05	1,909	20.05

	1,701,820	6.50	$7.48	1,280,298	$6.75

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities”, we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at September 30, 2007 consisted of approximately $21.8 million of debt instruments with maturities ranging from October 2007 to August 2008. Accrued interest receivable of approximately $286,000 and $396,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30, 2007	At December 31, 2006
Raw materials	$912,601	$773,704
Work-in-process	251,131	229,808
Finished goods	1,129,765	905,724

	$2,293,497	$1,909,236

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

Royalties earned from C.R. Bard, Inc., or Bard, and Boston Scientific Corporation, or BSC, are reported in the accompanying consolidated statements of operations net of related royalty obligations due to third parties. Net royalty income for the nine months ended September 30, 2006 also included a one-time revenue recognition of $500,000 related to a Settlement and Mutual General Release Agreement with AGA Medical Corporation (Notes 7 and 12).

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

8. Income Taxes

We have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. For the three and nine months ended September 30, 2007, we recorded a benefit from income taxes of $110,500 and $261,500, respectively, as a result of the anticipated benefit from these loss carrybacks. For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $50,000 based on the anticipated taxable income for the year ended December 31, 2006, as a result of the $15.2 million gain from settlement of litigation with AGA.

Effective June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of uncertain income tax positions taken in the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.

We adopted the provisions of FIN 48 effective January 1, 2007. As of the date of adoption, there was no material effect on the financial statements. There was no cumulative effect related to adopting FIN 48. We have not identified any unrecognized tax benefits that would require the recognition of a tax liability through the current period.

We are subject to U. S. Federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2005 to 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

9. Net Income (loss) per Common and Common Equivalent Share

Basic and diluted net income (loss) per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. Options to purchase 532,701 and 680,793 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive for the three and nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2006, options to purchase 895,506 common shares were included in diluted weighted average shares outstanding. For the three months ended September 30, 2006, options to purchase 895,506 common shares were excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(3,200,524)	$(1,379,066)	$(6,173,046)	$$9,564,591
Unrealized income (loss) on marketable securities	1,921	62,552	(11,204)	65,331

Net comprehensive income (loss)	$(3,198,603)	$(1,316,514)	$(6,184,250)	$$9,629,922

The accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, that FAS 157 will have on our operating results and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115”, or FAS 159. The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, of FAS 159 on our operating results and financial position

In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. Expense is recognized as the services are performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact of adopting EITF 07-3 and believe there will be no material effect on our financial position, liquidity or results of operations.

12. Commitments and Contingencies

(a) Litigation

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to

us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the district court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the district court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for NMT based on the Federal Circuit’s claim construction. On remand, the district court has set a trial date of January 8, 2008.

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

(b) Clinical Trials

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura, who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association, a migraine headache advocacy group representing more than 12,000 members in the United Kingdom. Results of the study have been accepted for publication in the peer-reviewed journal, Circulation. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, are currently estimated to be approximately $4.8 million. Of this total, approximately $4.6 million was incurred through 2006. We estimate 2007 costs to be approximately $200,000, of which approximately $140,000 was incurred during the nine months ended September 30, 2007.

MIST II

In September 2005, we received conditional approval from the U.S. Food and Drug Administration, or FDA, of an Investigational Device Exemption, or IDE, to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II.

MIST II is a prospective, randomized, multi-center, controlled study. The double-blinded trial is designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm. The study incorporates our newest, most technologically advanced delivery system. There are currently 19 U.S. research centers committed to participate in MIST II, and enrollment began in January 2006. Patient follow-up will be over a one year period. We began randomizing our first patients into this trial in October 2007. We also project the costs of this clinical study as currently designed to be in the range of $20 to $22 million. Of this total, approximately $2.0 million was incurred through 2006. We estimate 2007 costs to be approximately $3.0 million, of which approximately $1.6 million was incurred during the nine months ended September 30, 2007. Costs incurred for this trial will be highly variable based upon the rate of patient enrollment.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We estimate the total cost of MIST III to be approximately $1.0 million. Of this total, approximately $750,000 was incurred through 2006. We expect minimal spending on this trial in 2007. During the nine months ended September 30, 2007, we incurred approximately $100,000 in costs for this trial.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation Study, or BEST, a multi-center study designed to evaluate our new BioSTAR® PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study was to secure European commercial approval for our novel BioSTAR® technology through the Conformité Europeene, or CE Mark, process, which was granted in June 2007. We estimate total costs of this study, including third party contracts and agreements with clinical sites and other service providers, to be approximately $1.5 million. Of this total, approximately $1.3 million was incurred through 2006. We expect minimal spending for this trial in 2007. During the nine months ended September 30, 2007 we incurred approximately $40,000 in costs for this trial.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are estimated to be approximately $20 million through completion of the trial and submission to the FDA. Of this total, approximately $13.8 million was incurred through 2006. We project 2007 costs to approximate $4.0 to $4.5 million, largely dependent upon the rate of patient enrollment, of which approximately $2.5 million was incurred during the nine months ended September 30, 2007. Currently there are approximately 725 patients enrolled.

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

(c) Other

On October 19, 2007 we announced the addition of James J. Mahoney, Jr. to our Board of Directors, effective October 18, 2007. Mr. Mahoney filled the vacancy left by Harry A. Schult, who announced his voluntary resignation on October 17, 2007.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories and expenses associated with clinical trials, are described in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of September 30, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended September 30,				Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	%	2006	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,553	71.1%	$5,314	76.9%	$(761)	(14.3)%
Net royalty income	1,855	28.9%	1,597	23.1%	258	16.2%

Total revenues	6,408	100.0%	6,911	100.0%	(503)	(7.3)%

Costs and expenses:
Cost of product sales	1,317	28.9%	1,454	27.4%	(137)	(9.4)%
Research and development	4,614	72.0%	3,484	50.4%	1,130	32.4%
General and administrative	2,102	32.8%	1,873	27.1%	229	12.2%
Selling and marketing	2,163	33.8%	1,920	27.8%	243	12.7%

Total costs and expenses	10,196	159.1%	8,731	126.3%	1,465	16.8%

Loss from operations	(3,788)	(59.1)%	(1,820)	(26.3)%	(1,968)	108.1%
Other Income:
Currency transaction gain (loss)	35	0.5%	(21)	(0.3)%	56	(266.7)%
Interest income, net	442	6.9%	512	7.4%	(70)	(13.7)%

Total other income, net	477	7.4%	491	7.1%	(14)	(2.9)%

Loss before income taxes	(3,311)	(51.7)%	(1,329)	(19.2)%	(1,982)	149.1%
Income tax (benefit) provision	(110)	(1.7)%	50	0.7%	(160)	(320.0)%

Net loss	$(3,201)	(50.0)%	$(1,379)	(20.0)%	$(1,822)	132.1%

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

	Three Months Ended September 30,		Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	2006
	(In thousands, except percentages)
Product sales:
CardioSeal®, STARFlex® and BioSTAR®:
North America	$3,375	$4,657	$(1,282)	(27.5)%
Europe	1,178	657	521	79.3%

Total product sales	4,553	5,314	(761)	(14.3)%
Net royalty income:
Bard	1,862	1,576	286	18.1%
BSC	(7)	21	(28)	(133.3)%

Total net royalty income	1,855	1,597	258	16.2%

Total revenues	$6,408	$6,911	$(503)	(7.3)%

The decrease in product sales for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily a result of a decrease in product demand in the United States. We believe that sales in North America continue to be impacted by delays by third party payors in approving reimbursement for the procedure as a result of the voluntary withdrawal of the HDE of our CardioSEAL® Septal Repair System. We believe that sales in North America will remain consistent with current levels. However, European sales represented approximately 25.9% and 12.4% of total product sales for the three months ended September 30, 2007 and 2006, respectively. The increase in European sales was primarily attributable to the launch of our BioSTAR® bioabsorbable septal repair implant technology and Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007. We also have increased sales and marketing programs, and believe there is greater acceptance of our technology by the clinical community throughout Europe. We also believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the awarding of the CE Mark for BioSTAR®, our European product sales will increase as a percentage of total sales.

The increase in the Bard royalty income was directly attributable to higher sales by Bard of its Recovery™ Filter, or RNF, product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

Cost of Product Sales. For the three months ended September 30, 2007, cost of product sales, as a percentage of product sales, was approximately 28.9% compared with 27.4% in the comparable period of 2006. The modest increase in cost of product sales as a percentage of product sales was primarily the result of increased sales in Europe, where the selling price of our product is lower than the selling price of our product in North America. As a result of increased sales in Europe, we expect 2007 cost of product sales, as a percentage of product sales, to increase slightly during the fourth quarter of 2007. For the full year 2007, we expect cost of product sales to be approximately 30% of total product sales, compared with approximately 27% for fiscal 2006. Included in cost of product sales were royalty expenses of approximately $472,000 and $522,000 for the three months ended September 30, 2007 and 2006, respectively.

Research and Development. Research and development expense increased $1.1 million for the three months ended September 30, 2007 compared with the same period in 2006. Included in research and development expense for the three months ended September 30, 2007 is $600,000 for a one-time non-refundable payment made to a supplier of our collagen matrix material. This payment was due within thirty days of the first commercial sale of our BioSTAR® product and was made in August 2007. Approximate costs related to our MIST II trial ($750,000) and our CLOSURE I trial ($1.2 million) were also greater in 2007 than the comparable 2006 period.

We expect 2007 research and development expense to increase to approximately $18 million compared to approximately $15.5 million in 2006. This anticipated increase is primarily attributable to an increase in costs for our MIST II clinical trial as well as the aforementioned $600,000 payment.

General and Administrative. The increase in general and administrative expense of approximately $229,000 for the three months ended September 30, 2007 compared to the same period for 2006 was primarily attributable to an increase in legal expense related to patent prosecutions. General and administrative expense for 2007 is expected to be approximately $500,000 below 2006 general and administrative expense.

Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2007 was approximately $243,000 greater than the three months ended September 30, 2006. This was primarily the result of an increase in expenses related to the launch of BioSTAR® partially offset by savings across many other expense categories. We also currently expect worldwide selling and marketing expense in 2007 to be relatively flat when compared to 2006. This is primarily due to the reallocation of resources to support the anticipated growth in Europe, offset by the investments not required due to the voluntary withdrawal of our HDE in the U.S.

Interest Income. Interest income for the three months ended September 30, 2007 was $442,000 compared to $512,000 for the three months ended September 30, 2006. The decrease in interest income for the three months ended September 30, 2007 compared to the same period in 2006 was primarily the result of lower cash balances in 2007 and recent reductions in interest rates. We currently expect interest income for 2007 to be approximately $1.8 million, relatively flat with interest income in 2006.

Income Tax Provision. We have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. For the three months ended September 30, 2007, we recorded a benefit from income taxes of $110,500 as a result of the anticipated benefit from these loss carrybacks. For the three months ended September 30, 2006, we recorded a provision for income taxes of $50,000 based on the anticipated taxable income for the year ended December 31, 2006, as a result of the $15.2 million gain from settlement of litigation with AGA.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Nine Months Ended September 30,				Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	%	2006	%
	(In thousands, except percentages)
Revenues:
Product sales	$14,591	74.0%	$16,297	77.8%	$(1,706)	(10.5)%
Net royalty income	5,123	26.0%	4,647	22.2%	476	10.2%

Total revenues	19,714	100.0%	20,944	100.0%	(1,230)	(5.9)%

Costs and expenses:
Cost of product sales	3,905	26.8%	4,336	26.6%	(431)	(9.9)%
Research and development	11,220	56.9%	11,051	52.8%	169	1.5%
General and administrative	6,002	30.4%	6,111	29.2%	(109)	(1.8)%
Selling and marketing	6,515	33.0%	6,286	30.0%	229	3.6%

Total costs and expenses	27,642	140.2%	27,784	132.7%	(142)	(0.5)%

Net gain from settlement of litigation	—	0.0%	15,184	72.5%	(15,184)	—

Income (loss) from operations	(7,928)	(40.2)%	8,344	39.8%	(16,272)	(195.0)%
Other Income:
Currency transaction gain (loss)	66	0.3%	(16)	(0.1)%	82	(512.5)%
Interest income, net	1,427	7.2%	1,287	6.1%	140	10.9%

Total other income, net	1,493	7.6%	1,271	6.1%	222	17.5%

Income (loss) before income taxes	(6,435)	(32.6)%	9,615	45.9%	(16,050)	(166.9)%
Income tax (benefit) provision	(262)	(1.3)%	50	0.2%	(312)	(624.0)%

Net income (loss)	$(6,173)	(31.3)%	$9,565	45.7%	$(15,738)	(164.5)%

REVENUES

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

	Nine Months Ended September 30,		Increase (Decrease) 2006 to 2007	% Change 2006 to 2007
	2007	2006
	(In thousands, except percentages)
Product sales:
CardioSeal®, STARFlex® and BioSTAR®:
North America	$11,097	$14,336	$(3,239)	(22.6)%
Europe	3,494	1,961	1,533	78.2%

Total product sales	14,591	16,297	(1,706)	(10.5)%
Net royalty income:
Bard	5,080	4,060	1,020	25.1%
AGA	—	500	(500)	(100.0)%
BSC	43	87	(44)	(50.6)%

Total net royalty income	5,123	4,647	476	10.2%

Total revenues	$19,714	$20,944	$(1,230)	(5.9)%

The decrease in product sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily a result of decreased product demand in the United States. We believe that sales in North America continue to be impacted by delays by third party payors in approving reimbursement for the procedure as a result of the voluntary withdrawal of the HDE of our CardioSEAL® Septal Repair System. We believe that sales in North America will remain consistent with current levels. European sales represented approximately 23.9% and 12.0% of total product sales for the nine months ended September 30, 2007 and 2006, respectively. The increase in European sales was partially related to the launch of our BioSTAR® bioabsorbable septal repair implant technology and our Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales.

Included in net royalty income for the nine months ended September 30, 2006 was $500,000 for the one-time royalty recognition related to the AGA settlement and the issuance of a sublicense to AGA. The increase in the Bard royalty income was directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA regulatory approval for commercial sale and use as of December 31, 2002. Commencing in the fourth quarter of 2007, the royalty rate earned on Bard’s RNF sales will decrease substantially from its current rate.

Cost of Product Sales. For the nine months ended September 30, 2007, cost of product sales, as a percentage of product sales, was approximately 26.8% compared with 26.6% in the comparable period of 2006. The modest increase in cost of product sales as a percentage of product sales was primarily the result of increased sales in Europe, where the selling price of our product is lower than the selling price of our product in North America. As a result of increased sales in Europe, we currently expect 2007 cost of product sales, as a percentage of product sales, to increase slightly during the fourth quarter of 2007. Included in cost of product sales were royalty expenses of approximately $1.5 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Research and Development. The increase in research and development expense of $169,000 for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 was primarily related to a one-time non-refundable payment of $600,000 to a supplier of our collagen matrix material, as well as numerous small variances spread across many spending categories. Approximate costs related to our MIST ($140,000) and MIST III ($100,000) clinical trials were lower than the comparable nine-month period in 2006.

General and Administrative. The decrease in general and administrative expense of approximately $109,000 for the nine months ended September 30, 2007 compared to the same period for 2006 was primarily attributable to reductions in bonus expense and stock-based compensation charges related to SFAS No. 123(R).

Selling and Marketing. Selling and marketing expenses increased approximately $229,000 for the nine months ended September 30, 2007 compared to the same period in 2006. This was primarily the result of an increase in expenses related to the launch of BioSTAR® offset by savings spread across many expense categories.

Interest Income. The increase in interest income of approximately $140,000 for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily related to higher cash balances during the first half of 2007 compared to the same period in 2006, primarily due to the $15 million received for the settlement of the AGA litigation in April 2006.

Income Tax Provision. In accordance with SFAS No. 109, we have provided for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate a net operating loss for fiscal 2007 and, accordingly, expect to carryback such losses to offset a portion of the 2006 tax provision. For the nine months ended September 30, 2007, we recorded a benefit from income taxes of $261,500 as a result of the anticipated benefit from these loss carrybacks. For the nine months ended September 30, 2006, we recorded a provision for income taxes of $50,000 based on the anticipated taxable income for the year ended December 31, 2006, as a result of the $15.2 million gain from settlement of litigation with AGA.

LIQUIDITY AND CAPITAL RESOURCES

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash, cash equivalents and marketable securities	$33,615	$41,647
Net cash (used in) provided by operating activities	(8,463)	9,100
Net cash provided by (used in) investing activities	11,351	(13,298)
Net cash provided by financing activities	598	1,153

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2007 totaled approximately $8.5 million and consisted of (i) a net loss of approximately $6.2 million and (ii) a net increase in working capital requirements of approximately $2.5 million, partially offset by non-cash charges of approximately $179,000.

The non-cash items of approximately $179,000 during the nine months ended September 30, 2007 consisted of (i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R); (ii) amortization of bond discount; (iii) depreciation and amortization of property and equipment; and (iv) change in estimated tax benefit from stock option exercises.

The net increase in working capital during the nine months ended September 30, 2007 of $2.5 million was primarily related to a decrease in current liabilities of approximately $2.5 million primarily as a result of a reduction in accruals related to our clinical trials.

Net cash provided by operating activities for the nine months ended September 30, 2006 totaled approximately $9.1 million and consisted of (i) net income of approximately $9.6 million, including the $15.2 million for the gain on settlement of the AGA litigation and (ii) non-cash charges of approximately $562,000, which was offset by a net increase in working capital requirements of approximately $1 million.

The other non-cash charges of approximately $562,000 during the nine months ended September 30, 2006 consisted of (i) stock-based compensation, principally related to the new accounting rules, effective January 1, 2006, prescribed by SFAS 123(R); (ii) amortization of bond discount; and (iii) depreciation and amortization of property and equipment.

The primary elements of the $1.0 million net increase in working capital requirements during the nine months ended

September 30, 2006 was primarily related to an increase in current assets including an approximate $540,000 increase in royalties due from Bard, and an approximate $300,000 increase in inventory in anticipation of receiving a CE Mark and having BioSTAR ® commercially available by the end of 2006.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities of approximately $11.4 million during the nine months ended September 30, 2007 consisted primarily of approximately $30.2 million of proceeds from maturities of marketable securities, offset by approximately $18.5 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $259,000 during the nine months ended September 30, 2007. This compared to net cash used in investing activities of approximately $13.3 million during the nine months ended September 30, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $598,000 and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan.

We currently expect to incur operating losses at least through 2008 primarily as a result of the anticipated ongoing costs of MIST II, MIST III and CLOSURE I. The total cost of our MIST II study is currently estimated to be approximately $20.0 to $22.0 million. Of this amount, approximately $2.0 million was incurred through 2006 and we expect to incur approximately $3.0 million in 2007. The total cost of our MIST III study is currently estimated to be $1.0 million. Of this amount, approximately $750,000 was incurred through 2006 and we estimate 2007 costs to be approximately $100,000. The total cost of our CLOSURE I clinical trial is estimated to be approximately $20.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $13.8 million was incurred through 2006 and we expect to incur approximately $4.0 to $4.5 million in 2007, largely dependent upon the rate of enrollment.

Capital expenditures are projected to total approximately $500,000 during 2007, primarily for manufacturing and research and development equipment.

We believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $33.6 million at September 30, 2007 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2008. Based upon our projections, we currently expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $27.0 million at the end of 2007.

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2007, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007 and December 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the district court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the district court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for NMT based on the Federal Circuit’s claim construction. On remand, the district court has set a trial date of January 8, 2008

On March 22, 1999, we filed a patent infringement suit in the United States District Court for the District of Massachusetts, or the Massachusetts Court, against AGA alleging that AGA was infringing U.S. Patent No. 5,108,420, or the ‘420 patent, relating to aperture occlusion devices, to which we have an exclusive license. We sought an injunction from the Massachusetts Court to prevent further infringement by AGA, as well as monetary damages. On April 12, 1999, AGA served its answer and counterclaims denying liability and alleging that we had engaged in false or misleading advertising and in unfair or deceptive business practices. AGA’s counterclaims sought an injunction and an unspecified amount of damages. On May 3, 1999, we answered AGA’s counterclaims by denying liability. On April 25, 2001, the Massachusetts Court granted our motion to stay all proceedings in this matter pending reexamination of the ‘420 patent by the United States Patent and Trademark Office and, on December 2, 2003, the Massachusetts Court dismissed our claim and AGA’s counterclaim without prejudice to our ability to refile suit after the conclusion of the reexamination proceedings. Although a Patent Office examiner initially rejected the claims of the ‘420 patent, on August 19, 2004, the Board of Patent Appeals and Interferences reversed the examiner’s rejection of the claims of the ‘420 patent and returned the reexamination for action consistent with its decision. On January 26, 2005, the Patent Office mailed a Notice of Intent to Issue a Reexamination Certificate. This reexamination certificate was issued on June 7, 2005. On October 13, 2004, AGA initiated a declaratory action in the United States District Court for the District of Minnesota seeking a declaration that the ‘420 patent is invalid, unenforceable, and not infringed. On December 7, 2004, we revived our original Massachusetts action by filing a complaint alleging that AGA is infringing the ‘420 patent. On September 1, 2005, AGA’s declaratory judgment action in the United States District Court for the District of Minnesota was transferred to the District of Massachusetts. On October 13, 2005, we answered AGA’s complaint in its declaratory judgment action, denying AGA’s claims. On November 2, 2005, we filed an amended complaint adding the inventor of the ‘420 patent as a plaintiff. On November 3, 2005, AGA answered our amended complaint, denying liability and counterclaiming that the ‘420 patent is invalid, unenforceable, and not infringed. On November 17, 2005, we answered AGA’s counterclaims by denying them.

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

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE.

We derive a substantial portion of our ongoing revenues from sales of our CardioSEAL®, STARFlex® and BioSTAR® products. As demand for, and costs associated with, these products fluctuates, including the potential impact of our revenue and non-revenue producing PFO IDE clinical trials on product sales, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of any of these products would directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

We were contacted by the FDA to review our existing HDE, which was approved more than six years ago. Since the HDE was approved, clinical conditions have significantly changed and the subset of patients who once qualified for consideration for PFO closure has increased beyond 4,000, the limit normally allowed under the HDE indication. Effective October 31, 2006, as a result and in connection with the CARS study, we voluntarily withdrew the HDE granted by the FDA on February 1, 2000 for our CardioSEAL® Septal Repair System for closure of PFO. At this time, we are unable to predict whether our action and the actions of the FDA will have a further material positive or negative impact on our product revenue. However, it is expected that sales growth in the United States may be limited until further regulatory approvals are obtained. The withdrawal does not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United States under the PMA indication for ventricular septal defect, or VSD.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST II.

In September 2005, we received conditional approval from the FDA of an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. In August 2006, utilizing analyzed data from MIST, the FDA granted conditional approval for modifications to the trial that we requested. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headache and upgrading the implant to the new BioSTAR®. Based on the current level of enrollment, we are evaluating when this phase of the trial will be complete. We currently project the costs of this clinical study to be in the range of $20.0 to $22.0 million. We cannot be certain that this study will demonstrate an effective and sufficient treatment effect between PFO closure and migraine headaches utilizing our proprietary technology. We cannot be certain that our preliminary cost estimates for MIST II will not need to be adjusted upwards significantly. Furthermore, we cannot be certain that we will ultimately obtain a PMA from the FDA based upon the final results of this study or whether further studies might be required by the FDA before consideration of a PMA.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 850 to 900 patients, of which approximately 725 patients are already enrolled. The original CLOSURE I statistical plan required an enrollment of 1,600 patients. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $20.0 million through completion of the clinical trial and submission to the FDA. We have no direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study was designed to evaluate the effectiveness of structural heart repair (transcatheter closure of a PFO) in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. Preliminary results of MIST, which we released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results also indicated that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. We currently estimate the total costs of MIST, including third-party contracts, agreements with clinical sites and other service providers, to be approximately $4.8. While the results of MIST represented proof of concept and a statistically significant treatment effect, we cannot be certain of the market acceptance of PFO closure as a treatment for certain migraine patients in Europe. Patients enrolled in MIST have an opportunity to consent to be treated and/or monitored as part of a follow-up study (MIST III). Results of the MIST study have been accepted for publication in the peer-reviewed journal, Circulation.

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the developing, manufacturing, marketing and selling of our cardiac septal repair implant devices. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL®, STARFlex® and BioSTAR® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including:

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

ROYALTY INCOME WILL DECREASE.

For the nine months ended September 30, 2007, net royalty income increased approximately 10% compared to the period ended September 30, 2006. Net royalty revenues for the period ended September 30, 2006, included $500,000 related to the AGA settlement and the issuance of a sublicense to AGA. This increase has been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We have incurred virtually no operating expenses, other than royalties paid, related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. In addition, commencing in the fourth quarter of 2007, the royalty rate payable on Bard’s RNF sales will decrease substantially to approximately 15% of past levels.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL®, STARFlex® and BioSTAR® structural heart repair implants, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 27. Because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can successfully expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

ITEM 6.	EXHIBITS

Number	Description of Exhibit
10.1(1)	Third Amended and Restated Employment Agreement by and between the Registrant and John E. Ahern, President and Chief Executive Officer, dated October 18, 2007. (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
(**)	Management contract or compensatory plan arrangement required to be filed as an exhibit to the Quarterly report on Form 10-Q.

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 8, 2007	By:	/s/ JOHN E. AHERN
John E. Ahern
President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.1(1)	Third Amended and Restated Employment Agreement by and between the Registrant and John E. Ahern, President and Chief Executive Officer, dated October 18, 2007.

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.
(**)	Management contract or compensatory plan arrangement required to be filed as an exhibit to the Quarterly report on Form 10-Q.