Form 10-K
period 2007-12-31
NMT MEDICAL INC
filed 2008-03-12
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting shares of Common Stock held by non-affiliates of the Registrant on June 30, 2007 was $147,726,113 based on the last reported sale price of registrant’s Common Stock on the NASDAQ Global Market on that date, which was $11.88 per share.

As of March 5, 2008, there were 12,973,917 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or a PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A common right to left shunt can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. In utero, the PFO is an opening in the atrial wall that allows the mother’s oxygenated blood to support the fetus. At birth, or usually by age one, the PFO completely closes, preventing venous blood and arterial blood from mixing. We believe that up to 25% of the population has a PFO that does not fully seal and most will never even know that they have this defect. Globally, more than 27,000 PFOs have been closed using our proprietary, minimally invasive, catheter-based implant technology.

We are a Delaware corporation and were incorporated in 1986. Our principal executive office is located at 27 Wormwood Street, Boston, Massachusetts 02210-1625, and our telephone number is (617) 737-0930. We maintain a website with the address www.nmtmedical.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission, or the SEC. We also make available on our website our proxy statements for our annual meeting of stockholders, initial reports of ownership and reports of changes in ownership of our common stock required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the charters for our audit committee, joint compensation and options committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of NMT Medical who requests it.

PRODUCTS

In February 1996, we acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Children’s Medical Center Corporation, or CMCC, also known as Children’s Hospital Boston. In connection with this acquisition, we acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair implant devices. Under the license agreements, as amended, we pay royalties to CMCC on all commercial sales of our cardiac septal repair products. We sell CardioSEAL® in the United States, Canada and Europe. We sell CardioSEAL®, STARFlex® and BioSTAR® in Europe and Canada. We also re-sell third party products for use with the CardioSEAL®, STARFlex® and BioSTAR® implant devices, specifically vascular sizing balloons and sheaths. Since the second half of 2002, following completion of the transitional manufacturing agreement related to the sale of our former vena cava filter product line to C.R. Bard, Inc., or Bard, our cardiac septal repair implants have accounted for substantially all of our product sales. The aggregate of these product sales accounted for 74.2%, 78.6% and 80.8% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Cardiac septal repair implant devices are used for the repair of structural heart disease and intracardiac shunts that result in abnormal blood flow through the chambers of the heart. Common cardiac septal defects include PFO, ventricular septal defect, or VSD, and atrial septal defects, or ASD. PFO, the most common of these defects, has been implicated as (i) a possible risk factor of embolic stroke and/or TIA, for which other current treatments include lifelong anticoagulation therapy or open heart surgery; (ii) a possible risk factor in sleep apnea, high altitude pulmonary edema, or HAPE, Alzheimers, among others; and (iii) a possible factor in certain migraine headaches. We believe that our catheter-based cardiac septal repair implant technologies may provide a minimally invasive and less costly treatment alternative. We estimate that the worldwide market potential for our cardiac septal repair implant technologies is more than approximately 750,000 procedures annually for stroke and TIA and 4.5 million procedures for migraine headaches. In addition, we believe that congenital heart defects, such as ASD and VSD, account for approximately 30,000 procedures.

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

BioSTAR® is our proprietary bioabsorbable PFO implant and the first biological closure technology. The collagen matrix biomaterial in BioSTAR® enhances cell growth, promoting more rapid and complete sealing of the PFO defect. Data has shown that 90% to 95% of the implant is absorbed over time and replaced with healthy native tissue. During 2005, we completed our BEST (BioSTAR® Evaluation STudy) trial, and we received the CE Mark in June 2007. We also received a Health Products and Food Branch, or HPB, medical device license in Canada for BioSTAR® in June 2007.

Regulatory Factors

In the United States, the FDA classifies septal repair implant devices as Class III medical devices, which require a PMA prior to being marketed. Under the FDA’s HDE regulations, medical devices that provide safe treatment for limited populations of patients can be granted approval by the FDA based upon more limited clinical experience than is required for a full PMA. Specifically, an HDE application must include safety data, but need not contain the results of clinical investigations demonstrating that the device is effective for its intended use. An approved HDE authorizes marketing of a humanitarian use device, a device that treats or diagnoses a disease or condition that affects fewer than 4,000 individuals in the United States per year. Our CardioSEAL® product in the United States was granted an HDE in 2000 by the FDA for treating PFO patients with recurrent paradoxical stroke who have failed conventional drug therapy such as Coumadin® . On October 31, 2006 we voluntarily withdrew our HDE. The withdrawal was due to significant changes in the clinical environment since the HDE was granted six years prior. In order to accommodate the patients who were eligible for the HDE, and to support our ongoing CLOSURE I trial, we received an expedited approval for CARS. Patients who meet the requirements under CARS will benefit from an implant upgrade to our STARFlex® technology. We also sell our CardioSEAL® product in the United States under a PMA for patients with a ventricular septal defect, or VSD, who have high surgical risk factors.

The European Union has promulgated rules governing the marketing and sale of medical products in the countries of the European Union. These products must receive a CE Mark indicating that the manufacturer has conformed to all of the obligations required by the legislation. The CardioSEAL® and STARFlex® implants have been sold in Europe since they received the CE Mark. We were granted a CE Mark for our new BioSTAR® bioabsorbable, biological closure structural heart repair implant in June 2007. We also received HPB approval in Canada in June 2007.

We also re-sell third party products for use with our CardioSEAL® and STARFlex® implant devices, specifically vascular sizing balloons and sheaths. Sales of our proprietary implant technologies, including these ancillary third party products, account for substantially all of our current product sales.

CLINICAL TRIALS

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

CLOSURE I

In April 2002, we filed a PMA application with the FDA for the use of our STARFlex® implant device for PFO closure in certain high risk patient populations, including the population served by the HDE PFO approval, using a subset of the data we used to obtain our VSD PMA in December 2001. At a September 2002 meeting of the Circulatory Systems Devices Panel of the FDA, the panel did not recommend approval of this PMA. Working closely with the FDA and experts from the neurology and interventional cardiology communities, we submitted to the FDA the clinical trial design for our PFO IDE. In June 2003, the FDA approved CLOSURE I, our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and efficacy of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. Patients will be evaluated periodically over a two-year period, during which time, safety and efficacy data, including recurrent event rates (i.e., stroke and/or TIA), will be collected for all patients. Patient enrollment, which currently totals approximately 800 patients, has progressed much slower than anticipated. On March 2, 2007, we participated in public and private FDA advisory panel meetings to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for a PMA for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Enrollment is expected to be completed during the second quarter of 2008.

We have committed significant financial and personnel resources to the execution of our CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $22 to $24 million through completion of the trial and submission to the FDA. Of this total, approximately $17.4 million was incurred through 2007. Approximately $3.6 million was incurred during 2007. We currently project 2008 costs to approximate $3.0 million.

In August 2006, we announced that the FDA approved our CARS IDE. This study will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. Patients previously covered by our PFO HDE only had access to our original CardioSEAL® device. In addition, the FDA informed us that they had commenced a formal HDE review process for all existing PFO closure devices. Because of the many clinical advances since its approval over six years ago, the FDA asked us to consider voluntary withdrawal of our HDE, which we did in October 2006. We expressed concern to the FDA that we did not want to put patients who were currently covered under the HDE at risk of losing access to PFO closure. The FDA endorsed our support for those patients and as a result, quickly approved the CARS IDE. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. Approval of the CARS IDE, combined with our ongoing CLOSURE I trial, allows us to maintain two sources for PFO closure in the United States.

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

BEST

In June 2005, we received approval in the United Kingdom for our BEST study, a multi-center study designed to evaluate our new BioSTAR® structural heart repair technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment began in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study was to secure European and Canadian commercial approval for BioSTAR® through the CE Mark and the HPB processes. The CE Mark and HPB approval were received in June 2007. In May of 2006, we reported data from the six-month follow-up period of 57 patients at the late breaking clinical trials session at the EuroPCR, the largest international cardiology meeting in Europe. At 30 days post implant with BioSTAR®, complete closure rate was achieved in 88.5% of the study subjects. At six months, the complete closure rate increased to 96.4%. No major safety issues were observed. At the 2006 Transcatheter Cardiovascular Therapeutics 18th Annual Scientific Symposium, 30 day post implant complete closure rate was updated to 92% of the study patients. The average procedure time to close the septal defect with BioSTAR® was approximately 40 minutes. Total costs of this study, including third party contracts and agreements with clinical sites and other service providers, were approximately $1.4 million.

Migraine Opportunity

MIST

Several recent research studies have suggested that patients who have a significant right to left shunt may suffer from severe migraines. Some doctors have observed that after PFO closure to prevent recurrent stroke, patients who had previously suffered from migraines unexpectedly reported that their attacks either stopped completely or improved in terms of frequency and/or severity. In order to help confirm the clinical relevancy of this apparent connection between migraines and PFOs, in late 2004, we received approval to commence the first prospective, randomized, double-blinded, controlled clinical study in the United Kingdom using our existing proprietary STARFlex® septal repair technology. The trial was designed to test the hypothesis that PFO closure will lead to complete migraine resolution. A secondary hypothesis was that PFO closure reduced the intensity and duration of migraine symptoms. The primary endpoint was not achieved. This clinical study, named MIST (Migraine Intervention with STARFlex® Technology), completed enrollment of 147 patients in July 2005, with follow-up evaluation over the following six-month period. Preliminary results of MIST, which we released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results indicated for the first time in a randomized controlled study that closing a PFO provides a significant treatment effect in some patients. The study showed that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50% compared to approximately 23% in the sham arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association, or MAA, a migraine headache advocacy group representing more than 12,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, were approximately $4.9 million. Of this total, approximately $300,000 was incurred during 2007. We believe that the MIST trial demonstrated that eliminating a right to left shunt with STARFlex® helps to remove a risk factor contributing to certain migraine attacks. We also believe that this may represent a potential breakthrough treatment for patients currently not responding to other therapies.

MIST II

In September 2005, we received conditional approval from the FDA for an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II was initially designed to be a prospective, randomized, multi-center, controlled study in the United States. In August 2006, utilizing data from our MIST and BEST (BioSTAR® Evaluation STudy) trials, we received conditional approval from the FDA for modifications we requested to the IDE. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headaches and an upgrade to the implant used in the study from STARFlex® to our new bioabsorbable BioSTAR®. MIST II was a double-blinded trial designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm.

In January 2008, we announced that we were closing down this clinical study. We determined that it was in the best interest of our shareholders to better allocate these resources toward our ongoing stroke initiatives. We continue to believe in the relationship between PFO and migraine, but it became clear that an acceptable enrollment dynamic was not possible and completing this study would require more time and financial resources than we were willing to commit at this time.

MIST III (Long-term follow up of MIST patients)

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, i.e., those who did not receive the STARFlex® implant, have the option to receive an implant and participate in MIST III after they have been unblinded as part of the MIST study. These patients follow the protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST and opt to participate in MIST III will be followed for an additional 18 months. This study is designed to test whether or not the benefit demonstrated in MIST continues over time. We currently estimate the cost of MIST III to be approximately $1.0 million. Of this total, approximately $900,000 was incurred through 2007. We currently estimate 2008 costs to be approximately $100,000. We believe our initial target population for PFO closure with our proprietary technology to be approximately 5% of all migraine sufferers worldwide, or more than 4.5 million people. This is based on statistics from the World Health Organization and the American Council for Headache Evaluation that the prevalence of migraines in the United States, Europe and Japan is slightly less than 10% of the general population. Also, published medical research indicates that approximately 20% of migraine sufferers have migraine with aura, often referred to as the classic migraine, and up to 50% of those suffering from migraine with aura are unresponsive to current medications. Within that patient subset, the prevalence of PFO is estimated to be 50%, or twice what would be expected in a normal population.

We do not charge for the products implanted in any of the aforementioned clinical trials.

OUR STRATEGY

Our primary strategic objectives for 2008 include:

•	completing the study enrollment for CLOSURE I;

•	expand BioSTAR® sales increase and market leadership in Europe and Canada; and

•	enhance technological leadership with our biological closure technologies.

With a strong balance sheet, including approximately $31.0 million of cash, cash equivalents, and marketable securities at December 31, 2007, and anticipated revenue growth from outside the United States, we currently believe that we have the available financial resources to complete these regulatory and clinical activities and to continue our focus on technological improvements to our products and intellectual property positions.

ROYALTY INCOME

Net royalty income accounted for 25.8%, 21.4% and 19.2% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Vena Cava Filters

In November 2001, we sold our former vena cava filter product line, including the Recovery™ Filter, or RNF, and Simon Nitinol Filter, or SNF, products, to C.R. Bard, Inc, or Bard, for $27 million in cash and up to an additional $7 million in cash tied to certain performance and delivery milestones. We continued to manufacture the filter products for Bard through June 2002 and, upon final transfer of manufacturing to Bard, we received a $4 million milestone payment on September 30, 2002. In January 2003, we received the final $3 million milestone payment as a result of Bard’s receipt of FDA approval for the commercial sale and use of its RNF product as of December 31, 2002. Commencing in 2003, we earned royalties from Bard on its sales of the vena cava filter products. Through 2007, the Bard royalty rate applicable to RNF product sales was substantially higher than the royalty rate applicable to SNF products. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

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

RESEARCH AND DEVELOPMENT

Our research and development organization included 32 persons as of December 31, 2007, with departmental groups dedicated to product development, regulatory and clinical affairs, and quality assurance. Total company-sponsored research and development expenses were approximately $15.4 million, $15.5 million and $12.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Of these totals, approximately $6.0 million, $8.2 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, were clinical trials costs. We currently expect 2008 research and development expenses to increase to approximately $16.0 million compared to approximately $15.4 million in 2007. This anticipated increase is primarily related to an increase in our new product investments and other development costs.

Product Development

During 2005, we completed enrollment in our BEST clinical trial and were granted a CE Mark for our biological closure implant BioSTAR® in June 2007. We also received a Health Products and Food Branch, or HPB, medical device license in Canada for BioSTAR® in June 2007. We are evaluating and developing our regulatory strategy for approval of BioSTAR® in the United States. We are continuing to develop our next advanced biological closure technology called BioTREK™. BioTREK™ represents our second biological closure technology and follows our BioSTAR® implant technology. BioTREK™ incorporates a unique biosynthetic material that uses the body’s own regenerative capability to restore function naturally. We believe that BioTREK™ will provide a more natural, biological closure of structures within the heart, such as the PFO. We continue preclinical evaluation of BioTREK™.

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

MARKETING AND SALES STRATEGY

We market CardioSEAL® through our direct sales force to customers in the United States and Canada and market CardioSEAL®, STARFlex® and BioSTAR® directly in key European markets and through select distributors in other parts of Europe. As of December 31, 2007, worldwide sales and marketing personnel consisted of 31 persons, of which 13 are in various locations in the United States and 18 support various locations throughout Europe. Our European employees are based in Germany, France, the United Kingdom, Benelux and Scandinavia. During 2008, we plan to continue to expand our presence to include Spain and other European countries.

Traditionally, the neurologist and the interventional cardiologist have not collaborated on patient diagnosis or treatment. We believe that the PFO/brain attack connection has changed that relationship. To further facilitate what we believe to be an emerging solution to these brain attacks associated with both stroke and migraine, we have focused added resources on enhancing the referral process and helping neurologists and interventional cardiologists form the partnerships needed to diagnose and treat PFO. These are often the most challenging aspects of introducing a new technology and promoting a new therapeutic concept. We have sponsored joint meetings in both Europe and the United States that brought together the interventional cardiology and stroke neurology communities on the subject of prevention and treatment of cardiac sources of migraine headache and stroke.

We use a variety of marketing and education programs to create ongoing awareness and demand for our CardioSEAL®, STARFlex® and BioSTAR® products. In addition to active participation in numerous cardiology related symposia and exhibitions in the United States and Europe, we work closely with our leading customers to promote multi-disciplinary dialogue and education, especially between the interventional cardiology and neurology communities.

CUSTOMERS

Our customers are generally hospitals, clinics and other healthcare centers. It is not necessary for our U.S. customers to obtain Institutional Review Board, or IRB, approval to purchase CardioSEAL® products for VSD closure, as we have received a PMA for this indication. At December 31, 2007, we had approximately 400 active customers worldwide to which we sell our CardioSEAL®, STARFlex® and BioSTAR® products directly.

No customer accounted for greater than 10% of product sales in any of the three years in the period ended December 31, 2007.

MANUFACTURING

We manufacture the CardioSEAL®, STARFlex® and BioSTAR® cardiac septal repair implants at our headquarters in Boston, Massachusetts, which includes a Class 10,000 cleanroom. We have received ISO 13485 certification, on adherence to established standards in the areas of quality assurance and manufacturing process control, and we have also received permission to affix the CE Mark to our products. We believe that our current manufacturing facilities are sufficient to accommodate potential increases in demand for our products.

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

We believe that the STARFlex®, CardioSEAL® and BioSTAR® implants have a distinct advantage over other PFO closure devices. CardioSEAL® has the longest clinical use history, a highly conformable, atraumatic design, a tissue scaffold proven to promote endothelialization, and a low septal profile and low metal surface area. Additionally, STARFlex® has a self-adjusting PFO-compatible centering mechanism which provides exceptionally high closure rates. The Rapid Transport® delivery system and the Rapid Transport® Plus provide for simplicity by reducing the number of steps for implantation. We further believe that our new biological closure device BioSTAR® provides and BioTREK™ will provide, an even more biological response by promoting quicker healing and device endothelialization, improving both PFO closure rate and patient safety.

PATENTS AND PROPRIETARY TECHNOLOGY

We seek to protect our technology through the use of patents, trademarks and trade secrets. We are the owner or licensee of 62 issued United States (U.S.) patents, and corresponding foreign patents, relating to our structural heart repair implant technologies and other related cardiovascular implant technologies. In addition, we have more than 70 pending U.S. patent applications in the field of structural heart repair, including implants, delivery systems and accessory products, most of which have corresponding foreign counterparts.

The issued U.S. patents expire at various dates ranging from 2008 to 2025. The patents related to our anastomosis devices, which are minimally invasive means of attaching vascular grafts, expire in 2016, the patent for our radiopaque markers, which allow catheters to be more visible under x-ray, expires in 2014, the patents for our distal protection system expire from 2019 to 2022, the patent for our nitinol septal repair device expires in 2016, the patent for our superelastic hinge joint, a novel concept with applicability to both implants and delivery systems, expires in 2017, the patent for our new generation PFO closure device expires in 2025, and the patent for our flexible delivery system expires in 2024.

In addition, we are the exclusive licensee within specific fields of use to several technologies. We are the exclusive licensee under certain patents, expiring from 2012 to 2015, relating to the CardioSEAL®, STARFlex®, and BioSTAR® cardiac septal repair implants, delivery systems and methods for repairing cardiac and vascular defects. We are the exclusive licensee to a patent used in nitinol septal repair devices which expires in 2011. We are also the exclusive licensee under certain patents, expiring from 2014 to 2019, related to the intestinal collagen layer utilized in our BioSTAR® device and under certain patents, expiring from 2008 to 2021, related to the novel bioabsorbable polymer utilized in our BioTREK™ device.

We also rely on trade secrets and technical know-how in the development and manufacture of our devices, which we seek to protect, in part, through confidentiality agreements with our employees, consultants and other parties. We have eight trademarks, four of which are registered with the United States Patent and Trademark Office (see the following table).

Trademark	Jurisdiction	Status	Renewal Date
At The Heart of Brain Attacks™	Canada	Pending	—
At The Heart of Brain Attacks®	European Community	Registered	Sep 2015
At The Heart of Brain Attacks™	United States	Allowed	—
BioSTAR™	Canada	Allowed	—
BioSTAR®	European Community	Registered	Apr 2014
BioSTAR®	Japan	Registered	Oct 2015
BioSTAR®	United States	Registered	Jun 2016
BioTREK™	Canada	Pending	—
BioTREK™	European Community	Pending	—
BioTREK®	Japan	Registered	Feb 2016
BioTREK™	United States	Pending	—
CardioSEAL®	United States	Registered	Jan 2008
Gator™	Canada	Pending	—
Gator®	European Community	Registered	Apr 2014
Gator®	Japan	Registered	Sep 2017
Gator™	United States	Allowed	—
NMT Medical®	Canada	Registered	Jan 2018
NMT Medical®	United States	Registered	Apr 2011
Rapid Transport®	European Community	Registered	Aug 2013
STARFlex®	Canada	Registered	Sep 2020
STARFlex®	European Community	Registered	Feb 2011
STARFlex®	Japan	Registered	Jun 2014
STARFlex®	United States	Registered	Aug 2012

LICENSED TECHNOLOGY; ROYALTY OBLIGATIONS

Cardiac Septal Repair Implants

In connection with our cardiac septal repair implants, we have an exclusive worldwide license from CMCC under United States patents entitled “Occluder and Method for Repair of Cardiac and Vascular Defects” (U.S. Patent No. 5,425,744), “Occluder for Repair of Cardiac and Vascular Defects” (U.S. Patent No. 5,451,235) and “Self-Centering Umbrella-Type Septal Closure Device” (U.S. Patent No. 5,709,707) and the respective corresponding foreign patents, patent applications and associated know-how. The license agreement, as amended, provides for royalty payments to CMCC of 10.5% of commercial net sales of our CardioSEAL®, STARFlex® and BioSTAR® septal repair implant devices. Royalties continue until the end of the term of the patents, which range from 2014 to 2016. We also have a royalty-free, worldwide sublicense under the U.S. patent entitled “System for the Percutaneous Transluminal Front-End Loading Delivery and Retrieval of a Prosthetic Occluder” (U.S. Patent No. 5,649,950) and its corresponding foreign patents and associated know-how. The sublicense is exclusive in the field of the repair of atrial septal defects and nonexclusive in certain other fields. We have also obtained an exclusive worldwide license from Lloyd A. Marks, M.D. under the United States patent entitled “Aperture Occlusion Device” (U.S. Patent No. 5,108,420). The license agreement with Dr. Marks provides for royalty payments, subject to certain annual minimums, based on net sales of nitinol septal repair implants that are covered by the patent, which expires in 2011. There have been no sales by us of covered nitinol septal repair implants to date.

Vena Cava Filters

Under the terms of the 2001 sale of our former vena cava filter product line to Bard, we continue to make royalty payments to the estate of the inventor of these products based upon net sales by Bard of its SNF and RNF products. Commencing in 2003, these royalty expenses are reported in our consolidated financial statements as a reduction of royalty income that we earn from Bard. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

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

Our CLOSURE I trial is being conducted under FDA approved IDEs with Category B HCFA status, meaning usage under the trial is eligible for Medicare coverage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Please see Notes 2(l) and 13 of Notes to Consolidated Financial Statements for certain of our financial information concerning geographic areas.

PRODUCT LIABILITY AND INSURANCE

Our business involves the risk of product liability claims. We maintain product liability insurance.

EMPLOYEES

As of December 31, 2007, we had 118 full-time employees. We believe that we maintain good relations with our employees.

ENVIRONMENTAL MATTERS

Applicable federal, state and local environmental laws have not had and are not expected to have a material effect on our business. To date, we have not made any material capital expenditures and do not anticipate making any such expenditures during the next two fiscal years relating to environmental control facilities.

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

We were contacted by the FDA to review our existing HDE, which was approved more than seven years ago. Since the HDE was approved, clinical conditions have significantly changed and the subset of patients who once qualified for consideration for PFO closure has increased beyond 4,000, the limit normally allowed under the HDE indication. Effective October 31, 2006, as a result and in connection with the CARS study, we voluntarily withdrew the HDE granted by the FDA on February 1, 2000 for our CardioSEAL® Septal Repair System for closure of PFO. At this time, we are unable to predict whether our action and the actions of the FDA will continue to have a negative impact on our product revenue. However, it is expected that sales growth in the United States will be limited until further regulatory approvals are obtained. The withdrawal did not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United States under the PMA indication for ventricular septal defect, or VSD.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 900 patients, of which approximately 800 patients are already enrolled. The original CLOSURE I statistical plan required an enrollment of 1,600 patients. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE

I to be approximately $22 to $24 million through completion of the clinical trial and submission to the FDA. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

REVENUE GENERATED BY CARS IDE MAY BE LIMITED.

In August 2006, we announced FDA approval for a new PFO/stroke IDE, called CARS. The CARS IDE will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of both CARS and CLOSURE I with our newer STARFlex® implant technology. Patients previously covered by the HDE only had access to our original CardioSEAL® device. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. However, while patients in the CLOSURE I trial receive the implant at no cost, those covered under the CARS IDE can be charged for the device. We anticipate a shift of some recurrent stroke patients with PFOs to the CARS IDE from the original HDE because patients will have access to the newer STARFlex® technology. At this time it is difficult to determine the impact on product revenue in the U.S. as a result of the transition from paid-for HDE devices to the paid-for devices under CARS. We believe the CARS IDE is a significant competitive achievement for us and is necessary to accommodate the growing demand for more advanced PFO/stroke treatments.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the developing, manufacturing, marketing and selling of our cardiac septal repair implant devices used for structural heart repair. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL®, STARFlex® and BioSTAR® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including:

•	achieving successful stroke-related clinical trials;

•	developing next generation product lines;

•	improving our sales and marketing capabilities;

•	improving our ability to successfully manage inventory as we expand production;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF MIST.

In November 2004, we received approval to initiate our MIST clinical study in the United Kingdom. This study was designed to evaluate the effectiveness of structural heart repair (transcatheter closure of a PFO) in the treatment and prevention of migraine headaches. Patient enrollment was completed in early July 2005, with follow-up evaluations over a six-month period. Preliminary results of MIST, which we released on March 13, 2006, found that over 60% of those screened had a right to left shunt. A shunt is a heart defect, which allows blood to cross from the right to left chambers of the heart, bypassing the lungs. Of those patients, almost 40% had a moderate or large PFO, six times greater than the general population. MIST results also indicated that approximately 42% of the patients treated with our STARFlex® technology had a reduction in migraine headache days of at least 50%. The total costs of MIST, including third-party contracts, agreements with clinical sites and other service providers, were approximately $4.9 million. While the results of MIST represented proof of concept and a statistically significant treatment effect, we cannot be certain of the market acceptance of PFO closure as a treatment for certain migraine patients in Europe. Patients enrolled in MIST have an opportunity to consent to be treated and/or monitored as part of a follow-up study (MIST III). Results of the MIST study were published online on March 3, 2008 in the peer-reviewed journal, Circulation.

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

Our issued U.S. patents, and corresponding foreign patents, expire at various dates ranging from 2008 to 2025. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

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

ROYALTY INCOME WILL DECREASE.

For the year ended December 31, 2007, net royalty income increased approximately 15% compared to the period ended December 31, 2006. Net royalty revenues for the period ended December 31, 2006, included $500,000 related to the AGA settlement and the issuance of a sublicense to AGA. This increase has been directly attributable to higher sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. We cannot be certain that the recent trend of Bard’s RNF sales can be sustained or even maintained at its current level. Furthermore, these sales levels could fluctuate on a quarter-to-quarter basis. We have incurred virtually no operating expenses, other than royalties paid, related to our net royalty income and, therefore, future increases or decreases, if any, in the level of Bard’s RNF sales could have a material effect on net income (loss) in future periods. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

OUR LIMITED MANUFACTURING HISTORY AND THE POSSIBILITY OF NON-COMPLIANCE WITH MANUFACTURING REGULATIONS RAISE UNCERTAINTIES WITH RESPECT TO OUR ABILITY TO COMMERCIALIZE FUTURE PRODUCTS.

We have a limited history in manufacturing our products, including our CardioSEAL®, STARFlex® and BioSTAR® structural heart repair implants, and we may face difficulties as the commercialization of our products and the medical device industry changes. Increases in our manufacturing costs, or significant delays in our manufacturing process, could have a material adverse effect on our business.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 31. Because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can furthur expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

AN ADVERSE OUTCOME IN ANY LITIGATION WE ARE CURRENTLY INVOLVED IN COULD AFFECT OUR FINANCIAL CONDITION.

We are currently involved in litigation as described in Part I, Item 3 (Legal Proceedings). An adverse outcome involving this matter could result in substantial monetary damages and/or negatively impact our ability to use intellectual property and, therefore, negatively impact our business.

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

OUR EXPANDING EUROPEAN OPERATIONS EXPOSE US TO RISK INHERENT IN FOREIGN OPERATIONS.

As we increase our presence in Europe and Canada following the receipt of a CE Mark (Europe) and HPB approval (Canada) for our BioSTAR® technology, the impact of foreign currency fluctuations on our revenue and expenses could have an adverse impact on our worldwide profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210-1625. We lease approximately 35,000 square feet of manufacturing, laboratory and administrative space at this facility, under leases that expire in September 2010, with one 5-year renewal option thereafter. The renewal option is subject to acceptance by the landlord.

ITEM 3. LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. A trial on issues relating to the monetary damages suffered by us and CMCC is now scheduled to commence during the second quarter of 2008.

We resolved the following legal proceeding in 2006.

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

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. On April 12, 2006, we received the entire cash payment from the settlement totaling $30.0 million which was shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims.

Other than as described above, we have no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol “NMTI”. There were approximately 100 stockholders of record of our common stock on March 5, 2008, representing approximately 6,000 shareholder accounts. The following table lists the high and low closing sales prices for our common stock for the periods indicated.

Period	High	Low
2006
First quarter	$25.76	$13.29
Second quarter	15.62	9.22
Third quarter	16.35	9.93
Fourth quarter	16.15	13.53

2007
First quarter	$14.91	$12.20
Second quarter	16.00	11.02
Third quarter	12.00	7.37
Fourth quarter	7.64	4.86

We did not declare or pay any cash dividends on shares of our common stock during the years ended December 31, 2007 and 2006 and do not anticipate declaring or paying cash dividends in the foreseeable future. We currently expect that we will retain any earnings for use in our business.

Information relating to the compensation plans under which our equity securities are authorized for issuance is set forth under “Equity Compensation Plan Information” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2007 were derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$19,855	$22,135	$19,313	$17,279	$21,574
Net royalty income	6,900	6,016	4,603	4,181	1,387

Total revenues	26,755	28,151	23,916	21,460	22,961

Costs and expenses:
Cost of product sales	5,409	5,938	5,470	4,514	5,303
Research and development	15,407	15,455	12,746	8,045	6,340
General and administrative	7,988	8,681	7,982	6,024	6,167
Selling and marketing	9,093	8,704	6,340	5,542	5,614
Settlement of litigation	—	—	—	—	1,216

Total costs and expenses	37,897	38,778	32,538	24,125	24,640

Net gain from settlement of litigation	—	15,184	—	—	—

(Loss) income from operations	(11,142)	4,557	(8,622)	(2,665)	(1,679)

Other income (expense):
Currency transaction gain (loss)	88	15	(122)	92	81
Interest expense	—	—	—	(2)	(5)
Interest income	1,830	1,816	861	543	558

Total other income, net	1,918	1,831	739	633	634

(Loss) income before income taxes	(9,224)	6,388	(7,883)	(2,032)	(1,045)
Income tax (benefit) provision	(122)	502	—	—	105

(Loss) income from continuing operations	(9,102)	5,886	(7,883)	(2,032)	(1,150)

Gain from discontinued operations	—	—	91	123	—

Net (loss) income	$(9,102)	$5,886	$(7,792)	$(1,909)	$(1,150)

Basic net (loss) earnings per common share:
Continuing operations	$(0.70)	$0.46	$(0.64)	$(0.17)	$(0.10)
Discontinued operations	—	—	0.01	0.01	—

Net (loss) income	$(0.70)	$0.46	$(0.63)	$(0.16)	$(0.10)

Diluted net (loss) earnings per common share:
Continuing operations	$(0.70)	$0.43	$(0.64)	$(0.17)	$(0.10)
Discontinued operations	—	—	0.01	0.01	—

Net (loss) income	$(0.70)	$0.43	$(0.63)	$(0.16)	$(0.10)

Weighted average common shares outstanding:
Basic	12,926	12,746	12,332	12,031	11,808

Diluted	12,926	13,597	12,332	12,031	11,808

		At December 31,
	2007	2006	2005	2004	2003
		(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and restricted cash	$30,974	$41,450	$31,506	$35,380	$36,725
Working capital	30,822	38,860	30,515	36,052	37,396
Total assets	40,603	51,183	40,490	43,364	44,122
Long-term liabilities	352	—	—	—	—
Stockholders’ equity	31,573	39,899	31,320	36,872	38,236

The following table presents our unaudited consolidated statements of operations data for each quarter in the two years ended December 31, 2007. The information for each of these quarters is unaudited, but has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been made to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the notes thereto appearing elsewhere in this document. These operating results are not necessarily indicative of the results of operations that may be expected for any future period.

	For The Three Months Ended
	DEC. 31 2007	SEP. 30 2007	JUN. 30 2007	MAR. 31 2007	DEC. 31 2006	SEP. 30 2006	JUN. 30 2006	MAR. 31 2006
	(In thousands, except per share data (unaudited))
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$5,264	$4,553	$4,922	$5,116	$5,838	$5,314	$5,284	$5,700
Net royalty income	1,777	1,855	1,550	1,718	1,370	1,597	1,817	1,232

Total revenues	7,041	6,408	6,472	6,834	7,208	6,911	7,101	6,932

Costs and Expenses:
Cost of product sales	1,504	1,317	1,359	1,230	1,602	1,454	1,407	1,475
Research and development	4,187	4,614	4,091	2,514	4,405	3,484	3,736	3,830
General and administrative	1,987	2,102	1,886	2,013	2,569	1,873	2,014	2,224
Selling and marketing	2,578	2,163	2,305	2,047	2,418	1,920	2,293	2,074

Total costs and expenses	10,256	10,196	9,641	7,804	10,994	8,731	9,450	9,603

Net gain from settlement of litigation	—	—	—	—	—	—	(25)	15,209

(Loss) income from operations	(3,215)	(3,788)	(3,169)	(970)	(3,786)	(1,820)	(2,374)	12,538
Total other income, net	425	477	458	558	559	491	495	285

(Loss) income from operations before income taxes	(2,790)	(3,311)	(2,711)	(412)	(3,227)	(1,329)	(1,879)	12,823
Income tax provision (benefit) (1)	140	(111)	(75)	(76)	452	50	—	—

Net (loss) income	(2,930)	(3,200)	(2,636)	(336)	(3,679)	(1,379)	(1,879)	12,823

Basic earnings per common share:
Net (loss) income	$(0.23)	$(0.25)	$(0.20)	$(0.03)	$(0.29)	$(0.11)	$(0.15)	$1.02

Diluted earnings per common share:
Net (loss) income	$(0.23)	$(0.25)	$(0.20)	$(0.03)	$(0.29)	$(0.11)	$(0.15)	$0.93

Weighted average common shares outstanding:
Basic	12,926	12,943	12,916	12,873	12,858	12,777	12,718	12,626

Diluted	12,926	12,943	12,916	12,873	12,858	12,777	12,718	13,747

(1)	The provision for income taxes in the quarter ended December 31, 2007 reflects an increase in liabilities for unrecognized tax benefits during the quarter, primarily due to the impact of the closure of a foreign tax audit and our evaluation of whether, and the extent to which, additional tax will be due.

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

OVERVIEW

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA and migraine headaches. A common right to left shunt can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. In utero, the PFO is an opening in the arterial wall that allows the mother’s oxygenated blood to support the fetus. At birth, or usually by age one, the PFO completely closes, preventing venous blood and arterial blood from mixing. We believe that up to 25% of the population has a PFO that does not fully seal and most will never even know that they have this defect.

In 2001, we began divesting certain non-strategic assets in order to focus on this emerging PFO market opportunity utilizing our proprietary implant technologies. These divestitures included the November 2001 sale of our vena cava filter product line to Bard and the July 2002 sale of our neurosciences business unit to Integra. Net cash proceeds from these sales transactions of approximately $33.8 million, the related net royalty income from Bard that commenced in 2003 and the on-going business operations have provided us with the financial and operational flexibility to aggressively pursue this emerging market opportunity with our CardioSEAL®, STARFlex® and BioSTAR® implants, clinical research studies and development of next generation catheter-based implant technologies. More than 27,000 PFOs have been closed globally using our CardioSEAL®, STARFlex® and BioSTAR® implant technologies. We are currently conducting PFO-closure related clinical research trials, focusing on PFO/stroke and PFO/migraine.

2007 Revenues

Our 2007 revenues were predominantly derived from sales of our CardioSEAL®, STARFlex® and BioSTAR® products in the U.S. and Europe and net royalties earned from Bard. CardioSEAL®, STARFlex® and BioSTAR® product sales decreased by approximately 10% from 2006 to 2007 primarily in the United States. We believe that sales in the United States continue to be impacted by delays in third party payors in approving reimbursement for the procedure as a result of the voluntary withdrawal of the Humanitarian Device Exemption, or HDE, for our CardioSEAL® septal repair system. We believe that a combination of increased market awareness of PFO closure and our proprietary closure technology and targeted marketing efforts has resulted in the addition of new customers, predominantly in Europe. In 2008 we currently expect an approximate 20% increase in worldwide product sales when compared to 2007. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

We ended 2007 with approximately $31.0 million in cash, cash equivalents and marketable securities, providing us with what we believe is the financial strength and flexibility to complete our clinical research initiatives and to continue to invest in additional research and development programs, regulatory activities and commercial sales efforts, including planned headcount and territory expansion in Europe.

PFO/Stroke

Stroke is the third leading cause of death in the United States and the leading cause of disability in adults. Each year, approximately 750,000 Americans suffer a new or recurrent stroke and 500,000 Americans experience a TIA. In 2003, we launched the CLOSURE I clinical trial to compare our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. CLOSURE I was initially a 1,600 patient, prospective, randomized, multi-center trial, for which we received complete IDE approval from the FDA in June 2003. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Enrollment is expected to be completed during the second quarter of 2008.

We currently expect that total costs for CLOSURE I will be approximately $22 to $24 million through completion of the trial and submission to the FDA. Of this total, approximately $17.4 million was incurred through 2007, and we currently project 2008 costs to be approximately $3.0 million.

PFO/Migraine

The prevalence of migraines in the United States is estimated to be slightly less than 10% of the general population or roughly 28 million individuals. We estimate that 20% of all migraine sufferers, or 6 million individuals, have the classic form of migraine, sometimes referred to as migraine with aura. It has also been reported that 50% of these patients do not satisfactorily respond to current approved forms of medication. Furthermore, data as reported at the Transcatheter Cardiovascular Therapeutic symposium, or TCT, meeting in October 2005 indicated that 60% of the patient subset in our MIST trial had a right to left shunt. That is twice what would be expected in the general population.

In 2005, we completed enrollment in our MIST study in the United Kingdom. Total costs for MIST were $4.9 million. Study enrollment was completed in July 2005 and results were presented at the American College of Cardiology meeting on March 13, 2006. Results of the MIST study were published online on March 3, 2008 in the peer-reviewed journal, Circulation.

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.0 million, of which approximately $900,000 was incurred through 2007.

BioSTAR® and BioTREK™

In November 2005, we completed enrollment in our BEST study, which commenced in July 2005 following regulatory approval in the United Kingdom. This study evaluated our new bioabsorbable, biological closure technology designed to promote a more natural, rapid and complete sealing of heart defects such as PFO. Approximately 60 patients were enrolled in the BEST study and were followed for six months. Data was published in the October 2006 edition of Circulation and was presented at the 2006 Transcatheter Cardiovascular Therapeutics 18th Annual Scientific Symposium. The study was designed to gain commercial approval for BioSTAR® through the CE Mark process which was granted in June 2007.

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

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (SEC), Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred to the customer; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. We use judgment concerning the satisfaction of these criteria, particularly with respect to collectibility. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We require receipt of purchase orders from our customers for our products. Prior to fulfillment of a customer order, we review that customer’s account history and outstanding balances to determine if we believe that collectibility of the order value is reasonably assured. We recognize product revenues upon shipment unless customer purchase orders specifically designate that title to the products transfers upon receipt. Products sold to distributors, which accounted for approximately 1% of our product sales in 2007, are not subject to a right of return for unsold product.

We recognize royalty income as it is earned in accordance with relevant contract provisions. Where applicable, we report royalty income in our financial statements net of corresponding royalty obligations to third parties.

Accounts Receivable Reserves

We provide allowances for doubtful accounts based on estimates of losses related to customer receivable balances. In establishing these allowances, we make assumptions with respect to the future collectibility of our receivable balances. Our assumptions are based on an individual assessment of a customer’s credit quality, primarily its payment history, as well as subjective factors and trends, including the aging of receivable balances, the positive or negative effects of the current and projected industry outlook and the economy in general. Once we consider all of these factors, we determine the probability of customer default, the appropriateness of our current reserve balance and the need to record a charge or credit to operating expense to increase or decrease our reserve level. The amount of the reserve level for our customer accounts receivable fluctuates depending upon all of these factors. If our assumptions are incorrect, or if the financial condition of certain of our customers were to deteriorate, we may need to make additional allowances. The amount of the allowance at December 31, 2007 and 2006 was $60,000 and $82,468 respectively.

We also maintain a provision for estimated sales returns and allowances on product sales. We base these estimates on our assessment of historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to estimate accounts receivable or sales returns do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected. The amount of the allowance at December 31, 2007 and 2006 was $101,341 and $200,000 respectively.

Inventories

In accordance with Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB, No. 43, Chapter 4”, or SFAS 151, abnormal amounts of idle facility expenses should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of production be based on the normal capacity of the production facilities. Management judgment will be required in the determination of a range of normal capacity levels, which will directly affect the allocation of fixed manufacturing overhead costs between inventory costs and period expense. Based upon increased inventory levels in 2004, primarily the result of lower than expected CLOSURE I enrollment and the effects of stricter adherence to HDE guidelines regarding off-label usage, we scaled back our 2005 implant device production below normalized capacity levels. The resulting excess idle capacity costs charged directly to cost of product sales as period costs during 2005 totaled approximately $800,000. Inventory levels at the end of 2007 and 2006 increased approximately 9% and 11%, respectively as we prepared sufficient inventory to meet the anticipated demand for our BioSTAR® product. In 2006 and 2007, production levels approximated normal capacity levels and no idle capacity costs were charged to cost of product sales.

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

Expenses Associated With Clinical Trials

We have invested significant resources in several clinical trials designed to investigate the potential connection between a PFO and brain attacks such as, strokes, TIAs and migraine headaches. We completed enrollment in July 2005 for MIST in the United Kingdom. In October 2005, we announced approval of MIST III. Our CLOSURE I trial, commenced in 2003, is an FDA-approved IDE study in the U.S. to evaluate the safety and efficacy of the STARFlex® closure technology to prevent a recurrent embolic stroke and/or TIA in patients with a PFO. In November 2005, we completed enrollment in the BEST study. Total expenses for all of our clinical trials were approximately $6.0 million, $8.2 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Share-Based Compensation

We adopted the provisions of FASB No. 123R, “Share-Based Payment,” or SFAS 123R, beginning January 1, 2006, using a modified prospective transition method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (i) all share-based payments granted after the effective date under SFAS 123R, and (ii) all awards granted under SFAS 123R to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period. We use the Black-Scholes option-pricing model to estimate fair value of share-based awards. The fair value of our share-based awards are dependent on the assumptions we use for expected life (in years), the expected stock price volatility, the expected dividend yield and the risk free interest rate.

Prior to January 1, 2006, we used the intrinsic value method to account for share-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

Comparison of Years ended December 31, 2007, 2006 and 2005

The following two tables present consolidated statements of operations information as a reference for management’s discussion which follows. The first table presents dollar and percentage changes for each listed line item for 2007 compared with 2006 and for 2006 compared with 2005. The second table presents consolidated statements of operations information for each of the three years in the period ended December 31, 2007 as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales).

	Years Ended December 31,			Increase (Decrease)		% Change
	2007	2006	2005	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
	(In thousands, except percentages)
Revenues:
Product sales	$19,855	$22,135	$19,313	$(2,280)	$2,822	(10.3)%	14.6%
Net royalty income	6,900	6,016	4,603	884	$1,413	14.7%	30.7%

Total revenues	26,755	28,151	23,916	(1,396)	4,235	(5.0)%	17.7%

Costs and expenses:
Cost of product sales	5,409	5,938	5,470	(529)	468	(8.9)%	8.6%
Research and development	15,407	15,455	12,746	(48)	2,709	(0.3)%	21.3%
General and administrative	7,988	8,681	7,982	(693)	699	(8.0)%	8.8%
Selling and marketing	9,093	8,704	6,340	389	2,364	4.5%	37.3%

Total costs and expenses	37,897	38,778	32,538	(881)	6,240	(2.3)%	19.2%

Net gain from settlement of litigation	—	15,184	—	(15,184)	15,184	(100.0)%	—

(Loss) income from operations	(11,142)	4,557	(8,622)	(15,699)	13,179	(344.5)%	—

Other income (expense):
Currency transaction gain (loss)	88	15	(122)	73	137	486.7%	—
Interest income	1,830	1,816	861	14	955	0.8%	110.9%

Total other income, net	1,918	1,831	739	87	1,092	4.8%	147.8%

(Loss) income before income taxes	(9,224)	6,388	(7,883)	(15,612)	14,271	—	—
Income tax (benefit) provision	(122)	502	—	(624)	502	—	—

(Loss) income from continuing operations	(9,102)	5,886	(7,883)	(14,988)	13,769	—	—
Income from discontinued operations	—	—	91	—	(91)	—	(100.0)%

Net (loss) income	$(9,102)	$5,886	$(7,792)	$(14,988)	$13,678	—	—

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales	74.2%	78.6%	80.8%
Net royalty income	25.8%	21.4%	19.2%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product sales	27.2%	26.8%	28.3%
Research and development	57.6%	54.9%	53.3%
General and administrative	29.9%	30.8%	33.4%
Selling and marketing	34.0%	30.9%	26.5%
Total costs and expenses	141.6%	137.7%	136.1%

Net gain from settlement of litigation	—	53.9%	—
(Loss) income from operations	(41.6)%	16.2%	(36.1)%
Other income (expense):
Currency transaction gain (loss)	0.3%	0.1%	(0.5)%
Interest income	6.8%	6.5%	3.6%

Total other income, net	7.2%	6.5%	3.1%

(Loss) income before income taxes	(34.5)%	22.7%	(33.0)%

Income tax (benefit) provision	(0.5)%	1.8%	—

(Loss) income from continuing operations	(34.0)%	20.9%	(33.0)%
Income from discontinued operations	—	—	0.4%

Net (loss) income	(34.0)%	20.9%	(32.6)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Revenues. Revenues for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,		Increase (Decrease)	% Change
	2007	2006	2006 to 2007	2006 to 2007
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$14,185	$19,298	$(5,113)	(26.5)%
Europe	5,670	2,837	2,833	99.9%

Total product sales	19,855	22,135	(2,280)	(10.3)%

Net royalty income:
Bard	6,849	5,406	1,443	26.7%
AGA	—	500	(500)	—
BSC	51	110	(59)	(53.6)%

Total net royalty income	6,900	6,016	884	14.7%

Total revenues	$26,755	$28,151	$(1,396)	(5.0)%

The decrease in CardioSEAL® and STARFlex® implant sales for 2007 compared to 2006 was primarily the result of decreased product demand in North America, primarily in the United States. We believe that sales in the

United States continue to be impacted by delays by third party payors in approving reimbursement for the procedures as a result of the voluntary withdrawal of the HDE of our CardioSEAL® septal repair system.

The increase in European sales was primarily related to the launch of BioSTAR®, our bioabsorbable structural heart repair implant technology and our Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007 and HPB approval in Canada in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales. European sales represented approximately 28.6% and 12.8% of total product sales in 2007 and 2006, respectively.

We currently believe that our European product sales will approach 40% of total product sales. We believe that, given the required regulatory processes in the U.S., sales in North America will remain flat. We currently expect that planned European growth and territory expansion during 2008 will result in significant growth in European product sales. Additionally, relative weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on European product sales.

The increase in net royalty income for 2007 was directly attributable to Bard’s sales of its RNF product. The royalty income from Bard was recorded net of approximately $2.6 million of royalties payable to the estate of the original inventor of SNF and RNF products. As expected, net royalty income from BSC related to the 1994 exclusive license of our stent technology decreased further from 2006 to 2007. BSC is not prohibited from selling competing stents and has established a broad based stent program. We currently anticipate that future royalties earned from BSC will remain flat or decline compared to 2007 levels. Through 2007, the Bard royalty rate applicable to RNF product sales was substantially higher than the royalty rate applicable to SNF products. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

Cost of Product Sales. For the year ended December 31, 2007, cost of product sales, as a percentage of total product sales, was approximately 27.2% compared with 26.8% for the year ended December 31, 2006. This increase was primarily due to the increased sales in Europe, where the selling price of our product is lower than the selling price of our products in North America and products costs of BioSTAR® are greater than products sold in the United States. Included in cost of product sales were royalty expenses of approximately $2.1 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. In 2008, we anticipate a higher proportion of European sales compared to 2007. As a result, we currently expect 2008 cost of product sales to increase to approximately 28.5% to 29.0%, as a percentage of product sales.

Research and Development. Research and development costs were relatively flat for the year ended December 31, 2007 compared to the year ended December 31, 2006. Clinical trial costs in 2007 decreased by $2.2 million with the completion of the MIST, MIST III and BEST trials. This decrease was offset by a one-time payment of $600,000 to a supplier of our collagen matrix material, increased new product development investments of approximately $400,000 and increased salary and related expenses of approximately $250,000. We currently expect 2008 research and development expenses to increase to approximately $16.0 million compared to approximately $15.4 million in 2007. This anticipated increase is primarily related to an increase in our new product investments and other development costs.

General and Administrative. General and administrative expenses decreased approximately $700,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Contributing to this decrease in general and administrative expenses were lower bonus expense of approximately $360,000 and lower share-based compensation expense pursuant to SFAS 123R of approximately $130,000. General and administrative expenses for 2006 also included approximately $150,000 for a 401(k) employer match. For 2008, general and administrative expenses are currently expected to increase to approximately $10.0 million due primarily to the classification of net royalty expense relating to Bard of approximately $1.5 million.

Selling and Marketing. Selling and marketing costs increased approximately $400,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in selling and marketing expense was primarily the result of an increase in expenses related to the launch of BioSTAR® partially offset by savings spread across many expense categories. We currently expect worldwide selling and marketing expense in 2008 to increase approximately $300,000 compared to 2007 as we continue to increase our marketing to support the anticipated growth in Europe and Canada.

Net Gain from Settlement of Litigation. On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment was shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks.

Interest Income. Interest income was relatively flat for the year ended December 31, 2007 compared to the year ended December 31, 2006. We currently expect interest income to approximate $1.0 million in 2008. This decrease compared to 2007 is primarily related to the use of approximately $13 to $15 million of cash, cash equivalents, and marketable securities to fund 2008 operations.

Income Tax Provision. We have provided for taxes on income from continuing operations based on our anticipated effective income tax rate. For fiscal 2007 we recorded a benefit from income taxes of $121,879 as a result of the tax benefit for a portion of the taxes paid in 2006 that is refundable by carryback partially offset by the establishment of a liability for uncertain tax positions. The provision for the year ended December 31, 2006 of $502,000 was as a result of the $15.2 million gain from the settlement of litigation with AGA and less than forecasted clinical trial expenses. We currently expect to incur operating losses in 2008.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Revenues. Revenues for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended December 31,		Increase (Decrease)	% Change
	2006	2005	2005 to 2006	2005 to 2006
	(In thousands, except percentages)
Product sales:
CardioSEAL® and STARFlex® :
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

Cost of Product Sales. For the year ended December 31, 2006, cost of product sales, as a percentage of total product sales, was approximately 26.8% compared with 28.3% for the year ended December 31, 2005. This decrease was primarily due to the increase in production levels to our normalized plant capacity levels. In 2005, we incurred unabsorbed manufacturing overhead costs due to production volumes below our normalized levels. As a result, in accordance with the provisions of SFAS No. 151, “Inventory Costs,” a portion of our 2005 fixed manufacturing overhead costs were not absorbed as part of inventory unit costs, but instead were charged to cost of product sales in the period incurred. With 2006 production levels at normalized plant capacity levels, we did not charge any of our 2006 fixed manufacturing overhead as a period expense. Included in cost of product sales were royalty expenses of approximately $2.2 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively.

Research and Development. The increase in research and development expense from 2005 to 2006 was primarily related to (i) approximately $1.5 million of increased costs related to MIST II in 2006, for which enrollment began in January 2006; (ii) approximately $1.3 million of increased costs related to CLOSURE I in 2006; (iii) approximately $1.1 million of increased technology license and product development costs in 2006 related to future generation implant technologies; (iv) increased headcount and related personnel costs of approximately $831,000 in 2006, of which $188,000 resulted from non-cash share-based compensation expense pursuant to the new accounting rules, effective January 1, 2006, prescribed by SFAS No. 123R and (v) approximately $750,000 in research and development expenses related to MIST III. These increased research and development expenses were partially offset by (i) decreased costs of our MIST study, which decreased by approximately $2.2 million for the year ended December 31, 2006 compared with the same period of 2005; and (ii) decreased costs of our BEST study of approximately $525,000 from 2005 to 2006.

General and Administrative. General and administrative expenses increased approximately $700,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Contributing to the increase were increased personnel and recruitment costs of approximately $350,000. In addition, general and administrative expenses for the year ended December 31, 2006 included $519,000 of non-cash share-based compensation expense pursuant to SFAS 123R. For the year ended December 31, 2005, general and administrative expenses included share-based compensation of approximately $257,000 related to our 2001 stock option re-pricing.

Selling and Marketing. Selling and marketing costs increased approximately $2.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in selling and marketing expense was primarily the result of an increase in sales incentive compensation and personnel and related costs, primarily in Europe, as well as incremental costs associated with participation in scientific symposia.

Net Gain from Settlement of Litigation. On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. The cash payment was shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash, cash equivalents, marketable securities and restricted cash	$30,974	$41,450	$31,506
Net cash (used in) provided by operating activities	(11,148)	8,174	(5,108)
Net cash provided by (used in) investing activities	9,242	(12,046)	4,277
Net cash provided by financing activities	604	1,768	1,883

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2007 totaled approximately $11.1 million and consisted of a net loss of approximately $9.1 million. Net loss in 2007 included non-cash charges of approximately $585,000. Working capital requirements also decreased by approximately $2.6 million.

The non-cash charges of approximately $585,000 during the year ended December 31, 2007 consisted of share-based compensation expense and depreciation of property and equipment, offset partially by accretion of bond discount on marketable debt securities.

The primary elements of the $2.6 million net decrease in working capital requirements during the year ended December 31, 2007 consisted of a $1.7 million decrease in liabilities related to our clinical trials and a $565,000 decrease in payroll related liabilities, primarily for bonuses and the contribution to our 401(k) plan.

Net cash provided by operating activities for 2006 totaled approximately $8.2 million and was comprised of (a) net income of approximately $5.9 million (b) net changes in components of working capital of approximately $1.6 million and (c) various non-cash charges to operations of approximately $690,000.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities of approximately $9.2 million during the year ended December 31, 2007 consisted primarily of approximately $38.1 million of proceeds from maturities of marketable securities, offset by approximately $28.4 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development, and general and administrative activities totaled approximately $367,000 during the year ended December 31, 2007 compared to approximately $566,000 in 2006. This compared to approximately $12.0 million used in operations in 2006, which consisted primarily of approximately $49.3 million of purchases of marketable securities offset by approximately $37.9 million of proceeds from maturities of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $604,000 for the year ended December 31, 2007 and $1.8 million for the year ended December 31, 2006. For both periods, net cash from financing activities includes proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan. For the year ended December 31, 2006, financing activities also reflected excess tax benefits from share-based compensation of $583,000.

Primarily as a result of the anticipated ongoing costs of CLOSURE I and other research and product development programs, we currently expect to incur annual operating losses at least through 2009. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $22.0 to $24.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $17.4 million was incurred through 2007 and we currently expect to incur approximately $3.0 million in 2008.

Capital expenditures are projected to total approximately $1.0 million during 2008, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $31.0 million at December 31, 2007 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009.

We may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we filed a shelf registration statement on Form S-3 with the SEC and that will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not currently have any line of credit arrangements.

CONTRACTUAL OBLIGATIONS

Clinical Trials

During 2007, we incurred costs for five significant clinical trials at various stages of completion. In connection with these trials, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Under certain agreements, we have the right to terminate, in which case the remaining obligations would be limited to costs incurred as of that date. Including the internal costs of our clinical department and the manufacturing costs of products used, the following table provides, by trial, our current estimate of total costs to be incurred, actual cumulative costs through fiscal 2007, our current estimates of 2008 costs and the remaining costs estimated to be incurred subsequent to 2008. The estimated total costs, as well as the timing and amounts of estimated future costs, are dependent upon a variety of factors, including the timing of patient enrollment and patient monitoring and, in the case of new clinical trials, the finalization of various third party contracts. Of the total costs incurred through 2007, approximately $2.4 million was included in accrued expenses at December 31, 2007.

	Inception of Enrollment	Current Projected Total Costs of Clinical Trial	Costs Incurred Through 2007	Projected Cost To Be Incurred 2008	Projected Cost To Be Incurred After 2008	Projected Trial Completion / Regulatory Filing
		(In millions of dollars)
CLOSURE I	2003	22.0 – 24.0	17.4	3.0	1.7 – 3.7	To be determined
BEST	2005	1.4	1.4	—	—	Completed
MIST	2005	4.9	4.9	—	—	Completed
MIST II	2007	—	3.9	—	—	Not applicable
MIST III	2006	1.0	0.9	0.1	—	2008

Totals		$29.3 – 31.3	$28.5	$3.1	$1.7 – 3.7

Royalty and License Agreements

We are party to various royalty agreements under which we are obligated to pay royalties: (i) to CMCC on commercial sales of our CardioSEAL®, STARFlex® and BioSTAR® product sales; (ii) to the estate of the original inventor of certain vena cava filter products on sales of those products by Bard; (iii) to Dr. Lloyd Marks; and (iv) to Organogenesis, Inc. on sales of BioSTAR®. Royalty expenses in 2007 totaled approximately $5.1 million.

Operating Leases

Substantially all of our operating leases relate to our Boston, Massachusetts manufacturing, research and development and administrative offices. The facility leases, which expire in September 2010, include one five-year renewal option, subject to acceptance by the landlord upon exercise by us.

The following table summarizes our estimated minimum future operating lease contractual commitments at December 31, 2007:

	Payments Due By Period
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$2,389,861	$862,877	$1,526,984	—	—

OFF-BALANCE SHEET FINANCING

During the year ended December 31, 2007, we have not engaged in any off-balance sheet activities, including the use of structured finance or specific purpose entities.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2, which defers the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact, if any, that SFAS 157 will have on our operating results and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115”, or SFAS 159. The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not made an election under SFAS 159 for any of our presently held financial instruments or certain other items.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 revised 2007, “Business Combinations”, or SFAS 141R, and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2009. Early adoption is not permitted. We are evaluating the impact, if any, SFAS 141R and SFAS 160 will have on our operating results and financial position.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007 and 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments.” Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and U.S. Government agency and corporate debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears on page 42 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NMT Medical, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of NMT Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an Interpretation of Financial Accounting Standards Board Statement No. 109.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 11, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2008 Annual Meeting of Stockholders to be held on June 18, 2008. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2008 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2008 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2008 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2008 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                  INDEPENDENCE

The information required under this item is incorporated by reference to the section entitled “Certain Transactions” in our 2008 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our 2008 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of NMT Medical, Inc. and Subsidiaries:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

Dated: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN E. AHERN John E. Ahern	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ RICHARD E. DAVIS Richard E. Davis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008

/s/ JAMES J. MAHONEY, JR. James J. Mahoney, Jr.	Chairman of the Board	March 12, 2008

/s/ CHERYL L. CLARKSON Cheryl L. Clarkson	Director	March 12, 2008

/s/ DANIEL F. HANLEY Daniel F. Hanley, M.D.	Director	March 12, 2008

/s/ JAMES E. LOCK James E. Lock, M.D.	Director	March 12, 2008

/s/ FRANCIS J. MARTIN Francis J. Martin	Director	March 12, 2008

/s/ DAVID L. WEST David L. West, Ph.D., M.P.H.	Director	March 12, 2008

Appendix A

NMT MEDICAL, INC. AND SUBSIDIARIES

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NMT Medical, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of NMT Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of Financial Accounting Standards Board Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NMT Medical, Inc.:

We have audited the accompanying consolidated balance sheet of NMT Medical, Inc. (a Delaware corporation) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMT Medical, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 9, 2007

N MT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31, 2007	At December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,984,383	$8,285,561
Marketable securities	23,989,995	33,163,998
Accounts receivable, net of allowances of $161,341 in 2007 and $282,468 in 2006	3,046,308	2,729,188
Inventories	2,071,534	1,909,236
Prepaid expenses and other current assets	3,407,084	4,055,627

Total current assets	39,499,304	50,143,610

Property and equipment, at cost:
Laboratory and computer equipment	3,393,215	3,830,430
Leasehold improvements	1,302,649	1,307,563
Office furniture and equipment	583,038	1,028,397

	5,278,902	6,166,390
Less accumulated depreciation and amortization	4,175,357	5,127,063

Total property and equipment, net	1,103,545	1,039,327

Total Assets	$40,602,849	$51,182,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,456,316	$2,284,347
Accrued expenses	6,221,427	8,999,151

Total current liabilities	8,677,743	11,283,498

Long-term liabilities	$352,185	$—

Commitments and contingencies (Notes 7 and 15)

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	—	—
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued—13,012,142 shares in 2007 and 12,901,310 shares in 2006	13,012	12,901
Additional paid-in capital	51,645,489	50,870,411
Treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(19,969,853)	(10,867,401)
Accumulated other comprehensive income	3,873	3,128

Total stockholders’ equity	31,572,921	39,899,439

Total Liabilities and Stockholders’ Equity	$40,602,849	$51,182,937

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$19,854,658	$22,135,286	$19,313,103
Net royalty income	6,900,467	6,016,044	4,603,058

Total revenues	26,755,125	28,151,330	23,916,161

Costs and expenses:
Cost of product sales	5,409,180	5,938,575	5,469,722
Research and development	15,407,153	15,454,948	12,745,721
General and administrative	7,987,917	8,680,671	7,982,670
Selling and marketing	9,093,349	8,703,728	6,340,085

Total costs and expenses	37,897,599	38,777,922	32,538,198

Net gain from settlement of litigation	—	15,183,894	—

(Loss) income from operations	(11,142,474)	4,557,302	(8,622,037)

Other income (expense):
Currency transaction gain (loss)	87,952	14,468	(122,387)
Interest income	1,830,191	1,816,239	861,481

Total other income, net	1,918,143	1,830,707	739,094

(Loss) income before income taxes	(9,224,331)	6,388,009	(7,882,943)
Income tax (benefit) provision	(121,879)	502,000	—

(Loss) income from continuing operations	(9,102,452)	5,886,009	(7,882,943)
Income from discontinued operations	—	—	90,687

Net (loss) income	$(9,102,452)	$5,886,009	$(7,792,256)

Basic net (loss) earnings per common share:
Continuing operations	$(0.70)	$0.46	$(0.64)
Discontinued operations	—	—	0.01

Net (loss) income	$(0.70)	$0.46	$(0.63)

Diluted net (loss) earnings per common share:
Continuing operations	$(0.70)	$0.43	$(0.64)
Discontinued operations	—	—	0.01

Net (loss) income	$(0.70)	$0.43	$(0.63)

Weighted average common shares outstanding:
Basic	12,926,020	12,745,601	12,332,001

Diluted	12,926,020	13,597,080	12,332,001

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock			Treasury Stock
	Number of Shares	$0.001 Per Value	Additional Paid-in Capital	Number of Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2005	12,176,183	12,176	46,093,075	(40,000)	(119,600)	(8,961,154)	(152,596)	36,871,901	$—
Common stock issued under the employee stock purchase plan	49,332	49	222,037	—	—	—	—	222,086	—
Exercise of common stock options and warrants	410,317	411	1,660,478	—	—	—	—	1,660,889	—
Share-based compensation	—	—	257,188	—	—	—	—	257,188	—
Unrealized gain on marketable securities	—	—	—	—	—	—	99,762	99,762	99,762
Net loss	—	—	—	—	—	(7,792,256)	—	(7,792,256)	(7,792,256)

Net comprehensive loss									$(7,692,494)

Balance, December 31, 2005	12,635,832	$12,636	$48,232,778	(40,000)	$(119,600)	$(16,753,410)	$(52,834)	$31,319,570
Common stock issued under the employee stock purchase plan	29,806	29	332,595	—	—	—	—	332,624	—
Exercise of common stock options	235,672	236	851,809	—	—	—	—	852,045	—
Share-based compensation	—	—	870,229	—	—	—	—	870,229	—
Unrealized gain on marketable securities	—	—	—	—	—	—	55,962	55,962	55,962
Tax benefit on stock option exercises	—	—	583,000	—	—	—	—	583,000	—
Net income	—	—	—	—	—	5,886,009	—	5,886,009	5,886,009

Net comprehensive income									$5,941,971

Balance, December 31, 2006	12,901,310	$12,901	$50,870,411	(40,000)	$(119,600)	$(10,867,401)	$3,128	$39,899,439
Common stock issued under the employee stock purchase plan	35,808	36	307,314	—	—	—	—	307,350	—
Exercise of common stock options	75,024	75	296,958	—	—	—	—	297,033	—
Share-based compensation	—	—	716,846	—	—	—	—	716,846	—
Unrealized gain on marketable securities	—	—	—	—	—	—	745	745	745
Change in estimated tax benefit from stock option exercises	—	—	(546,040)	—	—	—	—	(546,040)	—
Net loss	—	—	—	—	—	(9,102,452)	—	(9,102,452)	(9,102,452)

Net comprehensive income									$(9,101,707)

Balance, December 31, 2007	13,012,142	$13,012	$51,645,489	(40,000)	$(119,600)	$(19,969,853)	$3,873	$31,572,921

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(9,102,452)	$5,886,009	$(7,792,256)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities-
Depreciation and amortization	302,571	331,006	314,867
(Accretion) amortization of bond (discount) premium	(434,244)	(511,142)	447,861
Share-based compensation expense	716,846	870,229	257,188
Change in estimated tax benefit from stock option exercises	(546,040)	—	—
Change in assets and liabilities-
Accounts receivable	(317,120)	117,496	(1,070,079)
Inventories	(162,298)	(182,936)	796,762
Prepaid expenses and other current assets	648,543	(450,087)	(800,986)
Accounts payable	171,969	(370,052)	972,127
Accrued expenses and long-term liabilities	(2,425,539)	2,483,342	2,181,223
Discontinued operations liabilities	—	—	(414,954)

Net cash (used in) provided by operating activities	(11,147,764)	8,173,865	(5,108,247)

Cash flows from investing activities:
Purchases of property and equipment	(366,789)	(565,564)	(329,275)
Purchases of marketable securities	(28,441,008)	(49,330,548)	(16,685,722)
Maturities of marketable securities	38,050,000	37,850,000	20,170,000
Restricted cash	—	—	1,122,200

Net cash provided by (used in) investing activities	9,242,203	(12,046,112)	4,277,203

Cash flows from financing activities:
Proceeds from exercise of common stock options	297,033	852,045	1,660,889
Proceeds from issuance of common stock under the employee stock purchase plan	307,350	332,624	222,086
Excess tax benefits from share-based compensation	—	583,000	—

Net cash provided by financing activities	604,383	1,767,669	1,882,975

Net (decrease) increase in cash and cash equivalents	(1,301,178)	(2,104,578)	1,051,931
Cash and cash equivalents, beginning of period	8,285,561	10,390,139	9,338,208

Cash and cash equivalents, end of period	$6,984,383	$8,285,561	$10,390,139

Supplemental cash flow information:
Cash paid for income taxes	$17,747	$50,000	$—

See accompanying notes.

N MT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) OPERATIONS

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as stroke, transient ischemic attacks, or TIA and migraine headaches. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 27,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

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

In accordance with Financial Accounting Standards Board (FASB) Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, we have classified our marketable securities as available-for-sale. Available-for-sale securities represent those securities that do not meet the definition of held-to-maturity and are not actively traded. In accordance with SFAS 115, these securities are reported at fair market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. We record the amortization of premium and accretion of discounts on marketable debt securities in the consolidated statement of operations.

The estimated fair value of marketable securities is determined based on quoted market prices or rates for the same or similar instruments. The estimated fair value and amortized cost of our marketable securities are as follows:

	At December 31,
	2007		2006
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Corporate bonds	$14,039,535	$14,037,432	$19,807,998	$19,805,628
Government agency securities	—	—	4,760,775	4,759,736
Commercial Paper	8,949,220	8,948,122	5,394,654	5,394,889
Certificates of Deposit	1,001,240	1,000,568	3,200,571	3,200,617

	$23,989,995	$23,986,122	$33,163,998	$33,160,870

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Maturities of marketable securities classified as available-for-sale by contractual maturity are shown below:

	December 31,
	2007	2006
Due within one year	$21,993,005	$31,980,570
Due in 1-2 years	1,996,990	1,183,428

	$23,989,995	$33,163,998

At December 31, 2007 there were $10,207 of gross unrealized gains and $6,334 of gross unrealized losses on marketable securities. The aggregate fair value of marketable securities with unrealized gains at December 31, 2007 was approximately $17.6 million. We have no other-than-temporary impairments at this time. These corporate bonds are all highly rated investments. At December 31, 2006 there were $11,054 of gross unrealized losses and $7,926 of gross unrealized gains on marketable securities. There were no realized gains or losses on marketable securities in each of the three years in the period ended December 31, 2007.

Accrued interest of $238,000 and $396,000 were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At December 31,
	2007	2006
Raw materials	$750,389	$773,704
Work-in-process	109,058	229,808
Finished goods	1,212,087	905,724

	$2,071,534	$1,909,236

Finished goods are comprised of materials, labor and manufacturing overhead.

The Company records abnormal amounts of idle facility expenses as current-period charges in accordance with FASB Statement No. 151, “Inventory Costs,” or SFAS 151. The Company allocates fixed production overheads to the costs of production based on the normal capacity of the production facilities. Management judgment is required in the determination of a range of normal capacity levels, which directly affects the allocation of fixed manufacturing overhead costs between inventory costs and period expense. Idle capacity costs charged directly to cost of product sales during 2005 totaled approximately $800,000. In 2006 and 2007, production levels approximated normal capacity levels and no idle capacity costs were charged to cost of product sales.

The Company establishes inventory reserves when management believes that inventory on-hand may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for its products and market conditions. When recorded, excess or obsolete inventory reserves are recorded as adjustments to the carrying value of inventory. As such, inventory is recorded at its net realizable value.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(e) Financial Instruments

Our financial instruments consist of cash and cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2007 and 2006, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. We do not have any derivatives as defined by FASB Statement No. 133, “Accounting for Derivative and Hedging Instruments.”

(f) Concentration of Credit Risk and Significant Customers

Financial instruments that subject us to potential credit risk consist primarily of trade accounts receivable with customers in the health care industry. We perform ongoing credit evaluations of our customers’ financial condition, but do not require collateral. We continuously monitor collections from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. Historically, we have not experienced significant losses related to our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not engaged in off-balance sheet activities, including the use of structured finance or special purpose entities.

No customer accounted for greater than 10% of product sales in any of the three years ended December 31, 2007.

At December 31, 2007, 44.1% of gross accounts receivable represented accounts denominated in foreign currencies that were translated at year-end exchange rates. For the years ended December 31, 2007, 2006 and 2005, product sales to customers outside North America accounted for 28.6%, 12.8% and 16.7% of total product sales, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. We periodically review long-lived assets for impairments whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Based on management’s assessment, no impairment of long-lived assets existed as of December 31, 2007 or 2006.

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

Depreciation and amortization expense was $303,000, $331,000 and $315,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Maintenance and repairs are charged to expense when incurred. Additions and improvements are capitalized.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(i) Revenue Recognition

In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin, or SAB, No. 104, we record product sales upon transfer of title to the customer, provided that there is persuasive evidence of an arrangement, there are no significant post-delivery obligations and the sales price is fixed or determinable and collection of the sales price is reasonably assured. Products sold to our distributors are not subject to a right of return for unsold product. Royalty income is recognized as earned, net of related royalty obligations to third parties.

We also maintain a provision for estimated sales returns and allowances on product sales. The reserve is based on management’s assessment of historical sales returns and other known factors.

(j) Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is presented in conformity with FASB Statement No. 128, “Earnings per Share,” or SFAS 128, for all periods presented. In accordance with SFAS 128, basic net income (loss) per share was determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income per share was determined by dividing net income by the weighted average common shares outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive. We incurred net losses for the years ended December 31, 2007 and 2005, accordingly, none of our outstanding options and warrants was dilutive. For the year ended December 31, 2006 in which we incurred net income, 851,000 shares were included in the diluted earnings per share calculation. Options to purchase a total of 1,068,124, 241,750 and 1,739,509 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, as they were anti-dilutive.

(k) Share-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or APB Opinion No. 25. Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) Share Based Payment, or SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(l) Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. Foreign currency transaction gains or losses are reflected in the consolidated statements of operations. We had foreign currency transaction gains (losses) of approximately $88,000, $14,000 and $(122,000) for the years ended December 31, 2007, 2006 and 2005, respectively. Foreign currency transaction gains and losses result from differences in exchange rates between the functional currency and the currency in which a transaction is denominated and are included in the consolidated statement of operations in the period in which the exchange rate changes.

(m) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) consists entirely of unrealized gains and losses on marketable securities.

(n) Income Taxes

A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the tax rates expected to be in effect when these differences reverse. Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48.

(o) Guarantees and Indemnifications

We recognize liabilities for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, or FIN 45. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.

(p) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2, which defers the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact, if any, that SFAS 157 will have on our operating results and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115”, or SFAS 159. The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not made an election under SFAS 159 for any of our presently held financial instruments or certain other items.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2009. Early adoption is not permitted. We are evaluating the impact, if any, SFAS 141R and SFAS 160 will have on our operating results and financial position.

(q) 401(k) Plan

We offer a savings plan to eligible employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, subject to certain limitations. There was no employer match for the year ended December 31, 2007. The Board of Directors approved a 401(k) employer match for the years ended December 31, 2006 and 2005 in the amount of $149,000 and $120,000, respectively.

(r) Segment Reporting

We operate our business as one segment.

(s) Expenses Associated with Clinical Trials

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

Total expenses for our clinical trials were approximately $6.0 million, $8.2 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. This included direct advertising costs of approximately $200,000, $52,000 and $2,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

(3) DISCONTINUED OPERATIONS

On July 6, 2005, we settled a French tax claim related to our former neurosciences business unit, which was sold in 2002 to Integra LifeSciences Holding Corporation, or Integra. Pursuant to an indemnification agreement, we paid $324,267 to Integra, which amount was net of a previous deposit payment of approximately $60,000. In connection with this settlement, we recorded income from discontinued operations of $90,687 for the year ended December 31, 2005.

(4) INCOME TAXES

The (benefit) provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	For the Years Ended December 31,
	2007	2006	2005
Foreign—current	$7,950	$—	$—
Federal—current	(382,612)	746,000	(92,000)
State—current	8,783	—	—

	(365,879)	746,000	(92,000)

Foreign—deferred	—	—	—
Federal—deferred	244,000	(244,000)	92,000
State—deferred	—	—	—

	244,000	(244,000)	92,000

	$(121,879)	$502,000	$—

We have U.S. net tax operating loss carryforwards of approximately $4.5 million and tax credit carryforwards of approximately $3.4 million that are available to reduce federal and state tax liabilities in future periods, if any. These carryforwards expire on various dates through 2027. We also have U.S. net tax operating losses of approximately $4.4 million that relate to excess stock option benefits. If and when these net operating losses are realized, the benefit will credit additional paid-in capital.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the current deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating losses	$1,743,830	$—
Tax credit carryforwards	3,377,066	1,632,000
Timing differences, including reserves, accruals and write-offs	922,473	1,128,000

	6,043,369	2,760,000
Less—Valuation allowance	(6,043,369)	(2,516,000)

Net deferred tax asset	$—	$244,000

We have provided a valuation allowance for our gross deferred tax asset due to the uncertainty regarding the ability to realize the assets.

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate (benefit)	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	—	—	—
Change in valuation allowance/utilization of net operating loss and tax credit carryforwards	31.2	(31.4)	35.5
Tax reserve	1.3	—	—
Other	0.2	5.3	(1.5)

	(1.3)%	7.9%	—%

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48. The adoption of FIN 48 did not result in any adjustment to the financial statements at January 1, 2007.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$—
Increases related to tax positions taken during a prior period	105,883
Increases related to tax positions taken during the current period	52,046

Balance at December 31, 2007	$157,929

Our unrecognized tax benefits at December 31, 2007 relate to various tax jurisdictions. The increase in liabilities for unrecognized tax benefits of $157,929 during 2007 is primarily due to the impact of the closure of a foreign tax audit and the Company’s evaluation of whether, and the extent to which, additional taxes will be due. If these unrecognized benefits of $157,929 at December 31, 2007 were recognized, they would decrease our annual effective tax rate. We also recorded a liability for potential interest in the amount of $15,219. The unrecognized tax benefit and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We file U. S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2007 tax years remain subject to examination by federal authorities and the 2004 through 2007 tax years remain subject to examination by their respective tax authorities.

(5) NET ROYALTY INCOME

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc., or Bard, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Royalty income has been reported in the accompanying consolidated statements of operations net of related royalty obligations to third parties. Net royalty income totaled approximately $6.9 million, $6.0 million and $4.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Beginning in 2008, the royalty rate we receive from Bard will decrease substantially from its current rate, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. This will result in a net royalty expense that will be reflected in general and administrative expenses.

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

On March 24, 2006, we entered into a Settlement and Mutual General Release Agreement with AGA. AGA agreed to make a cash payment of $30.0 million and was granted a nonexclusive sublicense to the patent involved in the litigation. On April 12, 2006, we received the entire cash payment from the settlement totaling

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$30.0 million which was shared equally, after deduction of our legal fees and expenses, with the inventor of the patent, Dr. Lloyd Marks. All parties agreed to have the case dismissed with prejudice and also agreed to a general release of any and all claims.

(7) COMMITMENTS

(a) Operating Leases

We have operating leases for (i) office and laboratory space aggregating approximately 35,000 square feet; and (ii) office equipment and motor vehicle leases expiring through 2009. The office leases require payment of a pro rata share of common area maintenance expenses and real estate taxes in excess of base year amounts. In November 2005, we entered into an amendment to our office lease agreement, which extended the term by four years through September 2010, and included certain incentives, including one month of free rent during 2006 and reimbursement for tenant improvements up to a maximum of $248,000. The effects of the variable rent disbursements have been expensed on a straight line basis over the life of the lease. The office lease amendment also provides for one five year renewal option subject to approval by the landlord.

Future minimum rental payments due under operating lease agreements at December 31, 2007 are approximately as follows:

Years Ending December 31,
2008	$862,877
2009	904,381
2010	622,603
2011	—
2012	—

$2,389,861

Rent expense for the years ended December 31, 2007, 2006 and 2005 totaled $968,000, $983,000 and $981,000, respectively.

(b) Royalties and Licensed Technology

We have entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, we have agreed to pay royalties to a former employee and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor.

Royalty expense under royalty agreements was $5,107,000, $4,417,000 and $3,610,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $2,300,000, $2,028,000 and $1,565,000 of these royalties were included as a reduction of related royalty income earned from third parties for the years ended December 31, 2007, 2006 and 2005, respectively. The remaining amount of royalty expense is reflected within cost of product sales and research and development expenses.

(c) Employment Agreements

We have employment agreements with our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, through June 2009 and December 2008, respectively. In the event of termination without cause, as defined therein, these employment agreements provide up to one year’s continued salary as then in effect, in addition to

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

any earned incentive compensation, and, in the case of the CEO, continued health insurance coverage for eighteen months. Upon consummation of a change in control of the Company, as defined, these executives would be entitled to a cash payment equal to a percentage of the total deal consideration paid by an acquirer. This percentage would range from 1.0% to 4.2% for our CEO and from 0.25% to 1.0% for our CFO.

(d) Clinical Trials

We have commitments to third parties in excess of amounts accrued. While these commitments are not significant, we expect to spend significant amounts in our clinical trials.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $22 to $24 million through completion of the trial and submission to the FDA. Of this total, approximately $17.4 million was incurred through 2007, and approximately $3.6 million was incurred during 2007. We currently project 2008 costs to approximate $3.0 million. Currently there are approximately 800 patients enrolled. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Enrollment is expected to be completed during the second quarter of 2008. The original CLOSURE I statistical plan required an enrollment of 1,600 patients.

BEST

In June 2005, we received approval in the United Kingdom for our BioSTAR® Evaluation STudy, or BEST, a multi-center study designed to evaluate our new BioSTAR® PFO closure technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR®, our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment was initiated in July 2005 and completed during the fourth quarter of 2005. The goal of our BEST study was to secure European commercial approval for our novel BioSTAR® technology through the Conformité Europeene, or CE Mark, process. The approval was received in June 2007. We also received the HPB approval for Canada in June 2007. Total costs of this study, including third party contracts and agreements with clinical sites and other service providers, were $1.4 million.

MIST

In November 2004, we received approval in the United Kingdom for the MIST study, the first prospective, randomized, double-blinded study to evaluate the effectiveness of transcatheter closure of a PFO, using our proprietary STARFlex® septal repair technology, in the treatment and prevention of migraine headaches. MIST is a multi-center study involving approximately 16 centers, with an enrollment of 147 migraine patients with aura,

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

who have a PFO and who were randomized to either PFO closure with the STARFlex® implant or a control arm. The study was designed by a scientific advisory board comprised of some of the top European and North American migraine specialists and interventional cardiologists. The MIST study’s patient recruitment process was supported by the Migraine Action Association (MAA), a migraine headache advocacy group representing more than 12,000 members in the United Kingdom. Total costs of this trial, including third party contracts and agreements with clinical sites and other service providers, were approximately $4.9 million. Of this total, approximately $300,000 was incurred during 2007.

MIST II

In September 2005, we received conditional approval from the FDA for an IDE to initiate enrollment in our pivotal PFO/migraine clinical study, named MIST II. MIST II was initially designed to be a prospective, randomized, multi-center, controlled study. In August 2006, utilizing data from our MIST and BEST (BioSTAR® Evaluation STudy) trials, we received conditional approval from the FDA for modifications we requested to the IDE. These changes included adjustment to the primary endpoint for the study from resolution to reduction of migraine headaches and an upgrade to the implant used in the study from STARFlex® to our new bioabsorbable BioSTAR®. MIST II was a double-blinded trial designed to randomize approximately 600 migraine patients with a PFO to either structural heart repair with our BioSTAR® technology or a control arm.

In January 2008, we announced that we were closing down this clinical study in order to focus our resources on the PFO/stroke opportunity. When we announced the decision, we ceased patient enrollment in MIST II, which was being conducted at 20 centers in the U.S. Due to strict enrollment requirements, MIST II had little likelihood of being completed in a reasonable timeframe. More than 1,400 patients had been screened for enrollment in the trial, but only two patients met the requirements to be randomized. Closing down this trial is expected to reduce costs by approximately $14 million over the next two to three years. Through the end of 2007, $3.9 million was incurred, of which $1.9 million was incurred during 2007.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.0 million. Of this total, approximately $900,000 was incurred through 2007. We currently estimate 2008 costs to be approximately $100,000.

(e) Guarantees and Indemnifications

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

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

(b) Rights Agreement

In June 1999, our Board of Directors adopted a stockholder rights plan, or Rights Plan. The Rights Plan is intended to protect our stockholders from unfair or coercive takeover practices. In accordance with the Rights Plan, our Board of Directors declared a dividend distribution of one purchase right, or a Right, for each share of common stock outstanding to our stockholders of record on June 10, 1999. Each share of common stock newly issued after that date also carries with it one Right. Subject to the conditions contained in the Rights Plan, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of Series A at an initial purchase price of $20, as adjusted from time to time for certain events. The Rights become exercisable (a “Triggering Event”) ten (10) business days after the earlier of our announcement that a person or group has acquired beneficial ownership of 15% or more (each, a “Triggering Holder”) of our common stock or an announcement of a tender or exchange offer which would result in a person or group acquiring 15% or more of our common stock; in either case, our Board of Directors can extend this ten-day period. At such time, if we have not redeemed or exchanged the Rights, each holder of a Right (other than the Triggering Holder) will have the right to receive, upon payment of the then current purchase price of the Right, and in lieu of one one-thousandth (1/1000th) of a Series A share, the number of shares of our common stock that equals the result obtained by dividing the then current purchase price of the Right by 50% of the then current market price per share of our common stock. In the event that the number of shares of our common stock then currently authorized, but not outstanding or reserved for issuance for purposes other than the exercise of the Rights, are not sufficient to permit the exercise in full of the Rights, we will either (i) reduce the purchase price of the Right accordingly; or (ii) make other substitute provisions of equivalent value as specified in the Rights Plan. If, at any time following the Triggering Event, we are acquired in a merger or other business combination transaction in which we are not the surviving corporation or more than 50% of our assets or earning power is sold to a person or group, each holder of a Right shall thereafter have the right to receive, upon purchase of each Right, that number of shares of common stock of the acquiring company equal to the result obtained by dividing the then current exercise price of the Right by 50% of the then current market price per share of the acquirer’s common stock.

The Rights expire on June 9, 2009. We may redeem the Rights for $.001 per Right at any time prior to the Rights becoming exercisable, or June 9, 2009. There are no Rights outstanding as of December 31, 2007.

(9) STOCK OPTIONS

Our 1996 Stock Option Plan, 1998 Stock Incentive Plan, 2001 Stock Incentive Plan and 2007 Stock Incentive Plan, or collectively, the Plans, generally provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to our eligible employees, officers, directors, consultants and advisors. The Joint Compensation and Options Committee of our Board of Directors administers the Plans, subject to the terms and conditions of the respective Plans. Options granted generally vest in equal

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

annual installments over a four-year period from the date of grant. At December 31, 2007 there were 1,731,807 options outstanding and 550,770 options available for grant under the 1998, 2001 and 2007 Plans. There can be no additional grants under the 1996 Plan as this plan has expired.

Our 1996 Stock Option Plan for Non-Employee Directors, or Directors Plan, provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our directors who are not our employees and who do not otherwise receive compensation from us. Under the terms of the Directors Plan, as amended, each new non-employee director not otherwise compensated by us receives an initial grant of options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director’s re-election to the Board at our annual meeting of stockholders, there is an additional grant of options to purchase 5,000 shares of common stock that fully vests six months after the date of grant. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of common stock if such director served as a chairperson of such committee or (ii) 1,000 shares of common stock if such director did not serve as chairperson of such committee. At December 31, 2007 there were 199,300 options outstanding under the Directors Plan. There can be no additional grants under this plan, as this plan has expired.

On March 1, 2001, our Board of Directors authorized an offer for employees to exchange certain Plan options outstanding. Under this exchange offer, certain employees elected to have a total of 322,521 existing options cancelled in exchange for 131,558 new options. The new options were granted at $2.19 per share, which was the fair market value of the common stock as of the date of grant. These options were subject to variable accounting as defined in FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”. In addition, we granted 83,450 additional options to employees who participated in the option exchange program, which were subject to variable accounting under FIN 44. We followed the provisions of FIN 44 and revalued to market the re-priced options, through the date of exercise, cancellation or expiration, at each reporting date, over the four-year vesting period which ended in April 2005. Compensation expense, included in general and administrative expense, related to the re-priced options was $257,000 for the year ended December 31, 2005. As these options were fully vested on the date of adoption of SFAS123R, no further compensation has been recorded in 2006 or 2007 for these awards.

All unexercised options expire ten years from date of grant.

(10) SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective application method. Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors prior to the adoption of SFAS No. 123R.

Under the modified prospective approach, SFAS 123R applies to new awards issued on or after January 1, 2006 as well as awards that were outstanding as of December 31, 2005, including those that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, we utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS 123R. We recorded $717,000 and $870,000 of compensation expense in the years ended December 31, 2007 and 2006, respectively, for share-based payment awards made to our employees and directors consisting of stock options issued based on the

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

estimated fair values. Of these amounts, for the year ended December 31, 2007, $387,000 was recorded as part of general and administrative expenses, $166,000 was included in research and development expenses, $128,000 was included in selling and marketing and $36,000 was included in cost of product sales. For the year ended December 31, 2006, $519,000 was recorded as part of general and administrative expenses, $188,000 was included in research and development expenses, $134,000 was included in selling and marketing and $29,000 was included in cost of product sales.

At December 31, 2007, there was $1.7 million of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of fewer than four years.

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. We have recorded net losses in 2007 and 2005, and in 2006, if not for the net gain from settlement of litigation we would have also recorded a net loss. We have not recorded any benefits from tax deductions for years ended December 31, 2007 and 2006. In November 2005, the Company granted to employees 175,800 fully vested options with an exercise price of $16.34, the fair market value on the date of grant. Of the $2,731,788 pro forma share-based compensation expense for 2005 disclosed below, approximately $1,385,000 relates to these options. Had the Company granted these options with longer time-based vesting, the Company would have incurred significant share-based compensation expense in future years in accordance with SFAS 123R.

Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS 123R, with stock options expensed using the straight-line attribution method, our net loss and loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

2005
Net loss as reported (Under APB No. 25)	$(7,792,256)
Add: Share-based employee compensation included in net loss as reported	257,188
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,731,788)

Pro forma net loss	$(10,266,856)

Basic and Diluted net loss per common share:
As reported	$(0.63)

Pro forma	$(0.83)

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	2007	2006	2005
Expected life (years)	4	4	7
Expected stock price volatility	55% – 58%	58% – 63%	68% – 69%
Expected dividend yield	0	0	0
Risk-free interest rate	3.28% – 4.07%	4.27% – 5.23%	3.86% – 4.48%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

current plans to do so in the future. As required by SFAS 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted in 2007 and 2006 was based upon the exercise and forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period of four years. For options granted in 2005, we used the midpoint of the vesting period to the grant expiration, which ranged from four years to ten years, to obtain the expected life of seven years.

The following table summarizes a reconciliation of all stock option activity for the year ended December 31, 2007:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2007	1,519,883	$6.94
Granted	318,350	9.33
Exercised	75,024	4.00		$688
Cancelled	31,402	12.42

Options outstanding at December 31, 2007	1,731,807	7.41	6.32	$1,399

Options expected to vest at December 31, 2007	325,351	9.18	8.96	$67
Options exercisable at December 31, 2007	1,325,118	6.87	5.51	$1,315

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $9.25, $14.89 and $12.51, respectively, The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $688,000, $2.7 million and $3.1 million, respectively.

Net cash proceeds from the exercise of stock options were $297,033 and $852,045 for the years ended December 31, 2007 and 2006, respectively. We have not recorded any tax benefit from stock option exercises for the years ended December 31, 2007 and 2006.

The following table summarizes information about stock options at December 31, 2007:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$1.50 – 2.25	81,927	2.99	$1.92	81,927	$1.92
$2.26 – 3.50	305,787	5.38	3.17	275,383	3.14
$3.51 – 5.18	275,969	5.28	4.36	263,281	4.37
$5.19 – 7.80	475,699	5.23	6.67	398,632	6.63
$7.81 – 12.19	345,000	9.11	9.49	123,822	10.41
$12.20 – 15.92	36,900	9.00	14.81	6,379	10.91
$15.93 – 17.60	202,875	7.77	16.54	173,570	16.45
$17.61 – 23.10	7,650	8.09	20.05	2,124	20.17

$1.50 – 23.10	1,731,807	6.32	$7.41	1,325,118	$5.51

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

A total of 425,000 common shares have been reserved for issuance under the ESPP, as amended. At our 2006 annual meeting, our stockholders approved an amendment to our ESPP, as amended, to increase the number of shares of our common stock authorized for issuance from 275,000 to 425,000 shares. Employees purchased 35,808, 29,806 and 49,332 shares of common stock under the ESPP during the years ended December 31, 2007, 2006 and 2005, respectively. The average purchase prices for total ESPP shares acquired were $8.58, $11.16 and $4.50 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there were 105,439 shares available for issuance under the ESPP, as amended.

(11) RELATED PARTY TRANSACTIONS

Pursuant to the terms of an exclusive license agreement with Children’s Medical Center Corporation, or CMCC, we pay royalties on sales of our CardioSEAL®, STARFlex® and BioSTAR® products to CMCC. James E. Lock, M.D., a member of our Board of Directors and affiliated with CMCC, receives from CMCC a portion of these royalties.

(12) PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid expenses and other current assets consisted of the following:

	At December 31,
	2007	2006
Royalty receivable	$2,447,337	$1,880,819
Other	959,747	2,174,808

	$3,407,084	$4,055,627

Accrued expenses consisted of the following:

	At December 31,
	2007	2006
Clinical trials	$2,438,606	$4,135,710
Payroll and payroll related	706,427	1,264,429
Royalties	1,368,037	1,247,775
Professional Fees	361,296	648,431
Other accrued expenses	1,347,061	1,702,806

	$6,221,427	$8,999,151

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(13) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Revenues by destination country for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
United States	$21,084,910	$25,314,000	$20,583,000
Germany	1,365,913	312,000	905,000
United Kingdom	2,038,352	1,258,000	822,000
Other	2,265,950	1,267,330	1,606,161

	$26,755,125	$28,151,330	$23,916,161

Net book value of long-lived assets by geographic area at December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
United States	$1,099,527	$1,032,330	$793,556
Other	4,018	6,997	11,213

	$1,103,545	$1,039,327	$804,769

(14) VALUATION OF QUALIFYING ACCOUNTS

The following table sets forth the activity in our allowance for doubtful accounts and sales returns:

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning of period	$282,468	$369,984	$378,150
Provision for bad debt and sales returns adjustments	—	—	—
Write-offs and returns	(121,127)	(87,516)	(8,166)

Balance at end of period	$161,341	$282,468	$369,984

(15) LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgement in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. A trial on issues relating to the monetary damages suffered by us and CMCC is now scheduled to commence during the second quarter of 2008.

Other than as described above, we have no material pending legal proceedings.

(16) SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share amounts);

	For the Year ended 2007
	1st	2nd	3rd	4th
Total revenues	$6,834	$6,472	$6,408	$7,041
Total costs and expenses	7,804	9,641	10,196	10,256
Loss from operations	(970)	(3,169)	(3,788)	(3,215)
Net loss	(336)	(2,636)	(3,200)	(2,930)
Net loss per share:
Basic and diluted	$(0.03)	$(0.20)	$(0.25)	$(0.23)
	For the Year ended 2006
	1st	2nd	3rd	4th
Total revenues	$6,932	$7,101	$6,911	$7,208
Total costs and expenses	9,603	9,450	8,731	10,994
Net gain from settlement of litigation	15,209	(25)	—	—
Income (loss) from operations	12,823	(1,879)	(1,329)	(3,227)
Net income (loss)	12,823	(1,879)	(1,379)	(3,679)
Net income (loss) per share:
Basic	$1.02	$(0.15)	$(0.11)	$(0.29)
Diluted	$0.93	$(0.02)	$(0.01)	$0.29

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
Acquisition Agreements

2.1†	Asset Purchase Agreement, dated as of October 19, 2001, among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	2.1

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Registrant and Integra LifeSciences Corporation	8-K (000-21001)	8-14-2002	2.1

2.3	Agreement and Plan of Merger by and among the Registrant, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996	S-1 (333-06463)	6-20-1996	10.3

Certificate of Incorporation and By-Laws

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-5-1998	3.1

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-16-1999	3.1

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-Q (000-21001)	8-16-1999	3.2

3.4	Amended and Restated By-Laws of the Registrant	S-1 (333-06463)	6-20-1996	3.2

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-06463)	7-12-1996	4.1

4.2	Rights Agreement, dated as of June 7, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-K (000-21001)	6-8-1999	4.1

4.3	Amendment to Rights Agreement dated as of December 14, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	12-15-2006	1

Material Contracts—Equity Compensation Plans and Related Agreements

10.1#	1994 Stock Option Plan of the Registrant	S-1 (333-06463)	6-20-1996	10.28

10.2#	1996 Stock Option Plan of the Registrant, as amended	10-Q (000-21001)	8-5-1998	10.1

10.3#	1996 Stock Option Plan for Non-Employee Directors, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.3

10.4#	1998 Stock Incentive Plan of the Registrant	10-Q (000-21001)	8-5-1998	10.2

10.5#	2001 Stock Incentive Plan, as amended, of the Registrant	10-Q (000-21001)	8-10-2004	10.1

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
10.6#	2001 Employee Stock Purchase Plan, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.2

10.7#	Amendment, dated as of December 31, 2002, to Incentive Stock Option Agreement between the Registrant and John E. Ahern, dated as of September 21, 2000	10-K (000-21001)	3-20-2003	10.37

10.8#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and John E. Ahern, dated as of December 31, 2002	10-K (000-21001)	3-20-2003	10.34

10.9#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and Richard E. Davis, dated as of September 21, 2004	8-K (000-21001)	9-27-2004	99.1

10.10#	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan, as amended	10-Q (000-21001)	11-10-2004	10.1

10.11#	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.2

10.12#	Form of Incentive Stock Option Letter Agreement Granted Under 1996 Stock Option Plan	10-Q (000-21001)	11-10-2004	10.3

10.13#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 1996 Stock Option Plan for Non-Employee Directors, as amended	10-Q (000-21001)	11-10-2004	10.4

10.14#	2007 Stock Incentive Plan	8-K (000-21001)	6-26-2007	10.1

10.15#	Form of Incentive Stock Option Agreement Granted Under 2007 Stock Incentive Plan	8-K (000-21001)	6-26-2007	10.2

10.16#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 2007 Stock Option Plan	8-K (000-21001)	6-26-2007	10.3

10.17#	Restricted Stock Agreement Granted Under 2007 Stock Incentive Plan	10-Q (000-21001)	6-26-2007	10.4

Material Contracts—Registration Rights Agreements

10.18	Registration Rights Agreement between the Registrant and Fletcher Spaght, Inc., dated as of February 14, 1996	S-1 (333-06463)	6-20-1996	10.6

10.19	Amendment No. 1, dated as of July 1, 1998, to Registration Rights Agreement between the Registrant and Fletcher Spaght, Inc., dated as of February 14, 1996	10-K (000-21001)	4-15-1999	10.6.1

10.20	Form of Registration Rights Agreement between the Registrant and certain of its existing stockholders, dated as of February 14, 1996	S-1 (333-06463)	6-20-1996	10.26

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.
10.21	Registration Rights Agreement, dated as of March 30, 1999, among the Registrant and the individuals listed on Schedule A thereto	10-Q (000-21001)	5-17-1999	10.3

Material Contracts—Leases

10.22	Lease by and between the Registrant and the Trustees of Wormwood Realty, dated as of May 8, 1996	S-1 (333-06463)	6-20-1996	10.27

10.23	Amendment of Leases by and between the Registrant and Fort Point Place —VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of November 9, 2005	8-K (000-21001)	11-14-2005	10.1

Material Contracts—License and Technology Related Agreements

10.24†	License and Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of November 22, 1994	S-1/A (333-06463)	9-5-1996	10.9

10.25†	Technology Purchase Agreement by and between the Registrant and Morris Simon, M.D., dated as of April 14, 1987	S-1/A (333-06463)	9-5-1996	10.11

10.26	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995	S-1/A (333-06463)	7-12-1996	10.12

10.27	Stock Transfer Agreement between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.13

10.28†	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	8-13-1996	10.14

10.29	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.15

10.30	Assignment Agreement by and between the Registrant and The Beth Israel Hospital Association, dated as of June 30, 1994	S-1/A (333-06463)	7-12-1996	10.16

10.31†	Agreement by and between the Registrant and Lloyd A. Marks, dated as of April 15, 1996	S-1/A (333-06463)	8-13-1996	10.17

10.32	License Agreement, dated as of October 2000, by and between the Registrant and Children’s Medical Center Corporation	10-K (000-21001)	4-2-2001	10.66

10.33†	Royalty Agreement, dated as of October 19, 2001, by and among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	10.1

10.34†	Supply Agreement by and between the Registrant and Organogenesis Inc., dated as of March 30, 2005				*

Exhibit No.	Description	Incorporated by Reference to			Filed with this 10-K
		Form and SEC File No.	SEC Filing Date	Exhibit No.

Material Contracts—Employment Agreements and Compensation Arrangements

10.35†#	Third Amended and Restated Employment Agreement by and between the Registrant and John E. Ahern, dated as of October 18, 2007	10-Q (000-21001)	11-8-2007	10.1

10.36†#	Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	8-10-2004	10.2

10.37†#	Amendment No. 1, dated as of August 14, 2006, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	11-9-2006	10.1

10.38#	Revised Summary of Compensation Arrangement Applicable to the Registrant’s Non-Employee Directors				*

10.39#	Revised Summary of Compensation Arrangement Applicable to the Registrant’s Named Executive Officers				*

Additional Exhibits

14.1	Code of Business Conduct and Ethics of the Registrant	10-K (000-21001)	3-24-2004	14.1

21.1	Subsidiaries of the Registrant				*

23.1	Consent of Deloitte & Touche LLP				*

23.2	Consent of Ernst & Young LLP				*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.