Form 10-Q
period 2008-03-31
NMT MEDICAL INC
filed 2008-05-06
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of May 2, 2008, there were 13,007,767 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	At March 31, 2008	At December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,347,453	$6,984,383
Marketable securities	15,827,246	23,989,995
Accounts receivable, net of allowances of $150,000 in 2008 and $161,341 in 2007	3,404,536	3,046,308
Inventories	2,150,150	2,071,534
Prepaid expenses and other current assets	1,304,675	3,407,084

Total current assets	35,034,060	39,499,304

Property and equipment, at cost:
Laboratory and computer equipment	3,453,026	3,393,215
Leasehold improvements	1,302,649	1,302,649
Office furniture and equipment	583,038	583,038

	5,338,713	5,278,902
Less accumulated depreciation and amortization	4,251,137	4,175,357

Total property and equipment, net	1,087,576	1,103,545

Total Assets	$36,121,636	$40,602,849

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,192,451	$2,456,316
Accrued expenses	5,620,452	6,221,427

Total current liabilities	7,812,903	8,677,743

Long-term liabilities	$342,474	$352,185

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized--3,000,000 shares Issued and outstanding--none	-	-
Common stock, $.001 par value Authorized--30,000,000 shares Issued--13,045,267 shares in 2008 and 13,012,142 shares in 2007	13,045	13,012
Additional paid-in capital	51,916,993	51,645,489
Less treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated deficit	(23,863,626)	(19,969,853)
Accumulated other comprehensive income	19,447	3,873

Total stockholders’ equity	27,966,259	31,572,921

Total Liabilities and Stockholders’ Equity	$36,121,636	$40,602,849

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$4,807,985	$5,115,503
Net royalty income	12,270	1,718,325

Total revenues	4,820,255	6,833,828

Costs and expenses:
Cost of product sales	1,462,236	1,229,953
Research and development	2,975,129	2,514,498
General and administrative	2,455,625	2,013,160
Selling and marketing	2,164,125	2,046,690

Total costs and expenses	9,057,115	7,804,301

Loss from operations	(4,236,860)	(970,473)

Other income:
Currency transaction gain	61,070	49,405
Interest income	299,361	509,080

Total other income	360,431	558,485

Loss before income taxes	(3,876,429)	(411,988)

Income tax provision (benefit)	17,344	(75,500)

Net loss	$(3,893,773)	$(336,488)

Basic and diluted loss per common share:	$(0.30)	$(0.03)

Basic and diluted weighted average common shares outstanding:	12,973,797	12,872,978

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,893,773)	$(336,488)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,780	75,685
Amortization of bond discount	(69,393)	(123,562)
Share-based compensation expense	161,474	98,535
Change in assets and liabilities-
Accounts receivable	(358,228)	(6,014)
Inventories	(78,616)	(193,369)
Prepaid expenses and other current assets	2,102,409	(176,245)
Accounts payable	(263,865)	(301,842)
Accrued expenses	(610,686)	(1,067,292)

Net cash used in operating activities	(2,934,898)	(2,030,592)

Cash flows from investing activities:
Purchases of property and equipment	(59,811)	(114,270)
Purchases of marketable securities	(6,552,284)	(8,121,245)
Maturities of marketable securities	14,800,000	9,350,000

Net cash provided by investing activities	8,187,905	1,114,485

Cash flows from financing activities:
Proceeds from exercise of common stock options	7,275	93,611
Proceeds from issuance of common stock under the employee stock purchase plan	102,788	156,462
Change in estimated tax benefit from stock option exercises	-	(75,500)

Net cash provided by financing activities	110,063	174,573

Net increase (decrease) in cash and cash equivalents	5,363,070	(741,534)
Cash and cash equivalents, beginning of period	6,984,383	8,285,561

Cash and cash equivalents, end of period	$12,347,453	$7,544,027

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat certain kinds of cardiac structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common cardiac defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as, stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 28,000 PFOs have been closed globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 10 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no amendments to these plans in the three months ended March 31, 2008.

We recorded $161,000 and $99,000 of share-based compensation expense in the three months ended March 31, 2008 and 2007, respectively. Of these amounts, for the three months ended March 31, 2008, $79,000 was recorded as part of general and administrative expenses, $45,000 was included in research and development expenses, $28,000 was included in selling and marketing and $9,000 was included in cost of product sales. For the three months ended March 31, 2007, $39,000 was recorded as part of general and administrative expenses, $32,000 was included in research and development expenses, $24,000 was included in selling and marketing and $4,000 was included in cost of product sales.

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2008	2007
Expected life (years)	4	4
Expected stock price volatility	58.90% - 59.40%	57.58% - 57.87%
Weighted average stock price volatility	59.40%	57.71%
Expected dividend yield	0	0
Risk-free interest rate	2.46% - 2.73%	4.43% - 4.89%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by Statement of Financial Accounting Standards No. 123R, “Share- Based Payment,” or SFAS 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the three months ended March 31, 2008 and 2007 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the three months ended March 31, 2008:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2008	1,731,807	$7.41
Granted	86,500	4.03
Exercised	(1,775)	4.10		$5
Cancelled	(10,225)	11.03

Options outstanding at March 31, 2008	1,806,307	$7.23	6.22	$381

Options expected to vest at March 31, 2008	375,654	$8.20	8.97	$12

Options exercisable at March 31, 2008	1,336,740	$6.89	5.26	$369

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.92 and $6.64, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $5,000 and $262,000, respectively.

At March 31, 2008, there was $1.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4 years.

Net cash proceeds from the exercise of stock options were $7,275 and $93,611 for the three months ended March 31, 2008 and 2007, respectively. We have not recorded any tax benefit from stock option exercises, since the realization of tax benefits is not considered likely.

4. Cash, Cash Equivalents and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities. Cash and cash equivalents, which are carried at cost and approximate market, consist of cash, money market accounts and commercial paper investments. We have no other-than-temporary impairments at this time.

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at March 31, 2008, consisted of approximately $15.8 million of debt instruments with maturities ranging from April 2008 to September 2009. Accrued interest receivable of approximately $125,000 and $238,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

On January 1, 2008 we adopted SFAS No. 157 “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 - Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

		Fair Value Measurements at the Reporting Date Using
	March 31, 2008	Level 1	Level 2	Level 3
Corporate Debentures/Bonds	$11,096,838	$-	$11,096,838	$-
Commercial Paper	3,730,387	-	3,730,387	-
Certificates of Deposit	1,000,021	-	1,000,021	-

Total	$15,827,246	$-	$15,827,246	$-

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2008	At December 31, 2007
Raw materials	$642,273	$750,389
Work-in-process	162,807	109,058
Finished goods	1,345,070	1,212,087

	$2,150,150	$2,071,534

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc., or Bard, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. For the three months ended March 31, 2007, royalty income is reported in the accompanying condensed consolidated statements of operations net of related royalty obligations to third parties. Beginning in 2008, the royalty rate we receive from Bard has decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products remains the same. For the three months ended March 31, 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $364,000. The royalty income reported for the three months ended March 31, 2008 was earned from Boston Scientific Corporation.

7. Income Taxes

For the three months ended March 31, 2008, we recorded a provision for income taxes of $17,344, as a result of the increase to the liability for unrecognized tax benefits recorded during the period. For the three months ended March 31, 2007, we recorded a benefit from income taxes of $75,500, as a result of the anticipated benefit from fiscal 2007 loss carrybacks.

We adopted the provisions of the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, or FIN 48, effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of uncertain income tax positions taken in the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. As of the date of adoption, there was no material effect on the financial statements. There was no cumulative effect related to adopting FIN 48.

Our unrecognized tax benefits were $157,929 and $172,088 at December 31, 2007 and March 31, 2008 respectively and relate to various tax jurisdictions. If the unrecognized benefits of $172,088 at March 31, 2008 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three months ended March 31, 2008 for potential interest in the amount of $1,708. The unrecognized tax benefit and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2005 to 2007 remain subject to examination by federal authorities and the 2004 through 2007 tax years remain subject to examination by their respective tax authorities.

8. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. For the three months ended March 31, 2008 and 2007, options to purchase 171,116 and 745,845 common shares, respectively, have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

9. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended March 31,
	2008	2007
Net loss	$(3,893,773)	$(336,488)
Unrealized gain (loss) on marketable securities	15,574	(3,060)

Net comprehensive loss	$(3,878,199)	$(339,548)

The accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

10. Recent Accounting Pronouncements

(a)  Recently adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position 157-2, which defers the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008 we adopted SFAS 157 for financial assets and liabilities and the effect is discussed in Note 4.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB No. 115”, or SFAS 159. The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On January 1, 2008 we adopted SFAS 159 and have made no election under SFAS 159.

(b)  Future Adoption

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

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The payments are scheduled to begin on September 30, 2008, and continue quarterly through December 2009. NMT will recognize the payments as income when received.

(b) Clinical Trials

We have commitments to third parties in excess of amounts accrued. While these commitments are not significant, we expect to spend significant amounts in our clinical trials.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $22 to $24 million through completion of the trial and submission to the FDA. Of this total, approximately $17.4 million was incurred through 2007. We currently project 2008 costs to approximate $4.0 million, and approximately $900,000 was incurred during the three months ended March 31, 2008. Currently there are approximately 830 patients enrolled. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Enrollment is expected to be completed by mid-year. The original CLOSURE I statistical plan required an enrollment of 1,600 patients.

MIST II

In September 2005, we received conditional approval from the FDA for an IDE to initiate enrollment in our PFO/migraine clinical study, named MIST II. MIST II was initially designed to be a prospective, randomized, multi-center, controlled study. In January 2008, we announced that we were closing down this clinical study. Due to strict enrollment requirements, MIST II had little likelihood of being completed in a reasonable timeframe. More than 1,400 patients had been screened for enrollment in the trial, but only two patients met the requirements to be randomized. Closing down this trial is expected to reduce costs by approximately $14 million over the next two to three years. Through the end of 2007, we spent $3.9 million on this trial.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.0 million. Of this total, approximately $900,000 was incurred through 2007. We currently estimate 2008 costs to be approximately $100,000, of which $32,000 was incurred during the three months ended March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. Matters discussed in this Quarterly Report on Form 10-Q and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, expenses associated with clinical trials and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of March 31, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	2008	%	2007	%	Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	(In thousands, except percentages)
Revenues:
Product sales	$4,808	99.8%	$5,116	74.9%	$(308)	-6.0%
Net royalty income	12	0.2%	1,718	25.1%	(1,706)	-99.3%

Total revenues	4,820	100.0%	6,834	100.0%	(2,014)	-29.5%

Costs and expenses:
Cost of product sales	1,462	30.4%	1,230	24.0%	232	18.9%
Research and development	2,975	61.7%	2,514	36.8%	461	18.3%
General and administrative	2,456	51.0%	2,013	29.5%	443	22.0%
Selling and marketing	2,164	44.9%	2,047	30.0%	117	5.7%

Total costs and expenses	9,057	187.9%	7,804	114.2%	1,253	16.1%

Loss from operations	(4,237)	-87.9%	(970)	-14.2%	(3,267)	336.8%

Other Income:
Currency transaction gain	61	1.3%	49	0.7%	12	24.5%
Interest income	299	6.2%	509	7.4%	(210)	-41.3%

Total other income	360	7.5%	558	8.2%	(198)	-35.5%

Loss before income taxes	(3,877)	-80.4%	(412)	-6.0%	(3,465)	841.0%

Income tax provision (benefit)	17	0.4%	(76)	-1.1%	93	--

Net loss	$(3,894)	-80.8%	$(336)	-4.9%	$(3,558)	1058.9%

REVENUES THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2008	2007	2007 to 2008	2007 to 2008

	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$2,834	$3,984	$ (1,150)	(28.9)%
Europe	1,974	1,132	842	74.4%

Total product sales	4,808	5,116	(308)	(6.0)%

Net royalty income:
Bard	-	1,694	(1,694)	(100.0)%
BSC	12	24	(12)	(50.0)%

Total net royalty income	12	1,718	(1,706)	(99.3)%

Total revenues	$4,820	$6,834	$ (2,014)	(29.5)%

The decrease in CardioSEAL® and STARFlex® product sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was largely the result of decreased product demand in North America, primarily in the United States. We believe that sales in the United States continue to be impacted by delays by third party payors in approving reimbursement for the procedures as a result of the voluntary withdrawal of the HDE of our CardioSEAL® septal repair system. The increase in European sales was primarily related to the launch of BioSTAR®, our bioabsorbable structural heart repair implant technology and our Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007 and HPB approval in Canada in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on certain patients with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales. European sales represented approximately 41.0% and 22.1% of total product sales for the three months ended March 31, 2008 and 2007, respectively.

Beginning in 2008, the royalty rate we receive from Bard for sales by Bard of its RNF product decreased substantially from the rate we received prior to 2008, while the royalty rate we pay to the estate of the original inventor of the product remains the same. For the three months ended March 31, 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $364,000.

Cost of Product Sales. For the three months ended March 31, 2008, cost of product sales, as a percentage of total product sales, was approximately 30.4% compared with approximately 24.0% in the comparable period of 2007. The increase in cost of product sales as a percentage of product sales was primarily the result of increased sales in Europe, where the selling price of our product is lower then the selling price of our products in North America and product costs of BioSTAR® are greater than products sold in the United States. Contributing to the increased costs of BioSTAR® are additional costs to distribute BioSTAR ® and additional royalties. For the full year 2008, we currently expect cost of product sales to be approximately 30% of total product sales, compared with approximately 27.2% for fiscal 2007. Included in cost of product sales were royalty expenses of approximately $567,000 and $500,000 for the three months ended March 31, 2008 and 2007, respectively.

Research and Development. Research and development expense increased approximately $461,000, or 18.3%, for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The increase in research and development expenses was primarily related to an increase in costs for our CLOSURE I trial compared to the same period last year, partially offset by reductions as a result of closing down our MIST II clinical study.

We currently expect 2008 research and development expense to increase to approximately $16.0 million compared to approximately $15.4 million in 2007. This anticipated net increase is primarily related to an increase in our new product investments and other development costs.

General and Administrative. General and administrative expense increased approximately $443,000, or 22.0%, for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. Included in general and administrative expense for the three months ended March 31, 2008 is $364,000 of net royalty expense related to our agreement with Bard.

General and administrative expense is currently expected to increase to approximately $10 million in 2008 compared to approximately $8 million in 2007 primarily due to the classification of net royalty expense related to Bard of approximately $1.5 million.

Selling and Marketing. Selling and marketing expense increased approximately $100,000, or 5.7%, for the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily the result of increased travel and promotion expenses related to BioSTAR®. We currently expect worldwide selling and marketing expense in 2008 to increase approximately $300,000 compared to 2007 as we continue to increase our marketing to support the anticipated growth in Europe and Canada.

Interest Income. The decrease in interest income for the three months ended March 31, 2008 compared to the same period in 2007 was primarily related to lower cash balances during 2008. We currently expect interest income to approximate $1.0 million in 2008 compared to $1.8 million in 2007, primarily due to the use of approximately $13 to $15 million of cash, cash equivalents and marketable securities to fund 2008 operations as well as decreased interest rates offered on our investments.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2008 and therefore have not made a provision for taxes on continuing operations in the three months ended March 31, 2008. For the three months ended March 31, 2008, we recorded income tax expense of $17,344 for the establishment of a liability for uncertain tax positions. For the three months ended March 31, 2007, we recorded a benefit from income taxes of $75,500 as a result of the anticipated benefit from fiscal 2007 loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and marketable securities	$28,175	$39,600
Net cash used in operating activities	(2,935)	(2,031)
Net cash provided by investing activities	8,188	1,114
Net cash provided by financing activities	110	175

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 totaled approximately $2.9 million and consisted of a net loss of approximately $3.9 million partially offset by a net decrease in working capital requirements of approximately $791,000 and non-cash charges of approximately $168,000.

The non-cash charges of approximately $168,000 during the three months ended March 31, 2008 consisted of (i) stock-based compensation, (ii) amortization of bond discount, and (iii) depreciation of property and equipment.

The primary elements of the $791,000 net decrease in working capital during the three months ended March 31, 2008 consisted of a decrease in prepaid expenses and other current assets of approximately $2.1 million, due primarily to the reduction in the royalty receivable due from Bard as a result of the decrease in the royalty rate we receive from Bard, offset by decreases in accrued expenses of approximately $611,000, increases in accounts receivable of approximately $358,000 and decreases in accounts payable of approximately $264,000.

Net cash used in operating activities for the three months ended March 31, 2007 totaled approximately $2.0 million and consisted of a net loss of approximately $336,000 and a net increase in working capital requirements of approximately $1.7 million.

The primary elements of the $1.7 million net increase in working capital during the three months ended March 31, 2007 consisted of decreases in accrued expenses of approximately $1.1 million, decreases in accounts payable of approximately $302,000, increases in inventory of approximately $193,000 and increases in prepaid expenses and other current assets of approximately $176,000

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $8.2 million during the three months ended March 31, 2008 consisted primarily of approximately $14.8 million of proceeds from maturities of marketable securities, offset by approximately $6.6 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $60,000 during the three months ended March 31, 2008. This compared to net cash provided by investing activities of approximately $1.1 million during the three months ended March 31, 2007.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $110,000 and $175,000 for the three months ended March 31, 2008 and 2007, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan.

Primarily as a result of the anticipated ongoing costs of CLOSURE I and other research and product development programs, we currently expect to incur annual operating losses at least through 2009. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $22.0 to $24.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $18.3 million was incurred through March 31, 2008. We currently expect to incur approximately $4.0 million in costs relating to our CLOSURE I clinical trial in 2008.

Capital expenditures are projected to total approximately $1.0 million during 2008, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $28.2 million at March 31, 2008 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $16 to $18 million at the end of 2008. However, these two forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially.

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2008, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008 and December 31, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The payments are scheduled to begin on September 30, 2008, and continue quarterly through December 2009. NMT will recognize the payments as income when received.

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

The FDA granted the HDE for our CardioSEAL® Septal Repair System for closure of a PFO on February 1, 2000. After the HDE was approved, clinical conditions significantly changed and the subset of patients who once qualified for consideration for PFO closure increased beyond 4,000, the limit normally allowed under the HDE indication. As a result, we were contacted by the FDA to review the HDE. Effective October 31, 2006, as a result of these discussions with the FDA and in connection with the CARS study, we voluntarily withdrew the HDE. At this time, we are unable to predict whether our action and the actions of the FDA will continue to have a negative impact on our product revenue. However, it is expected that sales growth in the United States will be limited until further regulatory approvals are obtained. The withdrawal did not reflect a device safety issue. CardioSEAL® will continue to be commercially available in the United States under the PMA indication for ventricular septal defect, or VSD.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 900 patients, of which approximately 830 patients are already enrolled. The original CLOSURE I statistical plan required an enrollment of 1,600 patients. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $22 to $24 million through completion of the clinical trial and submission to the FDA. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which may impact our profitability.

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future, considering our anticipated significant spending on clinical trials, we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not have any line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all.

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

ROYALTY REVENUE RATE DECREASES INCREASING ROYALTY EXPENSE.

Through 2007, we received substantial royalty revenue from Bard, related to sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. Beginning in 2008, the royalty rate we receive from Bard has decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. For the three months ended March 31, 2008, this resulted in a net royalty expense reflected in general and administrative expenses of approximately $364,000.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Since 2001, we have increased our combined U.S. and European sales and marketing organization headcount from 9 to 29. Because we had marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can further expand geographically in Europe or other potential markets for our products. In order to market directly the CardioSEAL ®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities.

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

ITEM 6.	EXHIBITS

Number	Description of Exhibit
10.1 (1)	Amendment No. 2, dated as of April 15, 2008, to Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated May 20, 2004. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, dated April 16, 2008. (File No. 000-21001) (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(**)	Management Contract or compensatory plan or arrangement required to be filed as an Exhibit to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 6, 2008	By:	/s/ JOHN E. AHERN

John E. Ahern
President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ RICHARD E. DAVIS

Richard E. Davis
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
10.1 (1)	Amendment No. 2, dated as of April 15, 2008, to Amended and Restated Employment Agreement by and between the Company and Richard E. Davis, dated May 20, 2004. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, dated April 16, 2008. (File No. 000-21001) (**)

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

(**)	Management Contract or compensatory plan or arrangement required to be filed as an Exhibit to the Quarterly Report on Form 10-Q.