Form 10-Q
period 2008-06-30
NMT MEDICAL INC
filed 2008-08-05
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

(Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☒

        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of August 1, 2008, there were 13,007,767 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	At June 30, 2008	At December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,019,900	$6,984,383
Marketable securities	11,235,642	23,989,995
Accounts receivable, net of allowances of $140,000 at June 30, 2008 and $161,341 at December 31, 2007	2,811,928	3,046,308
Inventories	2,495,787	2,071,534
Prepaid expenses and other current assets	1,228,089	3,407,084

Total current assets	31,791,346	39,499,304

Property and equipment, at cost:
Laboratory and computer equipment	3,464,720	3,393,215
Leasehold improvements	1,302,649	1,302,649
Office furniture and equipment	596,713	583,038

	5,364,082	5,278,902
Less accumulated depreciation and amortization	4,324,176	4,175,357

Total property and equipment, net	1,039,906	1,103,545

Total Assets	$32,831,252	$40,602,849

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,607,375	$2,456,316
Accrued expenses	6,391,968	6,221,427

Total current liabilities	9,999,343	8,677,743

Long-term liabilities	338,512	352,185

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized--3,000,000 shares Issued and outstanding--none	-	-
Common stock, $.001 par value Authorized--30,000,000 shares Issued and outstanding--13,047,767 shares at June 30, 2008 and 13,012,142 shares at December 31, 2007	13,048	13,012
Additional paid-in capital	52,101,274	51,645,489
Less treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive (loss) income	(13,104)	3,873
Accumulated deficit	(29,488,221)	(19,969,853)

Total stockholders’ equity	22,493,397	31,572,921

Total Liabilities and Stockholders’ Equity	$32,831,252	$40,602,849

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$4,456,920	$4,922,265	$9,264,905	$10,037,768
Net royalty income	5,900	1,549,570	18,170	3,267,895

Total revenues	4,462,820	6,471,835	9,283,075	13,305,663

Costs and expenses:
Cost of product sales	1,353,867	1,358,739	2,816,103	2,588,692
Research and development	3,769,167	4,091,456	6,744,296	6,605,954
General and administrative	2,427,616	1,886,356	4,883,241	3,899,516
Selling and marketing	2,724,405	2,304,740	4,888,530	4,351,430

Total costs and expenses	10,275,055	9,641,291	19,332,170	17,445,592

Loss from operations	(5,812,235)	(3,169,456)	(10,049,095)	(4,139,929)

Other income (expense):
Currency transaction gain (loss)	8,760	(18,689)	69,830	30,716
Interest income	203,206	476,611	502,567	985,691

Total other income	211,966	457,922	572,397	1,016,407

Loss before income taxes	(5,600,269)	(2,711,534)	(9,476,698)	(3,123,522)

Income tax expense (benefit)	24,326	(75,500)	41,670	(151,000)

Net loss	$(5,624,595)	$(2,636,034)	$(9,518,368)	$(2,972,522)

Basic and diluted loss per common share:	$(0.43)	$(0.20)	$(0.73)	$(0.23)

Basic and diluted weighted average common shares outstanding:	13,007,547	12,916,357	12,990,844	12,894,762

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,518,368)	$(2,972,522)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,819	154,697
Amortization of bond discount	(84,975)	(215,006)
Share-based compensation expense	337,007	246,271
Change in assets and liabilities-
Accounts receivable	234,380	144,556
Inventories	(424,253)	(290,913)
Prepaid expenses and other current assets	2,178,995	114,336
Accounts payable	1,151,059	(587,509)
Accrued expenses	156,868	(2,458,600)

Net cash used in operating activities	(5,820,468)	(5,864,690)

Cash flows from investing activities:
Purchases of property and equipment	(85,180)	(180,182)
Purchases of marketable securities	(9,227,649)	(11,246,038)
Maturities of marketable securities	22,050,000	14,700,000

Net cash provided by investing activities	12,737,171	3,273,780

Cash flows from financing activities:
Proceeds from exercise of common stock options	16,026	210,967
Proceeds from issuance of common stock under the employee stock purchase plan	102,788	156,462
Change in estimated tax benefit from stock option exercises	-	(151,000)

Net cash provided by financing activities	118,814	216,429

Net increase (decrease) in cash and cash equivalents	7,035,517	(2,374,481)
Cash and cash equivalents, beginning of period	6,984,383	8,285,561

Cash and cash equivalents, end of period	$14,019,900	$5,911,080

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 10 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no amendments to these plans in the six months ended June 30, 2008.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Cost of product sales	$13,240	$9,920	$22,747	$14,286
Research and development	36,816	43,364	81,361	75,443
General and administrative	97,203	56,769	176,182	95,152
Selling and marketing	28,275	37,683	56,718	61,390

	$175,534	$147,736	$337,008	$246,271

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2008	2007
Expected life (years)	4	4
Expected stock price volatility	57.35% - 60.64%	56.20% - 57.74%
Weighted average stock price volatility	59.67%	56.58%
Expected dividend yield	0	0
Risk-free interest rate	2.46% - 3.57%	4.41% - 5.18%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by Statement of Financial Accounting Standards No. 123R, “Share- Based Payment,” or

SFAS 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the three and six months ended June 30, 2008 and 2007 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the six months ended June 30, 2008:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2008	1,731,807	$7.41
Granted	128,650	4.26
Exercised	(4,275)	3.75		$5
Cancelled	(43,975)	8.24

Options outstanding at June 30, 2008	1,812,207	$7.18	5.93	$834

Options expected to vest at June 30, 2008	377,601	$7.87	8.89	$90

Options exercisable at June 30, 2008	1,340,206	$6.93	4.88	$745

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2008 was $2.34 and $2.06, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2008 was $1,000 and $5,000, respectively.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2007 was $6.23 and $6.27, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2007 was $335,000 and $597,000, respectively.

At June 30, 2008, there was $1.5 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4 years.

Net cash proceeds from the exercise of stock options were $7,275 and $16,026 for the three and six months ended June 30, 2008, respectively, and were $117,356 and $210,967 for the three and six months ended June 30, 2007, respectively. We have not recorded any tax benefit from stock option exercises, since the realization of tax benefits is not considered likely.

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at June 30, 2008, consisted of approximately $11.2 million of debt instruments with maturities ranging from August 2008 to September 2009. Accrued interest receivable of approximately $149,000 and $238,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

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

		Fair Value Measurements at the Reporting Date Using
	June 30, 2008	Level 1	Level 2	Level 3
Corporate Debentures/Bonds	$8,310,122	$-	$ 8,310,122	$-
Commercial Paper	2,323,870	-	2,323,870	-
Certificates of Deposit	601,650	-	601,650	-

Total	$11,235,642	$-	$ 11,235,642	$-

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2008	At December 31, 2007
Raw materials	$815,028	$750,389
Work-in-process	166,255	109,058
Finished goods	1,514,504	1,212,087

	$2,495,787	$2,071,534

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc., or Bard, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. For the three and six months ended June 30, 2007, royalty income is reported in the accompanying condensed consolidated statements of operations net of related royalty obligations to third parties. Beginning in 2008, the royalty rate we receive from Bard has decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products remains the same. For the three and six months ended June 30, 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $265,000 and $629,000, respectively. The net royalty income for the three and six months ended June 30, 2008 was earned from Boston Scientific Corporation.

7. Income Taxes

For the three and six months ended June 30, 2008, we recorded a provision for income taxes of $24,326 and $41,670, respectively, as a result of the increase to the liability for unrecognized tax benefits recorded during the period. For the three and six months ended June 30, 2007, we recorded a benefit from income taxes of $75,500 and $151,000, respectively, as a result of the anticipated benefit from fiscal 2007 loss carrybacks.

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

Our unrecognized tax benefits were $157,929 and $190,172 at December 31, 2007 and June 30, 2008 respectively and relate to various tax jurisdictions. If the unrecognized benefits of $190,172 at June 30, 2008 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three and six months ended June 30, 2008 for potential interest in the amount of $3,530 and $5,238, respectively. The unrecognized tax benefit and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state and foreign jurisdictions. The tax years ranging from 2005 to 2007 remain subject to examination by federal authorities and the 2004 through 2007 tax years remain subject to examination by their respective state and foreign tax authorities.

8. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share are determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method. Options to purchase 150,663 and 160,851 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, options to purchase 737,098 and 741,495 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

9. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(5,624,595)	$(2,636,034)	$(9,518,368)	$(2,972,522)

Unrealized loss on marketable securities	(32,551)	(10,065)	(16,977)	(13,125)

Net comprehensive loss	$(5,657,146)	$(2,646,099)	$(9,535,345)	$(2,985,647)

The accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

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

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The payments are scheduled to begin on September 30, 2008, and continue quarterly through December 2009. NMT will recognize the payments when received.

(b) Clinical Trials

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $24 million through completion of the trial and submission to the FDA. Of this total, approximately $17.4 million was incurred through 2007. We currently project 2008 costs to approximate $4.0 million, and approximately $2.4 million was incurred during the six months ended June 30, 2008. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Currently there are approximately 875 patients enrolled. Enrollment is currently expected to be completed soon. The original CLOSURE I statistical plan required an enrollment of 1,600 patients.

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

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.0 million. Of this total, approximately $900,000 was incurred through 2007. We currently believe 2008 costs will be $100,000, of which $82,000 was incurred during the six months ended June  30, 2008.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, expenses associated with clinical trials and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of June 30, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended June 30,				Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	2008	%	2007	%
	(In thousands, except percentages)
Revenues:
Product sales	$4,457	99.9%	$4,922	76.1%	$(465)	-9.4%
Net royalty income	6	0.1%	1,550	23.9%	(1,544)	-99.6%

Total revenues	4,463	100.0%	6,472	100.0%	(2,009)	-31.0%

Costs and expenses:
Cost of product sales	1,354	30.4%	1,359	27.6%	(5)	-0.4%
Research and development	3,769	84.4%	4,091	63.2%	(322)	-7.9%
General and administrative	2,428	54.4%	1,886	29.1%	542	28.7%
Selling and marketing	2,724	61.0%	2,305	35.6%	419	18.2%

Total costs and expenses	10,275	230.2%	9,641	149.0%	634	6.6%

Loss from operations	(5,812)	-130.2%	(3,169)	-49.0%	(2,643)	83.4%

Other income (expense):
Currency transaction gain (loss)	9	0.2%	(19)	-0.3%	28	—
Interest income	203	4.5%	477	7.4%	(274)	-57.4%

Total other income	212	4.8%	458	7.1%	(246)	-53.7%

Loss before income taxes	(5,600)	-125.5%	(2,711)	-41.9%	(2,889)	106.6%

Income tax expense (benefit)	24	0.5%	(75)	-1.2%	99	—

Net loss	$(5,624)	-126.0%	$(2,636)	-40.7%	$(2,988)	113.4%

REVENUES

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

	Three Months Ended June 30,		Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	2008	2007
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$2,864	$3,738	$(874)	(23.4)%
Europe	1,593	1,184	409	34.5%

Total product sales	4,457	4,922	(465)	(9.4)%

Net royalty income:
Bard	-	1,524	(1,524)	(100.0)%
BSC	6	26	(20)	(76.9)%

Total net royalty income	6	1,550	(1,544)	(99.6)%

Total revenues	$4,463	$6,472	$(2,009)	(31.0)%

The decrease in CardioSEAL® and STARFlex® product sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was largely the result of decreased product demand in North America, primarily in the United States. We believe that sales in the United States, while they remained relatively level compared to the first quarter of fiscal 2008, continue to be impacted by delays by third party payors in approving reimbursement for the procedures as a result of the voluntary withdrawal of the HDE of our CardioSEAL® septal repair system. The increase in European sales was primarily related to the launch of BioSTAR®, our bioabsorbable structural heart repair implant technology and our Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007 and HPB approval in Canada in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our marketing efforts and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on certain patients with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales. European sales represented approximately 35.7% and 24.1% of total product sales for the three months ended June 30, 2008 and 2007, respectively. Despite greater than 30% growth in European sales, we did not achieve our targeted level of revenue there due to several factors including increased competition and greater clinical trial activity for PFO devices and percutaneous valve repair. Both of these activities compete for limited cath-lab time and reduce elective PFO procedure revenues. We believe this will continue as a short-term challenge to expanding our revenue growth in Europe. We currently anticipate that product revenue in the third quarter will be approximately $4.8 to $5.2 million and product revenue for the fourth quarter will be approximately $5.3 to $5.7 million.

Beginning in 2008, the royalty rate we receive from Bard for sales by Bard of its RNF product decreased substantially from the rate we received prior to 2008, while the royalty rate we pay to the estate of the original inventor of the product remains the same. For the three months ended June 30, 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $265,000.

Cost of Product Sales. For the three months ended June 30, 2008, cost of product sales, as a percentage of total product sales, was approximately 30.4% compared with approximately 27.6% in the comparable period of 2007. The increase in cost of product sales as a percentage of product sales was primarily the result of increased sales in Europe, where the selling price of our product is lower then the selling price of our products in North America and product costs of BioSTAR® are greater than products sold in the United States. Contributing to the increased costs of BioSTAR® are additional costs to distribute BioSTAR ® and additional royalties. For the full year 2008, we currently expect cost of product sales to be approximately 30% of total product sales, compared with approximately 27.2% for fiscal 2007. Included in cost of product sales were royalty expenses of approximately $556,000 and $481,000 for the three months ended June 30, 2008 and 2007, respectively.

Research and Development. Research and development expense decreased approximately $322,000, or 7.9%, for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. The decrease in research and development expenses was primarily related to reductions as a result of closing down our MIST II clinical study, partially offset by an increase in costs for our CLOSURE I trial compared to the same period last year. We currently expect 2008 research and development expense to be approximately $15.0 million dollars, virtually level with 2007.

General and Administrative. General and administrative expense increased approximately $542,000, or 28.7%, for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Included in general and administrative expense for the three months ended June 30, 2008 is $265,000 of net royalty expense related to our agreement with Bard. Legal expenses also increased compared to the same period last year.

General and administrative expense is currently expected to increase to approximately $10 million in 2008 compared to approximately $8 million in 2007 primarily due to the classification of net royalty expense related to Bard of approximately $1.4 million.

Selling and Marketing. Selling and marketing expense increased approximately $419,000, or 18.2%, for the three months ended June 30, 2008 compared to the same period in 2007. This increase was primarily the result of increased travel costs, as well as additional promotion expenses related to BioSTAR®. We currently expect worldwide selling and marketing expense in 2008 to decrease slightly compared to 2007.

Interest Income. The decrease in interest income for the three months ended June 30, 2008 compared to the same period in 2007 was related to lower cash balances as well as decreased interest rates offered on our investments during 2008. We currently expect interest income to approximate $900,000 in 2008 compared to $1.8 million in 2007, primarily due to the use of approximately $15 million of cash, cash equivalents and marketable securities to fund 2008 operations.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2008 and therefore have not made a provision for taxes on continuing operations in the three months ended June 30, 2008. For the three months ended June 30, 2008, we recorded income tax expense of $24,326 for the establishment of a liability for uncertain tax positions. For the three months ended June 30, 2007, we recorded a benefit from income taxes of $75,500 as a result of the anticipated benefit from fiscal 2007 loss carrybacks.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Six Months Ended June 30,				Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	2008	%	2007	%
	(In thousands, except percentages)
Revenues:
Product sales	$9,265	99.8%	$10,038	75.4%	$(773)	-7.7%
Net royalty income	18	0.2%	3,268	24.6%	(3,250)	-99.4%

Total revenues	9,283	100.0%	13,306	100.0%	(4,023)	-30.2%

Costs and expenses:
Cost of product sales	2,816	30.4%	2,589	25.8%	227	8.8%
Research and development	6,744	72.6%	6,606	49.6%	138	2.1%
General and administrative	4,883	52.6%	3,900	29.3%	983	25.2%
Selling and marketing	4,889	52.7%	4,351	32.7%	538	12.4%

Total costs and expenses	19,332	208.3%	17,446	131.1%	1,886	10.8%

Loss from operations	(10,049)	-108.3%	(4,140)	-31.1%	(5,909)	142.7%

Other income:
Currency transaction gain	70	0.8%	31	0.2%	39	125.8%
Interest income	502	5.4%	985	7.4%	(483)	-49.0%

Total other income	572	6.2%	1,016	7.6%	(444)	-43.7%

Loss before income taxes	(9,477)	-102.1%	(3,124)	-23.5%	(6,353)	203.4%

Income tax expense (benefit)	41	0.4%	(151)	-1.1%	192	—

Net loss	$(9,518)	-102.5%	$(2,973)	-22.3%	$(6,545)	220.1%

REVENUES

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

	Six Months Ended June 30,		Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	2008	2007
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$5,698	$7,722	$(2,024)	(26.2)%
Europe	3,567	2,316	1,251	54.0%

Total product sales	9,265	10,038	(773)	(7.7)%

Net royalty income:
Bard	-	3,218	(3,218)	(100.0)%
BSC	18	50	(32)	(64.0)%

Total net royalty income	18	3,268	(3,250)	(99.4)%

Total revenues	$9,283	$13,306	$(4,023)	(30.2)%

The decrease in CardioSEAL® and STARFlex® product sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was largely the result of decreased product demand in North America, primarily in the United States. We believe that sales in the United States, while they remained relatively level on a quarter to quarter basis, continue to be impacted by delays by third party payors in approving reimbursement for the procedures as a result of the voluntary withdrawal of the HDE of our CardioSEAL® septal repair system. The increase in European sales was primarily related to the launch of BioSTAR®, our bioabsorbable structural heart repair implant technology and our Rapid Transport™ delivery system following the awarding of the CE Mark for BioSTAR® in June 2007 and HPB approval in Canada in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our marketing efforts and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on certain patients with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales. European sales represented approximately 38.5% and 23.1% of total product sales for the six months ended June 30, 2008 and 2007, respectively. Despite greater than 30% growth in European sales, we did not achieve our targeted level of revenue there due to several factors including increased competition and greater clinical trial activity for PFO devices and percutaneous valve repair. Both of these activities compete for limited cath-lab time and reduce elective PFO procedure revenues.

Beginning in 2008, the royalty rate we receive from Bard for sales by Bard of its RNF product decreased substantially from the rate we received prior to 2008, while the royalty rate we pay to the estate of the original inventor of the product remains the same. For the six months ended June 30, 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $629,000.

Cost of Product Sales. For the six months ended June 30, 2008, cost of product sales, as a percentage of total product sales, was approximately 30.4% compared with approximately 25.8% in the comparable period of 2007. The increase in cost of product sales as a percentage of product sales was primarily the result of increased sales in Europe, where the selling price of our product is lower than the selling price of our products in North America and product costs of BioSTAR® are greater than products sold in the United States. Contributing to the increased costs of BioSTAR® are additional costs to distribute BioSTAR ® and additional royalties. Included in cost of product sales were royalty expenses of approximately $1.1 million and $981,000 for the six months ended June 30, 2008 and 2007, respectively.

Research and Development. Research and development expense increased approximately $138,000, or 2.1%, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The increase in research and development expenses was primarily related to an increase in costs for our CLOSURE I trial compared to the same period last year, partially offset by reductions as a result of closing down our MIST II clinical study.

General and Administrative. General and administrative expense increased approximately $983,000, or 25.2%, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. Included in general and administrative expense for the six months ended June 30, 2008 is $629,000 of net royalty expense related to our agreement with Bard. Legal expenses also increased compared to the same period last year.

Selling and Marketing. Selling and marketing expense increased approximately $538,000, or 12.4%, for the six months ended June 30, 2008 compared to the same period in 2007. This increase was primarily the result of increased travel costs, as well as additional promotion expenses related to BioSTAR®.

Interest Income. The decrease in interest income for the six months ended June 30, 2008 compared to the same period in 2007 was primarily related to lower cash balances during 2008. Decreased interest rates offered on our investments also contributed to the decrease in interest income for the period.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2008 and therefore have not made a provision for taxes on continuing operations in the six months ended June 30, 2008. For the six months ended June 30, 2008, we recorded income tax expense of $41,670 for the establishment of a liability for uncertain tax positions. For the six months ended June 30, 2007, we recorded a benefit from income taxes of $151,000 as a result of the anticipated benefit from fiscal 2007 loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $25.3 million of cash and cash equivalents as of June 30, 2008.

Primarily as a result of the anticipated ongoing costs of CLOSURE I and other research and product development programs, we currently expect to incur annual operating losses at least through 2009. The total cost of our CLOSURE I clinical trial is currently estimated to be approximately $24.0 million through completion of the trial and submission to the FDA. Of this amount, approximately $19.8 million was incurred through June 30, 2008. We currently expect to incur approximately $4.0 million in costs relating to our CLOSURE I clinical trial in 2008.

Capital expenditures are projected to total approximately $500,000 during 2008, primarily for manufacturing and research and development equipment.

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $25.3 million as of June 30, 2008 will be sufficient to meet our working capital, financing and capital expenditure requirements through at least 2009. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $16 million at the end of 2008. However, these two forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially.

	For the Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash, cash equivalents and marketable securities	$25,255	$35,823
Net cash used in operating activities	(5,820)	(5,865)
Net cash provided by investing activities	12,737	3,274
Net cash provided by financing activities	119	216

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2008 totaled approximately $5.8 million and consisted of a net loss of approximately $9.5 million partially offset by a net decrease in working capital requirements of approximately $3.3 million and non-cash charges of approximately $401,000.

The non-cash charges of approximately $401,000 during the six months ended June 30, 2008 consisted of (i) stock-based compensation, (ii) amortization of bond discount, and (iii) depreciation of property and equipment.

The primary elements of the $3.3 million net decrease in working capital during the six months ended June 30, 2008 consisted of a decrease in prepaid expenses and other current assets of approximately $2.2 million, due primarily to the reduction in the royalty receivable due from Bard as a result of the decrease in the royalty rate we receive from Bard, and increases in accounts payable of approximately $1.2 million.

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

The net increase in working capital during the six months ended June 30, 2007 of $3.1 million was primarily related to a decrease in current liabilities of approximately $3.0 million, related to decreases in accounts payable and accrued expenses of approximately $588,000 and $2.5 million, respectively. The reduction in accrued expenses was primarily attributed to a reduction in accruals related to our clinical trials.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $12.7 million during the six months ended June 30, 2008 consisted primarily of approximately $22.1 million of proceeds from maturities of marketable securities, offset by approximately $9.2 million of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development and general and administrative activities totaled approximately $85,000 during the six months ended June 30, 2008. This compared to net cash provided by investing activities of approximately $3.3 million during the six months ended June 30, 2007.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $119,000 and $216,000 for the six months ended June 30, 2008 and 2007, respectively. For both periods, this was primarily attributable to proceeds from the exercise of common stock options and the issuance of shares of common stock pursuant to our employee stock purchase plan.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2008, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008 and December 31, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to the following legal proceeding that could have a material adverse impact on our results of operations or liquidity if there were an adverse outcome. Although we intend to pursue our rights in this matter vigorously, we cannot predict the ultimate outcome.

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order has no effect on the validity and enforceability of the patent-in-suit and has no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The payments are scheduled to begin on September 30, 2008, and continue quarterly through December 2009. NMT will recognize the payments when received.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 900 patients, of which approximately 875 patients are already enrolled. The original CLOSURE I statistical plan required an enrollment of 1,600 patients. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently estimate the total costs of CLOSURE I to be approximately $24 million through completion of the clinical trial and submission to the FDA. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that patient enrollment will be completed at all. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards, primarily related to the extended enrollment period. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the continued growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

In the future we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. Any additional equity financing or other transaction involving securities exercisable or convertible into our equitable securities may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We do not have any line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all.

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

ROYALTY REVENUE RATE DECREASES INCREASING ROYALTY EXPENSE.

Through 2007, we received substantial royalty revenue from Bard, related to sales by Bard of its RNF product, for which Bard received FDA approval for commercial sales and use as of December 31, 2002. Beginning in 2008, the royalty rate we receive from Bard has decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. For the six months ended June 30, 2008, this resulted in a net royalty expense reflected in general and administrative expenses of approximately $629,000.

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

Our 2008 annual meeting of stockholders was held on June 18, 2008. Present at the annual meeting in person or through representation by proxy were 10,215,489 out of a total of 13,007,767 shares of common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1) election of seven members to our board of directors, each to serve for a term expiring at the 2009 Annual Meeting of Shareholders;

DIRECTORS	VOTES FOR	VOTES WITHHELD
John E. Ahern	9,925,243	290,246
Cheryl L. Clarkson	9,632,391	583,098
Daniel F. Hanley, M.D.	8,292,666	1,922,823
James E. Lock, M.D.	9,408,234	807,255
James J. Mahoney, Jr.	9,963,622	251,867
Francis J. Martin	8,152,946	2,062,543
David L. West, Ph.D., M.P.H.	8,309,604	1,905,885

(2) ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year;

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP	10,138,880	64,311	12,296

The results of the voting on the matters presented to the stockholders at the annual meeting are as set forth above; there were no broker non-votes for any of the matters.

ITEM 6.	EXHIBITS

See the Exhibit Index on page 26 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 5, 2008	By:	/s/ JOHN E. AHERN

John E. Ahern
President and Chief Executive Officer

Date: August 5, 2008	By:	/s/ RICHARD E. DAVIS

Richard E. Davis
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John E. Ahern, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.