Form 10-Q
period 2009-03-31
NMT MEDICAL INC
filed 2009-05-06
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☒

                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of May 1, 2009, there were 13,204,106 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At March 31, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$11,731,218	$4,899,179
Marketable securities	4,534,617	12,674,639
Accounts receivable, net of allowances of $110,000 at March 31, 2009 and $135,000 at December 31, 2008	1,629,235	2,511,934
Inventories	1,898,192	2,018,173
Prepaid expenses and other current assets	1,180,004	1,212,947

Total current assets	20,973,266	23,316,872

Property and equipment, at cost:
Laboratory and computer equipment	1,976,930	1,974,468
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,416	334,300

	3,584,467	3,584,889
Less accumulated depreciation and amortization	2,724,025	2,656,196

Total property and equipment, net	860,442	928,693

Total Assets	$21,833,708	$24,245,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,371,048	$2,870,606
Accrued expenses	6,078,179	6,468,167

Total current liabilities	10,449,227	9,338,773

Long-term liabilities	521,098	507,426

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized--3,000,000 shares
Issued and outstanding--none	-	-
Common stock, $.001 par value
Authorized--30,000,000 shares
Issued and outstanding--13,244,106 shares at March 31, 2009 and 13,122,291 shares at December 31, 2008	13,244	13,122
Additional paid-in capital	52,875,032	52,659,855
Treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(56,916)	(108,407)
Accumulated deficit	(41,848,377)	(38,045,604)

Total stockholders’ equity	10,863,383	14,399,366

Total Liabilities and Stockholders’ Equity	$21,833,708	$24,245,565

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Product sales	$3,477,771	$4,807,985
Net royalty income	-	12,270

Total revenues	3,477,771	4,820,255

Costs and expenses:
Cost of product sales	1,409,246	1,462,236
Research and development	2,194,236	2,975,129
General and administrative	2,402,527	2,455,625
Selling and marketing	1,300,459	2,164,125

Total costs and expenses	7,306,468	9,057,115

Loss from operations	(3,828,697)	(4,236,860)

Other income (expense):
Currency transaction (loss) gain	(20,890)	61,070
Interest income	56,652	299,361

Total other income, net	35,762	360,431

Loss before income taxes	(3,792,935)	(3,876,429)

Income tax expense	9,838	17,344

Net loss	$(3,802,773)	$(3,893,773)

Basic and diluted loss per common share:	$(0.29)	$(0.30)

Basic and diluted weighted average common shares outstanding:	13,101,205	12,973,797

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,802,773)	$(3,893,773)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,714	75,780
Amortization of bond premium (discount)	6,788	(69,393)
Share-based compensation expense	137,022	161,474
Change in assets and liabilities-
Accounts receivable	882,699	(358,228)
Inventories	119,981	(78,616)
Prepaid expenses and other current assets	32,943	2,102,409
Accounts payable	1,500,442	(263,865)
Accrued expenses and long-term liabilities	(304,476)	(610,686)

Net cash used in operating activities	(1,352,660)	(2,934,898)

Cash flows from investing activities:
Purchases of property and equipment	(6,463)	(59,811)
Purchases of marketable securities	(515,275)	(6,552,284)
Maturities of marketable securities	8,700,000	14,800,000

Net cash provided by investing activities	8,178,262	8,187,905

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	7,275
Proceeds from issuance of common stock under the employee stock purchase plan	6,437	102,788

Net cash provided by financing activities	6,437	110,063

Net increase in cash and cash equivalents	6,832,039	5,363,070
Cash and cash equivalents, beginning of period	4,899,179	6,984,383

Cash and cash equivalents, end of period	$11,731,218	$12,347,453

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$71,840	$-

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $3.8 million for the three months ended March 31, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $41.8 million as of March 31, 2009. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. In addition, given the current global economic climate, it is unlikely that equity sources of capital at acceptable value will be available in the short-term.

We have historically funded our operations primarily through public offerings, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At March 31, 2009, we had cash, cash equivalents and marketable securities of $16.3 million. We believe such amounts will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. In particular, we have reevaluated both programs and resources allocated to those programs and reduced spending where appropriate. These reductions are anticipated to reduce our cash outflows by greater than $1.0 million in 2009. We have also repositioned our sales force in Europe and the rest of the world to increase our sales. We also believe that, while the completion of the CLOSURE I trial will continue to require working capital, expenditures will be approximately $1.0 million less in 2009 than 2008, given that the data analysis for our CLOSURE I trial is currently expected to be in 2010. Should such actions not be sufficient to ensure that the cash, cash equivalents and marketable securities we have on hand at March 31, 2009 is enough to support our operations, we have the ability to further adjust our investment in research and development activities and, if necessary, take additional actions to reduce cash outflows. We are also in discussions with a financial institution regarding a possible credit facility. Based on current projections and plans, we believe there is sufficient cash to complete the CLOSURE I trial and continue operations at least until we receive a decision with respect to a PMA/stroke and TIA indication in the U.S.

Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to FDA approval, and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. Failure to raise capital if needed could materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 8 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of operations:

	For The Three Months Ended March 31,
	2009	2008
Cost of product sales	$773	$9,506
Research and development	23,088	44,545
General and administrative	101,388	78,980
Selling and marketing	11,773	28,443

	$137,022	$161,474

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected life (years)	4	4
Expected stock price volatility	74.18% - 74.96%	58.90% - 59.40%
Weighted average stock price volatility	74.18%	59.40%
Expected dividend yield	0	0
Risk-free interest rate	1.91% - 1.99%	2.46% - 2.73%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. As required by Statement of Financial Accounting Standards No. 123R, “Share- Based Payment,” or SFAS 123R, we adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the three months ended March 31, 2009 and 2008 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the three months ended March 31, 2009:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)

Options outstanding at January 1, 2009	1,702,463	$6.96
Granted	50,750	0.81
Exercised	-	-		$-
Cancelled	102,816	6.26

Options outstanding at March 31, 2009	1,650,397	$6.81	4.80	$-

Options vested or expected to vest at March 31, 2009	1,592,960	$6.85	4.65	$-

Options exercisable at March 31, 2009	1,363,210	$7.04	3.95	$-

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.81 and $1.92, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $5,000. There were no options exercised during the three months ended March 31, 2009. Net cash proceeds from the exercise of stock options were $7,275 for the three months ended March 31, 2008.

At March 31, 2009, there was approximately $636,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4 years.

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

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt Equity Securities,” we have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at March 31, 2009, consisted of approximately $4.5 million of debt instruments with maturities ranging from April 2009 to September 2009. There are no investments in our portfolio that have been in an unrealized loss position for 12 months or longer. We hold one investment, with a fair value of $739,000, a cost basis (including accrued interest) of $788,000 and an unrealized loss recorded in accumulated other comprehensive loss of $49,000 at March 31, 2009. We have not considered this investment as other than temporarily impaired at March 31, 2009 based on the following: i) our evaluation of the issuer’s financial position, ii) the duration of the decline in fair value below our cost, and iii) our ability and intent to hold this investment until its maturity in May 2009. Accrued interest receivable of approximately $61,000 and $136,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

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

	March 31, 2009
		Fair Value Measurements at the Reporting Date Using
		Level 1	Level 2	Level 3
Corporate Debentures/Bonds	$3,284,671	$-	$3,284,671	$-
Commercial Paper	649,946	-	649,946	-
Certificates of Deposit	600,000	-	600,000	-

Total	$4,534,617	$-	$4,534,617	$-

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2009	At December 31, 2008
Raw materials	$597,063	$573,417
Work-in-process	157,145	134,154
Finished goods	1,143,984	1,310,602

	$1,898,192	$2,018,173

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Net Royalty Income

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc., or Bard, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Beginning in 2008, the royalty rate we receive from Bard decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products remained the same. For the three months ended March 31, 2009 and 2008, this results in a net royalty expense reflected in general and administrative expenses of approximately $377,000 and $364,000, respectively. The royalty income reported for the three months ended March 31, 2008 was earned from Boston Scientific Corporation.

7. Income Taxes

For the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes of $9,838 and $17,344, respectively, as a result of the increase to the liability for uncertain tax positions not recorded during the period.

Our uncertain tax positions were $200,012 and $206,154 at December 31, 2008 and March 31, 2009 respectively and relate to various tax jurisdictions. If the uncertain tax positions of $206,154 at March 31, 2009 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three months ended March 31, 2009 and 2008 for potential interest in the amount of $2,660 and $1,708, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2006 to 2008 remain subject to examination by federal authorities and the 2004 through 2008 tax years remain subject to examination by their respective state and foreign tax authorities.

8. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share was presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-

the-money options which is calculated based on the average share price for each period using the treasury stock method. For the three months ended March 31, 2008, options to purchase 171,116 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

9. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended March 31,
	2009	2008

Net loss	$(3,802,773)	$(3,893,773)
Unrealized gain on marketable securities	51,491	15,574

Net comprehensive loss	$(3,751,282)	$(3,878,199)

The accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

10. Recent Accounting Pronouncements

(a) Recently adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS No. 141R and SFAS 160 as of January 1, 2009. The adoption had no impact on the condensed consolidated results of operations or financial position included herein.

11. Commitments and Contingencies

(a) Litigation

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third installment of $375,000 on March 31, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The remaining $875,000 in payments is due to be paid in 2009 and the next installment is due June 30, 2009.

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

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $30 million through completion of the trial and submission to the FDA. Of this total, approximately $22.6 million was incurred through December 31, 2008. We currently project 2009 costs to approximate $4.5 million and approximately $800,000 was incurred during the three months ended March 31, 2009. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Patient enrollment was completed in October 2008. On April 7, 2009 we announced that, with the approval of the CLOSURE I Executive Committee, we recently received the findings of an independent statistical review committee regarding the timing of CLOSURE I data analysis. The independent statistical committee comprised of biostatisticians and trial design experts, whose charter had been previously approved by the FDA, determined that it was “highly likely” that sufficient primary outcome events (strokes and TIAs) would have occurred so that an analysis could be performed in October 2009 – one year earlier than originally planned. At that time, 93% of the trial data will be available and all patients will have completed at least one year of follow-up. However, while an early event driven analysis may be statistically valid, the CLOSURE I Executive Committee advised that, at this time, the best statistical power to observe a significant difference in treatment alternatives would be to follow the original trial timeline. Based upon the regulatory challenges inherent in any PMA application, including the need for clinical data with high statistical integrity, and the importance of obtaining the support of our clinicians for our PMA application, we have decided, at this time, to maintain the two-year timetable for data analysis and that the data analysis will be performed in October 2010.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.2 million. Of this total, approximately $1.1 million was incurred through 2008 and approximately $40,000 was incurred during the three months ended March 31, 2009. We expect to complete this trial in 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. Matters discussed in this Quarterly Report on Form 10-Q and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, expenses associated with clinical trials and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies in the quarter ended March 31, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended March 31,				Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	%	2008	%
	(In thousands, except percentages)
Revenues:
Product sales	$3,478	100.0%	$4,808	99.8%	$(1,330)	-27.7%
Net royalty income	-	0.0%	12	0.2%	(12)	-

Total revenues	3,478	100.0%	4,820	100.0%	(1,342)	-27.8%

Costs and expenses:
Cost of product sales	1,409	40.5%	1,462	30.4%	(53)	-3.6%
Research and development	2,194	63.1%	2,975	61.7%	(781)	-26.3%
General and administrative	2,403	69.1%	2,456	51.0%	(53)	-2.2%
Selling and marketing	1,301	37.4%	2,164	44.9%	(863)	-39.9%

Total costs and expenses	7,307	210.1%	9,057	187.9%	(1,750)	-19.3%

Loss from operations	(3,829)	-110.1%	(4,237)	-87.9%	408	-9.6%

Other income (expense):
Currency transaction (loss) gain	(21)	-0.6%	61	1.3%	(82)	-
Interest income	57	1.6%	299	6.2%	(242)	-80.9%

Total other income	36	1.0%	360	7.5%	(324)	-90.0%

Loss before income taxes	(3,793)	-109.1%	(3,877)	-80.4%	84	-2.2%

Income tax expense	10	0.3%	17	0.4%	(7)	-41.2%

Net loss	$(3,803)	-109.3%	$(3,894)	-80.8%	$91	-2.3%

REVENUES THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

	Three Months Ended March 31,		Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	2008
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$2,292	$2,834	$(542)	(19.1)%
Europe	1,038	1,974	(936)	(47.4)%
Latin America	148	-	148	-

Total product sales	3,478	4,808	(1,330)	(27.7)%

Net royalty income:
Boston Scientific Corporation	-	12	(12)	(100.0)%

Total net royalty income	-	12	(12)	(100.0)%

Total revenues	$3,478	$4,820	$(1,342)	(27.8)%

The decrease in product sales for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily a result of the challenging global economy. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. We continue to make progress increasing overall unit sales of BioSTAR® and, as part of our effort to increase sales, we have added distributors to previously untargeted markets in Europe and Latin America. The early response in these new territories has been encouraging and we believe these areas and others will contribute to revenue growth in the quarters ahead. European sales represented approximately 29.8% and 41.0% of total product sales for the three months ended March 31, 2009 and 2008, respectively.

Cost of Product Sales. For the three months ended March 31, 2009, cost of product sales, as a percentage of total product sales, was approximately 40.5% compared with approximately 30.4% in the comparable period of 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. For the full year 2009, we currently expect cost of product sales to be approximately 37.5% of total product sales, compared with approximately 33.4% for fiscal 2008. Included in cost of product sales were royalty expenses of approximately $377,000 and $364,000 for the three months ended March 31, 2009 and 2008, respectively.

Research and Development. Research and development expense decreased approximately $780,000, or 26.3%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs as well as lower personnel costs.

We currently expect 2009 research and development expense to decrease to approximately $10.0 million compared to approximately $13.2 million in 2008. This anticipated decrease is primarily related to the completion of our clinical trial enrollment work. We have the ability to further adjust our investment in research and development activities.

General and Administrative. General and administrative expense decreased approximately $50,000, or 2.2%, for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. Our CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement, including severance in the form of continued payment of his salary for twelve months in the amount of $460,000, accrued and unused vacation pay in the amount of approximately $35,000, health benefits for a period of 18 months, and the acceleration of the vesting of the CEO’s unvested stock options in the amount of approximately $50,000 were included in general and administrative expenses for the three months ended March 31, 2009. Also included as a reduction to general and administrative expense for the three months ended March 31, 2009, is a payment received of $375,000 pursuant to a settlement agreement with Cardia, Inc.

General and administrative expense is currently expected to decrease slightly to approximately $8.3 million in 2009 compared to approximately $8.6 million in 2008.

Selling and Marketing. Selling and marketing expense decreased approximately $850,000, or 39.9%, for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily the result of decreased expenses related to commissions and sales bonuses due to lower sales and decreased travel and promotion expenses related to BioSTAR®. We currently expect worldwide selling and marketing expense in 2009 to decrease approximately $1.5 million compared to 2008, the result of a restructured and refocused sales structure which includes increased use of distribution channels.

Interest Income. The decrease in interest income for the three months ended March 31, 2009 compared to the same period in 2008 was primarily related to lower cash balances and lower interest rates during 2009. We currently expect interest income to approximate $200,000 in 2009 compared to $768,000 in 2008, primarily due to the use of approximately $10 million of cash, cash equivalents and marketable securities to fund 2009 operations.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2009 and therefore have not made a provision for taxes on continuing operations in the three months ended March 31, 2009. For the three months ended March 31, 2009 and 2008, we recorded income tax expense of $9,838 and $17,344 for the establishment of a liability for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $16.3 million as of March 31, 2009 will be sufficient to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to FDA approval. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $6 million to $8 million at the end of 2009. This projection assumes a use of cash for 2009 of approximately $10 million compared to $13.4 million in 2008. We believe our cash use for 2009 will decrease compared to 2008, with clinical trial spending decreasing approximately $1.0 million, given that the data analysis for our CLOSURE I trial is currently expected to be in 2010. We have also implemented a series of cost reduction initiatives including reducing headcount throughout the organization, reprioritizing our internal programs and restructuring various departments that we believe will decrease expenses by greater then $1.0 million in 2009 compared to 2008. Based on current projections and plans, we believe that we have sufficient capital resources to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. However, these forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $3.8 million for the three months ended March 31, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $41.8 million as of March 31, 2009. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. However, given the current global economic climate, it is unlikely that equity sources of capital at acceptable value will be available in the short-term. We do not currently have any line of credit arrangements, but we are in discussions with a financial institution regarding a possible credit facility.

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash, cash equivalents and marketable securities	$16,266	$28,175
Net cash used in operating activities	(1,353)	(2,935)
Net cash provided by investing activities	8,178	8,188
Net cash provided by financing activities	6	110

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 totaled approximately $1.4 million and consisted of a net loss of approximately $3.8 million partially offset by a net decrease in working capital requirements of approximately $2.2 million and non-cash charges of approximately $220,000.

The non-cash charges of approximately $220,000 during the three months ended March 31, 2009 consisted of (i) stock-based compensation, (ii) depreciation of property and equipment and (iii) amortization of bond premium.

The primary elements of the $2.2 million net decrease in working capital during the three months ended March 31, 2009 consisted of an increase in accounts payable of approximately $1.5 million due primarily to the timing of royalty payments and decreases in accounts receivable of approximately $900,000, offset by a decrease in accrued expenses and long-term liabilities of approximately $300,000.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $8.2 million during the three months ended March 31, 2009 consisted primarily of approximately $8.7 million of proceeds from maturities of marketable securities, offset by approximately $515,000 of purchases of marketable securities. This compared to net cash provided by investing activities of approximately $8.2 million during the three months ended March 31, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $6,000 and $110,000 for the three months ended March 31, 2009 and 2008, respectively. For both periods, this was primarily attributable to proceeds from the issuance of shares of common stock pursuant to our employee stock purchase plan. The period ended March 31, 2008 also included proceeds from the exercise of common stock options.

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

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2009, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009 and December 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

We are subject to market risk in the form of foreign currency risk. We denominate certain product sales and operating expenses in non-U.S. currencies, resulting in exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial condition.

We translate the accounts of our foreign subsidiaries in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of these foreign subsidiaries is the U.S. dollar and, accordingly, translation gains and losses are reflected in the consolidated statements of operations. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the period. We are subject to foreign currency exposure, although this has not been significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the

U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third installment of $375,000 on March 31, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The remaining $875,000 in payments is due to be paid in 2009 and the next installment is due June 30, 2009.

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

Other than as described above, we have no material pending legal proceedings

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 900 patients. In October 2008, we announced that we completed patient enrollment in this clinical trial. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. We currently expect to perform the analysis on the data in October 2010. We currently estimate the total costs of CLOSURE I to be approximately $30 million through completion of the clinical trial and submission to the FDA. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

Given the current tightening of financing markets and the general economic environment, we believe it prudent to evaluate financing alternatives that will provide increased liquidity to the company if needed. In the future we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. However, given the current market conditions, we may not be able to raise sufficient market capital using this registration statement or otherwise. Any additional equity financing or other transaction involving securities exercisable or convertible into our equitable securities may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Based on current projections and plans, we believe that we have sufficient capital resources to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. We do not have any line of credit arrangements, and we may not be able to obtain any such credit facilities on acceptable terms, if at all, but we are in discussions with a financial institution regarding a possible credit facility.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Our combined U.S. and European sales and marketing organization headcount is 18. Because we had previously marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can further expand geographically in Europe, Latin America or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities. Expanding in these markets could also impose foreign currency risks on sales not denominated in US dollars, increase our costs to remain in compliance with foreign laws, and heighten risk of non-performance by the other parties to agreements to which the company is a party.

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

ITEM 6.	EXHIBITS

See the Exhibit Index on page 23 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: May 6, 2009	By:	/s/ FRANCIS J. MARTIN
Francis J. Martin
President and Chief Executive Officer

Date: May 6, 2009	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit
31.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.