Form 10-Q
period 2009-06-30
NMT MEDICAL INC
filed 2009-08-04
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☒

As of July 30, 2009, there were 13,228,294 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At June 30, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$11,115,391	$4,899,179
Marketable securities	1,259,048	12,674,639
Accounts receivable, net of allowances of $110,000 at June 30, 2009 and $135,000 at December 31, 2008	1,747,569	2,511,934
Inventories	1,733,465	2,018,173
Prepaid expenses and other current assets	1,234,709	1,212,947

Total current assets	17,090,182	23,316,872

Property and equipment, at cost:
Laboratory and computer equipment	1,997,539	1,974,468
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	334,300

	3,605,075	3,584,889
Less accumulated depreciation and amortization	2,789,426	2,656,196

Total property and equipment, net	815,649	928,693

Total Assets	$17,905,831	$24,245,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,620,177	$2,870,606
Accrued expenses	5,596,215	6,468,167

Total current liabilities	10,216,392	9,338,773

Long-term liabilities	535,328	507,426

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized--3,000,000 shares Issued and outstanding--none	-	-
Common stock, $.001 par value Authorized--30,000,000 shares Issued and outstanding--13,244,106 shares at June 30, 2009 and 13,122,291 shares at December 31, 2008	13,244	13,122
Additional paid-in capital	52,951,695	52,659,855
Treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive income (loss)	5,094	(108,407)
Accumulated deficit	(45,696,322)	(38,045,604)

Total stockholders’ equity	7,154,111	14,399,366

Total Liabilities and Stockholders’ Equity	$17,905,831	$24,245,565

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$3,181,843	$4,456,920	$6,659,614	$9,264,905
Net royalty income	-	5,900	-	18,170

Total revenues	3,181,843	4,462,820	6,659,614	9,283,075

Costs and expenses:
Cost of product sales	1,416,760	1,353,867	2,826,006	2,816,103
Research and development	2,432,422	3,769,167	4,626,658	6,744,296
General and administrative	1,701,954	2,427,616	4,104,481	4,883,241
Selling and marketing	1,516,459	2,724,405	2,816,918	4,888,530

Total costs and expenses	7,067,595	10,275,055	14,374,063	19,332,170

Loss from operations	(3,885,752)	(5,812,235)	(7,714,449)	(10,049,095)

Other income:
Currency transaction gain	23,623	8,760	2,733	69,830
Interest income	24,741	203,206	81,393	502,567

Total other income	48,364	211,966	84,126	572,397

Loss before income taxes	(3,837,388)	(5,600,269)	(7,630,323)	(9,476,698)

Income tax expense	10,557	24,326	20,395	41,670

Net loss	$(3,847,945)	$(5,624,595)	$(7,650,718)	$(9,518,368)

Basic and diluted loss per common share:	$(0.29)	$(0.43)	$(0.58)	$(0.73)

Basic and diluted weighted average common shares outstanding:	13,204,106	13,007,547	13,152,940	12,990,844

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,650,718)	$(9,518,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,115	148,819
Amortization of bond premium (discount)	19,367	(84,975)
Share-based compensation expense	213,685	337,007
Change in assets and liabilities-
Accounts receivable	764,365	234,380
Inventories	284,708	(424,253)
Prepaid expenses and other current assets	(21,762)	2,178,995
Accounts payable	1,749,571	1,151,059
Accrued expenses and long-term liabilities	(772,210)	156,868

Net cash used in operating activities	(5,272,879)	(5,820,468)

Cash flows from investing activities:
Purchases of property and equipment	(27,071)	(85,180)
Purchases of marketable securities	(515,275)	(9,227,649)
Maturities of marketable securities	12,025,000	22,050,000

Net cash provided by investing activities	11,482,654	12,737,171

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	16,026
Proceeds from issuance of common stock under the employee stock purchase plan	6,437	102,788

Net cash provided by financing activities	6,437	118,814

Net increase in cash and cash equivalents	6,216,212	7,035,517
Cash and cash equivalents, beginning of period	4,899,179	6,984,383

Cash and cash equivalents, end of period	$11,115,391	$14,019,900

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$71,840	$-

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $7.7 million for the six months ended June 30, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $45.7 million as of June 30, 2009. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At June 30, 2009, we had cash, cash equivalents and marketable securities of $12.4 million. We believe such amounts in addition to increased worldwide sales and reduced expenses will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. In particular, we have reevaluated both programs and resources allocated to those programs and reduced spending where appropriate. These reductions are anticipated to reduce our cash outflows by approximately $2.0 million in 2009. Through June 30, 2009, we have reduced our cash outflows by approximately $1.0 million. We have also repositioned our sales force in Europe and the rest of the world to increase our sales. We also believe that, while the completion of the CLOSURE I trial will continue to require working capital, expenditures related to CLOSURE I will be approximately $1.0 million less in 2009 than 2008, given that the data analysis for our CLOSURE I trial is currently expected to be in 2010. Should such actions not be sufficient to ensure that the cash, cash equivalents and marketable securities we have on hand at June 30, 2009 is enough to support our operations, we have the ability to further adjust our investment in research and development activities and, if necessary, take additional actions to reduce cash outflows. In addition, we have recently secured a two-year, $4 million revolving credit facility with Silicon Valley Bank. Based on current projections and plans, we believe there is sufficient cash to complete the CLOSURE I trial and continue operations at least until we receive a decision with respect to a PMA/stroke and TIA indication in the U.S.

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

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 8 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of operations:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Cost of product sales	$2,248	$13,240	$3,021	$22,747
Research and development	19,587	36,816	42,675	81,361
General and administrative	44,336	97,203	145,724	176,182
Selling and marketing	10,492	28,275	22,265	56,718

	$76,663	$175,534	$213,685	$337,008

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2009	2008
Expected life (years)	4	4
Expected stock price volatility	74.18% - 81.41%	57.35% - 60.64%
Weighted average stock price volatility	76.92%	59.67%
Expected dividend yield	0%	0%
Risk-free interest rate	1.31% - 2.05%	2.46% - 3.57%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the six months ended June 30, 2009 and 2008 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the six months ended June 30, 2009:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)

Options outstanding at January 1, 2009	1,702,463	$ 6.96
Granted	281,750	3.76
Exercised	-	-		$ -
Cancelled	108,078	6.55

Options outstanding at June 30, 2009	1,876,135	$ 6.50	5.22	$ 177

Options vested or expected to vest at June 30, 2009	1,775,722	$ 6.58	4.99	$ 152

Options exercisable at June 30, 2009	1,374,068	$ 7.01	3.76	$ 25

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2009 was $0.85 and $0.78, respectively. There were no options exercised during the six months ended June 30, 2009.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2008 was $2.34 and $2.06, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2008 was $1,000 and $5,000, respectively. Net cash proceeds from the exercise of stock options were $7,275 and $16,026 for the three and six months ended June 30, 2008, respectively.

At June 30, 2009, there was approximately $700,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4 years.

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

We have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at June 30, 2009, consisted of approximately $1.3 million of debt instruments with maturities ranging from August 2009 to September 2009. There are no investments in our portfolio that are in an unrealized loss position at June 30, 2009. Accrued interest receivable of approximately $24,000 and $136,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

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

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We determine the fair value of our corporate bonds, commercial paper and certificates of deposit at the reporting date using Level 2 inputs. These types of instruments trade in markets that are not considered to be active, but our initial value is based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. We engage a financial advisor to assist us in validating the assumptions and data obtained from our primary valuation source. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

		Fair Value Measurements at the Reporting Date Using
	June 30, 2009	Level 1	Level 2	Level 3
Corporate Debentures/Bonds	$1,259,048	$-	$1,259,048	$-

Total	$1,259,048	$-	$1,259,048	$-

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2009	At December 31, 2008

Raw materials	$566,950	$573,417
Work-in-process	74,644	134,154
Finished goods	1,091,871	1,310,602

	$1,733,465	$2,018,173

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Income Taxes

For the three and six months ended June 30, 2009, we recorded a provision for income taxes of $10,557 and $20,395, respectively, and for the three and six months ended June 30, 2008, we recorded a provision for income taxes of $24,326 and $41,670, respectively, as a result of the increase to the liability for uncertain tax positions not recorded during these periods.

Our uncertain tax positions were $200,012 and $212,853 at December 31, 2008 and June 30, 2009 respectively and relate to various tax jurisdictions. If the uncertain tax positions of $212,853 at June 30, 2009 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three and six months ended June 30, 2009 for potential interest in the amount of $2,660 and $5,320, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2006 to 2008 remain subject to examination by federal authorities and the 2004 through 2008 tax years remain subject to examination by their respective state and foreign tax authorities.

7. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. For the periods ended June 30, 2009, options to purchase 1,876,135 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive. For the periods ended June 30, 2008, options to purchase 1,812,207 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

8. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(3,847,945)	$(5,624,595)	$(7,650,718)	$(9,518,368)

Unrealized gain (loss) on marketable securities	62,010	(32,551)	113,501	(16,977)

Net comprehensive loss	$(3,785,935)	$(5,657,146)	$(7,537,217)	$(9,535,345)

The accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets consists entirely of unrealized gains and losses on marketable securities.

9. Recent Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly we have adopted the provisions of this FSP as of June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not materially impact our financial condition, results of operations, or cash flow.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165. SFAS No. 165 describes the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 2.

10. Commitments and Contingencies

(a) Litigation

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to

us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The remaining $500,000 in payments is due to be paid in 2009 and the next installment is due September 30, 2009.

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

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $30 million through completion of the trial and submission to the FDA. Of this total, approximately $22.6 million was incurred through December 31, 2008. We currently project 2009 costs to approximate $4.5 million and approximately $1.9 million was incurred during the six months ended June 30, 2009. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, the conditional probability of a statistically significant benefit will require an enrollment of 900 patients. Patient enrollment was completed in October 2008. On April 7, 2009 we announced that, with the approval of the CLOSURE I Executive Committee, we recently received the findings of an independent statistical review committee regarding the timing of CLOSURE I data analysis. The independent statistical committee comprised of biostatisticians and trial design experts, whose charter had been previously approved by the FDA, determined that it was “highly likely” that sufficient primary outcome events (strokes and TIAs) would have occurred so that an analysis could be performed in October 2009 – one year earlier than originally planned. At that time, 93% of the trial data will be available and all patients will have completed at least one year of follow-up. However, while an early event driven analysis may be statistically valid, the CLOSURE I Executive Committee advised that, at this time, the best statistical power to observe a significant difference in treatment alternatives would be to follow the original trial timeline. Based upon the regulatory challenges inherent in any PMA application, including the need for clinical data with high statistical integrity, and the importance of obtaining the support of our clinicians for our PMA application, we have decided, at this time, to maintain the two-year timetable for data analysis and that the data analysis will be performed in October 2010.

MIST III

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.2 million. Of this total, approximately $1.1 million was incurred through 2008 and approximately $78,000 was incurred during the six months ended June 30, 2009. We expect to complete this trial in 2009.

(c) Other

On June 24, 2009 we announced the addition of Richard E. Davis to our Board of Directors, which increased our board to six members.

11. Loan and Security Agreement

On June 26, 2009 we entered into a Loan and Security Agreement, or the Agreement, with Silicon Valley Bank.

The Agreement provides for a $4 million revolving credit facility, or the Revolving Line. Up to $500,000 of the Revolving Line may be used to secure letters of credit, foreign exchange contracts and cash management services of the calendar month following the advance under the Agreement. The Revolving Line may be used by us to finance working capital needs and matures on June 25, 2011, or the Maturity Date.

The principal amount outstanding under the Revolving Line made pursuant to the Agreement will accrue interest at a floating per annum rate equal to the Lender’s prime rate plus two and one-half percentage points (2.50%), but in no event less than 6.5%, with such interest to be paid monthly, in arrears, and any unpaid principal to be due and payable on the Maturity Date. In addition, the Borrower will pay 0.5% per annum to the Lender for any amount not advanced under the line, payable monthly.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, expenses associated with clinical trials, share-based compensation and fair value measurements of marketable securities are described in our Annual Report on

Form 10-K for the year ended December 31, 2008, or are described below. With the exception of the update listed below, there have been no material changes to our critical accounting policies in the quarter ended June 30, 2009.

Fair Value Measurements of Marketable Securities

In determining the fair value of our marketable securities, we consider the level of market activity and the availability of prices for the specific security that we hold. If a security is traded in an active market and prices are regularly and readily available (“Level 1 inputs”), valuation of these securities does not entail a significant degree of judgment. When using Level 1 inputs, we do not adjust the market price for such instruments, even in situations where we hold a large position and a sale could reasonably impact the market price. If we conclude that the market is not active for the identical security we hold, we evaluate various observable data points (“Level 2 inputs”) for the identical security or similar securities in developing the fair value estimates. The identification of similar securities requires some level of judgment. We use quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency to develop our initial value. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source. We then apply judgment to ensure the fair value is reflective of any credit rating degradation of the issuer or recent marketplace activity. Adjustments to the Level 2 inputs, which are primarily to reflect the volume and level of activity in the markets for the similar securities compared to the security we hold, are evaluated for significance to the overall fair value measurement. We do not have any securities for which the fair value is determined using Level 3 inputs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Three Months Ended June 30,				Increase (Decrease)	% Change
	2009	%	2008	%	2008 to 2009	2008 to 2009
	(In thousands, except percentages)
Revenues:
Product sales	$3,182	100.0%	$4,457	99.9%	$(1,275)	(28.6)%
Net royalty income	-	0.0%	6	0.1%	(6)	-

Total revenues	3,182	100.0%	4,463	100.0%	(1,281)	(28.7)%

Costs and expenses:
Cost of product sales	1,417	44.5%	1,354	30.4%	63	4.7%
Research and development	2,432	76.4%	3,769	84.4%	(1,337)	(35.5)%
General and administrative	1,702	53.5%	2,428	54.4%	(726)	(29.9)%
Selling and marketing	1,517	47.7%	2,724	61.0%	(1,207)	(44.3)%

Total costs and expenses	7,068	222.1%	10,275	230.2%	(3,207)	(31.2)%

Loss from operations	(3,886)	(122.1)%	(5,812)	(130.2)%	1,926	(33.1)%

Other income (expense):
Currency transaction gain	24	0.8%	9	0.2%	15	166.7%
Interest income	25	0.8%	203	4.5%	(178)	(87.7)%

Total other income	49	1.5%	212	4.8%	(163)	(76.9)%

Loss before income taxes	(3,837)	(120.6)%	(5,600)	(125.5)%	1,763	(31.5)%

Income tax expense	11	0.3%	24	0.5%	(13)	(54.2)%

Net loss	$(3,848)	(120.9)%	$(5,624)	(126.0)%	$1,776	(31.6)%

REVENUES

  THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

	Three Months Ended June 30,		Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	2008
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$2,403	$2,864	$(461)	(16.1)%
Europe	773	1,593	(820)	(51.5)%
Latin America	6	-	6	-

Total product sales	3,182	4,457	(1,275)	(28.6)%

Net royalty income:
Boston Scientific Corporation	-	6	(6)	(100.0)%

Total net royalty income	-	6	(6)	(100.0)%

Total revenues	$3,182	$4,463	$(1,281)	(28.7)%

The decrease in product sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily a result of the challenging global economy. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. As part of our effort to increase sales, during the second quarter we continued our strategy of expanding into new geographic territories by adding distributors in previously untargeted countries in Europe and Latin America. However, product registration in some of those target markets in Latin America has taken longer than expected, which resulted in the revenue shortfall versus our forecast during the second quarter. Despite this delay, we believe we are making progress in our geographic expansion and expect to realize increased sales from these actions during the second half of this year. European sales represented approximately 24.3% and 35.7% of total product sales for the three months ended June 30, 2009 and 2008, respectively. In Europe, we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedure market share.

Cost of Product Sales. Cost of product sales increased approximately $63,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of product sales, as a percentage of total product sales, also increased compared to the same period last year and was approximately 44.5% compared with approximately 30.4% in 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. For the full year 2009, we currently expect cost of product sales to be approximately 40.0% of total product sales, compared with approximately 33.4% for fiscal 2008. Included in cost of product sales are royalty expenses of approximately $481,000 and $556,000 for the three months ended June 30, 2009 and 2008, respectively.

Research and Development. Research and development expense decreased approximately $1.3 million, or 35.5%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs as well as lower personnel and related costs.

We currently expect full year 2009 research and development expense to decrease to approximately $10.0 million compared to approximately $13.2 million in 2008. This anticipated decrease is primarily related to the completion of our clinical trial enrollment work. As programs develop or mature, we also have the ability to further adjust our investment in research and development activities.

General and Administrative. General and administrative expense decreased approximately $726,000, or 29.9%, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. Included as a reduction to general and administrative expense for the three months ended June 30, 2009, is a payment received of $375,000 pursuant to a settlement agreement with Cardia, Inc. The decrease in general and administrative expenses was also due to reduced costs for payroll and related costs of approximately $165,000. Other savings of approximately $186,000 were spread across numerous account classifications.

General and administrative expense is currently expected to decrease to approximately $7.7 million in 2009 compared to approximately $8.6 million in 2008.

Selling and Marketing. Selling and marketing expense decreased approximately $1.2 million, or 44.3%, for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily the result of decreased expenses related to commissions and sales bonuses due to lower sales and decreased travel and promotion expenses related to BioSTAR®. We currently expect worldwide selling and marketing expense in 2009 to decrease approximately $3.5 million compared to 2008, the result of a restructured and refocused sales structure which includes increased use of distributors.

Interest Income. The decrease in interest income for the three months ended June 30, 2009 compared to the same period in 2008 was primarily related to lower cash balances and lower interest rates during 2009. We currently expect interest income to approximate $120,000 in 2009 compared to $768,000 in 2008, primarily due to reduced cash balances resulting from the use of approximately $10 million of cash, cash equivalents and marketable securities to fund 2009 operations.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2009 and therefore have not made a provision for taxes on continuing operations in the three months ended June 30, 2009. For the three months ended June 30, 2009 and 2008, we recorded income tax expense of $10,557 and $24,326, respectively, for the establishment of a liability for uncertain tax positions.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Six Months Ended June 30,				Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	%	2008	%
	(In thousands, except percentages)
Revenues:
Product sales	$6,660	100.0%	$9,265	99.8%	$(2,605)	(28.1)%
Net royalty income	-	0.0%	18	0.2%	(18)	(100.0)%

Total revenues	6,660	100.0%	9,283	100.0%	(2,623)	(28.3)%

Costs and expenses:
Cost of product sales	2,826	42.4%	2,816	30.4%	10	0.4%
Research and development	4,627	69.5%	6,744	72.6%	(2,117)	(31.4)%
General and administrative	4,104	61.6%	4,883	52.6%	(779)	(16.0)%
Selling and marketing	2,817	42.3%	4,889	52.7%	(2,072)	(42.4)%

Total costs and expenses	14,374	215.8%	19,332	208.3%	(4,958)	(25.6)%

Loss from operations	(7,714)	(115.8)%	(10,049)	(108.3)%	2,335	(23.2)%

Other income (expense):
Currency transaction gain	3	0.0%	70	0.8%	(67)	(95.7)%
Interest income	81	1.2%	502	5.4%	(421)	(83.9)%

Total other income	84	1.3%	572	6.2%	(488)	(85.3)%

Loss before income taxes	(7,630)	(114.6)%	(9,477)	(102.1)%	1,847	(19.5)%

Income tax expense	21	0.3%	41	0.4%	(20)	(48.8)%

Net loss	$(7,651)	(114.9)%	$(9,518)	(102.5)%	$1,867	(19.6)%

REVENUES

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

	Six Months Ended June 30,		Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	2008
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$4,695	$5,698	$(1,003)	(17.6)%
Europe	1,811	3,567	(1,756)	(49.2)%
Latin America	154	-	154	-

Total product sales	6,660	9,265	(2,605)	(28.1)%

Net royalty income:
Boston Scientific Corporation	-	18	(18)	(100.0)%

Total net royalty income	-	18	(18)	(100.0)%

Total revenues	$6,660	$9,283	$(2,623)	(28.3)%

The decrease in product sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily a result of the challenging global economy. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. As part of our effort to increase sales, we have added distributors to previously untargeted markets in Europe and Latin America. Product registration in some target markets in Latin America has taken longer than expected. In spite of the delay, we believe we are making progress in our geographic expansion and expect to realize top-line benefits from these customers during the second half of this year. European sales represented approximately 27.2% and 38.5% of total product sales for the six months ended June 30, 2009 and 2008, respectively. In Europe, we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedure market share.

Cost of Product Sales. For the six months ended June 30, 2009, cost of product sales, as a percentage of total product sales, was approximately 42.4% compared with approximately 30.4% in the comparable period of 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. Included in cost of product sales were royalty expenses of approximately $995,000 and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

Research and Development. Research and development expense decreased approximately $2.1 million, or 31.4%, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs as well as lower personnel and related costs.

General and Administrative. General and administrative expense decreased approximately $779,000, or 16.0%, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. Included as a reduction to expense are two payments received totaling $750,000 pursuant to a settlement agreement with Cardia, Inc. The decrease in general and administrative expenses was also due to lower legal costs relating to patent work and additional savings spread across numerous account classifications. The favorable variances were offset by the impact on expenses of our former CEO’s retirement. Our former CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement, including severance in the form of continued payment of his salary for twelve months in the amount of $460,000, accrued and unused vacation pay in the amount of approximately $35,000, health benefits for a period of 18 months, and the acceleration of the vesting of the former CEO’s unvested stock options in the amount of approximately $50,000 were included in general and administrative expenses for the six months ended June 30, 2009.

Selling and Marketing. Selling and marketing expense decreased approximately $2.1 million, or 42.4%, for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily the result of decreased expenses related to salary costs due to lower headcount, lower commissions and sales bonuses due to lower sales, and decreased travel and promotion expenses related to BioSTAR®.

Interest Income. The decrease in interest income for the six months ended June 30, 2009 compared to the same period in 2008 was primarily related to lower cash balances and lower interest rates during 2009.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2009 and therefore have not made a provision for taxes on continuing operations in the six months ended June 30, 2009. For the six months ended June 30, 2009 and 2008, we recorded income tax expense of $20,395 and $41,670, respectively, for the establishment of a liability for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We currently believe that aggregate cash, cash equivalents, and marketable securities balances of approximately $12.4 million as of June 30, 2009 will be sufficient to complete our CLOSURE I trial and continue operations at least until we receive a decision with respect to a PMA/Stroke and TIA indication in the U.S. We expect the data from this trial to be reviewed in the fall of 2010 and anticipate that a submission will be made to the FDA for PMA approval in early 2011. Based upon current projections, we expect that the aggregate of cash, cash equivalents, and marketable securities will approximate $6 million to $8 million at the end of 2009. This projection assumes a use of cash for 2009 of approximately $10 million compared to $13.4 million in 2008. We believe our cash use for 2009 will decrease compared to 2008, with clinical trial spending decreasing approximately $1.0 million, given that the data analysis for our CLOSURE I trial is currently expected to be in 2010. We have also implemented a series of cost reduction initiatives including reducing headcount throughout the organization, reprioritizing our internal programs and restructuring various departments that we believe will decrease expenses by greater then $1.5 million in 2009 compared to 2008. Based on current projections and plans, we believe that our current capital resources, including the $4 million revolving credit facility with Silicon Valley Bank, in addition to increased worldwide sales and reduced expenses, will be sufficient to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. However, these forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $7.7 million for the six months ended June 30, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $45.7 million as of June 30, 2009. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. In addition, while we have recently secured a two-year credit facility with Silicon Valley Bank, given the current global economic climate, it is unlikely that equity sources of additional capital at acceptable value will be available in the short-term.

	For the Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and marketable securities	$12,374	$25,255
Net cash used in operating activities	(5,273)	(5,820)
Net cash provided by investing activities	11,483	12,737
Net cash provided by financing activities	6	119

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 totaled approximately $5.3 million and consisted of a net loss of approximately $7.7 million partially offset by a net decrease in working capital requirements of approximately $2.0 million and non-cash charges of approximately $373,000.

The non-cash charges of approximately $373,000 during the six months ended June 30, 2009 consisted of (i) stock-based compensation, (ii) depreciation of property and equipment and (iii) amortization of bond premium.

The primary elements of the $2.0 million net decrease in working capital during the six months ended June 30, 2009 consisted of an increase in accounts payable of approximately $1.7 million due primarily to the timing of royalty payments and decreases in accounts receivable of approximately $764,000 and inventories of approximately $285,000, offset by a decrease in accrued expenses and long-term liabilities of approximately $772,000.

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

The primary elements of the $3.3 million net decrease in working capital during the six months ended June 30, 2008 consisted of a decrease in prepaid expenses and other current assets of approximately $2.2 million, due primarily to the reduction in the royalty receivable due from Bard as a result of the decrease in the royalty rate we receive from Bard, and increases in accounts payable of approximately $1.2 million

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $11.5 million during the six months ended June 30, 2009 consisted primarily of approximately $12.0 million of proceeds from maturities of marketable securities, offset by approximately $515,000 of purchases of marketable securities. This compared to net cash provided by investing activities of approximately $12.7 million during the six months ended June 30, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $6,000 and $119,000 for the six months ended June 30, 2009 and 2008, respectively. For both periods, this was primarily attributable to proceeds from the issuance of shares of common stock pursuant to our employee stock purchase plan. The period ended June 30, 2008 also included proceeds from the exercise of common stock options.

Factors Affecting Sources of Liquidity

We may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we filed a shelf registration statement on Form S-3 with the SEC and that will permit us to offer and sell up to $65 million of equity or debt securities. However, given the current market conditions it is not clear how much market capital, if any, we would be able to raise using this registration statement or otherwise. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We recently secured a two-year, $4 million revolving credit facility with Silicon Valley Bank.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2009, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009 and December 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The remaining $500,000 in payments is due to be paid in 2009 and the next installment is due September 30, 2009.

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

Given the current tightening of financing markets and the general economic environment, we believe it prudent to evaluate financing alternatives that will provide increased liquidity to the company if needed. In the future we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. However, given the current market conditions, we may not be able to raise sufficient market capital using this registration statement or otherwise. Any additional equity financing or other transaction involving securities exercisable or convertible into our equitable securities may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Based on current projections and plans, we believe that we have sufficient capital resources to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. While we have recently secured a two-year, $4 million revolving credit facility with Silicon Valley Bank, given the current global economic climate, it is unlikely that equity sources of additional capital at acceptable value will be available in the short-term.

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

Our 2009 annual meeting of stockholders was held on June 4, 2009. Present at the annual meeting in person or through representation by proxy were 11,178,286 out of a total of 13,204,106 shares of common stock entitled to vote, thereby constituting a quorum. The actions taken at the meeting consisted of:

(1) election of five members to our board of directors, each to serve for a term expiring at the 2010 Annual Meeting of Shareholders;

(2) approval of the Amended and Restated 2007 Stock Incentive Plan to, among other things, increase the number of shares of our common stock authorized for issuance thereunder from 600,000 to 1,100,000 shares;

(3) ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the current fiscal year.

DIRECTORS	VOTES FOR	VOTES WITHHELD
Francis J. Martin	9,314,144	1,864,142
Cheryl L. Clarkson	9,260,514	1,917,772
Daniel F. Hanley, M.D.	9,484,700	1,693,586
James J. Mahoney, Jr.	9,315,650	1,862,636
David L. West, Ph.D., M.P.H.	9,357,716	1,820,570

	VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
APPROVE THE AMENDED AND RESTATED 2007 STOCK INCENTIVE PLAN	5,940,023	1,233,468	7,570
RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP	10,641,420	857,506	259,360

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

NMT MEDICAL, INC.

Date: August 4, 2009	By:	/s/ FRANCIS J. MARTIN
Francis J. Martin
President and Chief Executive Officer

Date: August 4, 2009	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

10.1	Employment Agreement by and between the Registrant and Francis J. Martin, dated as of May 20, 2009.

31.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.