Form 10-Q
period 2009-09-30
NMT MEDICAL INC
filed 2009-11-05
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Yes  ☐    No  ☒

As of October 30, 2009, there were 13,228,294 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At September 30, 2009	At December 31, 2008
Assets

Current assets:

Cash and cash equivalents	$8,990,718	$4,899,179
Marketable securities	-	12,674,639
Accounts receivable, net of allowances of $95,000 at September 30, 2009 and $135,000 at December 31, 2008	1,650,159	2,511,934
Inventories	1,781,794	2,018,173
Prepaid expenses and other current assets	1,256,598	1,212,947

Total current assets	13,679,269	23,316,872

Property and equipment, at cost:
Laboratory and computer equipment	1,999,889	1,974,468
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	334,300

	3,607,425	3,584,889
Less accumulated depreciation and amortization	2,853,550	2,656,196

Total property and equipment, net	753,875	928,693

Total Assets	$14,433,144	$24,245,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,975,765	$2,870,606
Accrued expenses	5,486,094	6,468,167

Total current liabilities	9,461,859	9,338,773

Long-term liabilities	548,614	507,426

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized--3,000,000 shares Issued and outstanding--none	-	-
Common stock, $.001 par value Authorized--30,000,000 shares Issued and outstanding--13,268,294 shares at September 30, 2009 and 13,122,391 shares at December 31, 2008	13,268	13,122
Additional paid-in capital	53,084,690	52,659,855
Treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	-	(108,407)
Accumulated deficit	(48,555,687)	(38,045,604)

Total stockholders’ equity	4,422,671	14,399,366

Total Liabilities and Stockholders’ Equity	$14,433,144	$24,245,565

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:

Product sales	$3,002,832	$4,153,590	$9,662,446	$13,418,495
Net royalty income	-	-	-	18,170

Total revenues	3,002,832	4,153,590	9,662,446	13,436,665

Costs and expenses:

Cost of product sales	1,195,081	1,546,064	4,021,087	4,362,167
Research and development	2,009,843	2,876,984	6,636,501	9,621,280
General and administrative	1,390,647	2,105,867	5,495,128	6,989,108
Selling and marketing	1,275,212	1,977,280	4,092,130	6,865,810

Total costs and expenses	5,870,783	8,506,195	20,244,846	27,838,365

Loss from operations	(2,867,951)	(4,352,605)	(10,582,400)	(14,401,700)

Other income (expense):

Currency transaction gain (loss)	11,231	(142,185)	13,964	(72,355)
Interest income	6,926	159,870	88,319	662,437

Total other income, net	18,157	17,685	102,283	590,082

Loss before income taxes	(2,849,794)	(4,334,920)	(10,480,117)	(13,811,618)

Income tax expense	9,571	16,302	29,966	57,972

Net loss	$(2,859,365)	$(4,351,222)	$(10,510,083)	$(13,869,590)

Basic and diluted loss per common share:	$(0.22)	$(0.33)	$(0.80)	$(1.07)

Basic and diluted weighted average common shares outstanding:	13,221,195	13,013,904	13,175,941	12,998,587

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,510,083)	$(13,869,590)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,239	232,764
Amortization of bond premium (discount)	23,321	(91,417)
Share-based compensation expense	305,101	552,527
Change in assets and liabilities-
Accounts receivable	861,775	690,068
Inventories	236,379	(195,381)
Prepaid expenses and other current assets	(43,651)	2,089,524
Accounts payable	1,105,159	602,465
Accrued expenses and long-term liabilities	(827,442)	170,380

Net cash used in operating activities	(8,645,202)	(9,818,660)

Cash flows from investing activities:
Purchases of property and equipment	(29,421)	(117,936)
Purchases of marketable securities	(515,275)	(13,029,110)
Maturities of marketable securities	13,275,000	24,820,000

Net cash provided by investing activities	12,730,304	11,672,954

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	37,625
Proceeds from issuance of common stock under the employee stock purchase plan	6,437	274,171

Net cash provided by financing activities	6,437	311,796

Net increase in cash and cash equivalents	4,091,539	2,166,090
Cash and cash equivalents, beginning of period	4,899,179	6,984,383

Cash and cash equivalents, end of period	$8,990,718	$9,150,473

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$71,840	$-

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common heart defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO is a common right to left shunt that can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 31,000 PFOs have been treated globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated to the date of issuance of these financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $10.6 million for the nine months ended September 30, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $48.6 million as of September 30, 2009. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. Food and Drug Administration, or FDA, approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At September 30, 2009, we had cash and cash equivalents of approximately $9.0 million. We have taken several actions over the last year to both reduce our expenditures, such as reducing resources allocated to our development programs, and further enhance our ability to generate revenue. We continually evaluate our cost structure and it may be necessary to further reduce expenses in the short term. We believe that our current cash position, combined with a reduction in expenses and expected increase in revenues outside of North America in addition to our two-year $4 million revolving credit facility with Silicon Valley Bank will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. We will also continue to review financing alternatives to raise capital, if necessary. The aforementioned reductions are anticipated to reduce our cash outflows by more than $5.0 million in 2009 compared to 2008. We have also repositioned our sales force in Europe and the rest of the world to increase our sales. We also believe that, while the completion of the CLOSURE I trial will continue to require working capital, expenditures related to CLOSURE I will be approximately $1.0 million less in 2009 than 2008, given that the data analysis for our CLOSURE I trial is currently expected to commence in April of 2010. Should such actions not be sufficient to ensure that the cash and cash equivalents we have on hand at September 30, 2009 is enough to support our operations, we have the ability to further adjust our investment in research and development activities and, if necessary, take additional actions to reduce cash outflows.

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

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of operations:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of product sales	$2,527	$12,162	$5,548	$34,908
Research and development	16,607	47,928	59,282	129,289
General and administrative	66,055	135,403	211,779	311,585
Selling and marketing	6,227	20,027	28,492	76,745

	$91,416	$215,520	$305,101	$552,527

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Nine Months Ended
	September 30,
	2009	2008
Expected life (years)	4	4
Expected stock price volatility	74.18% - 81.41%	57.35% - 60.64%
Weighted average stock price volatility	78.80%	60.40%
Expected dividend yield	0%	0%
Risk-free interest rate	1.31% - 2.56%	2.46% - 3.57%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the nine months ended September 30, 2009 and 2008 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the nine months ended September 30, 2009:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2009	1,702,463	$6.96
Granted	395,450	3.25
Cancelled	120,654	6.64

Options outstanding at September 30, 2009	1,977,259	$6.24	5.27	$151

Options vested or expected to vest at September 30, 2009	1,866,849	$6.36	5.04	$131
Options exercisable at September 30, 2009	1,425,207	$7.06	3.73	$20

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $1.20 and $0.90, respectively. There were no options exercised during the nine months ended September 30, 2009.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $2.06. There were no grants during the three month period ended September 30, 2008. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $15,000 and $20,000, respectively. Net cash proceeds from the exercise of stock options were $21,600 and $37,625 for the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, there was approximately $600,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

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

We have classified our marketable securities as available-for-sale. We did not have any available-for-sale marketable securities at September 30, 2009. Accrued interest receivable of approximately $136,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2008.

Marketable securities are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

All marketable securities that we held as of June 30, 2009 have matured. As of September 30, 2009, we did not have any marketable securities.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30,	At December 31,
	2009	2008
Raw materials	$724,450	$573,417
Work-in-process	114,919	134,154
Finished goods	942,425	1,310,602

	$1,781,794	$2,018,173

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

6. Income Taxes

For the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $9,571 and $29,966, respectively, and for the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $16,302 and $57,972, respectively, as a result of the increase to the liability for uncertain tax positions not recorded during these periods.

Our uncertain tax positions were $200,012 and $218,608 at December 31, 2008 and September 30, 2009, respectively and relate to various tax jurisdictions. If the uncertain tax positions of $218,608 at September 30, 2009 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three and nine months ended September 30, 2009 for potential interest in the amount of $2,659 and $7,979, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state jurisdictions. The tax years ranging from 2006 to 2008 remain subject to examination by federal authorities and the 2004 through 2008 tax years remain subject to examination by their respective state and foreign tax authorities.

7. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. For the periods ended September 30, 2009, options to purchase 1,977,259 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive. For the periods ended September 30, 2008, options to purchase 1,724,456 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

8. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(2,859,365)	$(4,351,222)	$(10,510,083)	$(13,869,590)
Unrealized loss on marketable securities	-	(277,965)	-	(291,069)

Net comprehensive loss	$(2,859,365)	$(4,629,187)	$(10,510,083)	$(14,160,659)

The accumulated other comprehensive loss in the accompanying consolidated balance sheets consists entirely of unrealized losses on marketable securities.

9. Recent Accounting Pronouncements

(a) Recently adopted

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 “Subsequent Events” in the Accounting Standards Codification, or ASC. This guidance describes the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. This guidance is effective for interim or annual periods ending after June 15, 2009. We adopted the provisions of this pronouncement as of June 30, 2009. Although the adoption of this guidance did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 2.

10. Commitments and Contingencies

(a) Litigation

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009 and we received the fifth installment of $250,000 on September 30, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The final $250,000 payment is due December 15, 2009.

In December 2007, we commenced proceedings for defamation against Dr. Peter Wilmshurst in the English High Court. Dr. Wilmshurst has filed a defense to the claim arguing, inter alia, that the words alleged to be defamatory are true. If the matter proceeds to trial, this is likely to take place in 2011. If the case continues, we will be required to pay money into court by way of security for costs. The amount of security depends on whether Dr. Wilmshurst has the funds to pay for further legal representation. Our potential liability is to pay Dr. Wilmshursts’ costs, if we either lose, or withdraw from, the proceedings.

Other than as described above, we have no material pending legal proceedings.

(b) Clinical Trials

We have commitments to third parties in excess of amounts accrued. While these commitments are not significant, we expect to spend significant amounts in our clinical trials.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $30 million through completion of the trial and submission to the FDA. Of this total, approximately $22.6 million was incurred through December 31, 2008. We project 2009 costs to approximate $4.0 million and approximately $2.8 million was incurred during the nine months ended September 30, 2009. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we have elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. By April 2010, the data is expected to have statistical power to support a primary outcome result and thus it would be scientifically appropriate to begin the analysis at that time. At that time, 99.4% of all patient follow-up months will have been completed and 95.1% of patients will have completed the two-year follow-up. The results of the analysis are anticipated during the third quarter of 2010 at which point the trial will be complete, with 100% of the randomized patient follow-up available. If the results prove positive for device closure, we will be in a position to submit a PMA application for our STARFlex® device for the stroke and TIA indication to the FDA.

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

The principal amount outstanding under the Revolving Line made pursuant to the Agreement will accrue interest at a floating rate equal to the Lender’s prime rate plus two and one-half percentage points (2.50%), but in no event less than 6.5%, with such interest to be paid monthly, in arrears, and any unpaid principal to be due and payable on the Maturity Date. In addition, the Borrower will pay 0.5% per annum to the Lender for any amount not advanced under the line, payable monthly.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, expenses associated with clinical trials, share-based compensation and fair value measurements of marketable securities are described in our Annual Report on Form 10-K for the year ended December 31, 2008, or are described below. There have been no material changes to our critical accounting policies in the quarter ended September 30, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Three Months Ended				Increase
	September 30,				(Decrease)	% Change
	2009	%	2008	%	2008 to 2009	2008 to 2009
	(In thousands, except percentages)
Product sales	$3,003	100.0%	$4,154	100.0%	$(1,151)	(27.7)%

Costs and expenses:
Cost of product sales	1,195	39.8%	1,546	37.2%	(351)	(22.7)%
Research and development	2,010	66.9%	2,877	69.3%	(867)	(30.1)%
General and administrative	1,391	46.3%	2,106	50.7%	(715)	(34.0)%
Selling and marketing	1,275	42.5%	1,977	47.6%	(702)	(35.5)%

Total costs and expenses	5,871	195.5%	8,506	204.8%	(2,635)	(31.0)%

Loss from operations	(2,868)	(95.5)%	(4,352)	(104.8)%	1,484	(34.1)%
Other income (expense):
Currency transaction gain (loss)	11	0.4%	(142)	(3.4)%	153	(107.7)%
Interest income	7	0.2%	159	3.8%	(152)	(95.6)%

Total other income, net	18	0.6%	17	0.4%	1	5.9%

Loss before income taxes	(2,850)	(94.9)%	(4,335)	(104.4)%	1,485	(34.3)%

Income tax expense	9	0.3%	16	0.4%	(7)	(43.8)%

				0.0%

Net loss	$(2,859)	(95.2)%	$(4,351)	(104.7)%	$1,492	(34.3)%

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

	Three Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008	2008 to 2009	2008 to 2009
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$2,308	$3,021	$(713)	(23.6)%
Rest of world	695	1,133	(438)	(38.7)%

Total product sales	$3,003	$4,154	$(1,151)	(27.7)%

Product sales for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 decreased by 27.7%. The challenging global economy combined with the tightly managed hospital inventories, have continued to impact our sales performance. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. Outside of North America, we are continuing to transition from direct sales to distribution partnerships in several key markets while expanding into new territories. However, several of our recently established international territories are not yet contributing revenue due to the time necessary to complete product registrations in those markets. We currently expect this sales strategy to show incremental revenue beginning in the fourth quarter of 2009. Sales outside of North America represented approximately 23.1% and 27.3% of total product sales for the three months ended September 30, 2009 and 2008, respectively. In addition, in Europe we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedure market share.

Cost of Product Sales. For the three months ended September 30, 2009, cost of product sales, as a percentage of total product sales, was approximately 39.8% compared with approximately 37.2% in 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. For the full year 2009, we currently expect cost of product sales to be approximately 41.0% of total product sales, compared with approximately 33.4% for fiscal 2008. Included in cost of product sales are royalty expenses of approximately $465,000 and $520,000 for the three months ended September 30, 2009 and 2008, respectively.

Research and Development. Research and development expense decreased approximately $867,000, or 30.1%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and reduced resources allocated to our development programs.

We currently expect full year 2009 research and development expense to decrease to approximately $10.0 million compared to approximately $13.2 million in 2008. This anticipated decrease is primarily related to the completion of our clinical trial enrollment work. As programs develop or mature, we also have the ability to further adjust our investment in research and development activities.

General and Administrative. General and administrative expense decreased approximately $715,000, or 34.0%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. Included as a reduction to general and administrative expense for the three months ended September 30, 2009, is a payment received of $250,000 pursuant to a settlement agreement with Cardia, Inc. The decrease in general and administrative expenses was also due to reduced costs for personnel related expenses of approximately $350,000.

General and administrative expense is currently expected to decrease to approximately $7.6 million in 2009 compared to approximately $8.6 million in 2008.

Selling and Marketing. Selling and marketing expense decreased approximately $700,000, or 35.5%, for the three months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily the result of decreased expenses related to lower headcount, as well as lower commissions and sales bonuses due to lower sales. We currently expect worldwide selling and marketing expense in 2009 to decrease approximately $3.5 million compared to 2008, the result of a restructured and refocused sales infrastructure which includes increased use of distributors.

Interest Income. The decrease in interest income for the three months ended September 30, 2009 compared to the same period in 2008 was primarily related to lower cash balances and lower interest rates during 2009. We currently expect interest income to approximate $100,000 in 2009 compared to $768,000 in 2008, primarily due to reduced cash balances resulting from the use of approximately $11 million of cash, cash equivalents and marketable securities to fund 2009 operations.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2009 and therefore have not made a provision for taxes on continuing operations in the three months ended September 30, 2009. For the three months ended September 30, 2009 and 2008, we recorded income tax expense of $9,571 and $16,302, respectively, for the establishment of a liability for uncertain tax positions.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as well as consolidated statements of operations information as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales) for such periods.

	Nine Months Ended				Increase
	September 30,				(Decrease)	% Change
	2009	%	2008	%	2008 to 2009	2008 to 2009
	(In thousands, except percentages)
Revenues:
Product sales	$9,662	100.0%	$13,419	99.9%	$(3,757)	(28.0)%
Net royalty income	-	0.0%	18	0.1%	(18)	(100.0)%

Total revenues	9,662	100.0%	13,437	100.0%	(3,775)	(28.1)%

Costs and expenses:
Cost of product sales	4,021	41.6%	4,362	32.5%	(341)	(7.8)%
Research and development	6,636	68.7%	9,621	71.6%	(2,985)	(31.0)%
General and administrative	5,495	56.9%	6,989	52.0%	(1,494)	(21.4)%
Selling and marketing	4,092	42.4%	6,866	51.1%	(2,774)	(40.4)%

Total costs and expenses	20,244	209.5%	27,838	207.2%	(7,594)	(27.3)%

Loss from operations	(10,582)	(109.5)%	(14,401)	(107.2)%	3,819	(26.5)%
Other income (expense):
Currency transaction gain (loss)	14	0.1%	(72)	(0.5)%	86	(119.4)%
Interest income	88	0.9%	662	4.9%	(574)	(86.7)%

Total other income, net	102	1.1%	590	4.4%	(488)	(82.7)%

Loss before income taxes	(10,480)	(108.5)%	(13,811)	(102.8)%	3,331	(24.1)%

Income tax expense	30	0.3%	58	0.4%	(28)	(48.3)%

Net loss	$(10,510)	(108.8)%	$(13,869)	(103.2)%	$3,359	(24.2)%

REVENUES

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

	Nine Months Ended September 30,		Increase (Decrease)	% Change
	2009	2008	2008 to 2009	2008 to 2009
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$7,003	$8,720	$(1,717)	(19.7)%
Rest of world	2,659	4,699	(2,040)	(43.4)%

Total product sales	9,662	13,419	(3,757)	(28.0)%

Net royalty income:
Boston Scientific Corporation	-	18	(18)	(100.0)%

Total net royalty income	-	18	(18)	(100.0)%

Total revenues	$9,662	$13,437	$(3,775)	(28.1)%

The decrease in product sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily a result of the challenging global economy. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. Outside of North America, we are continuing to transition from direct sales to distribution partnerships in several key markets while expanding into new territories. However, several of our recently established international territories are not yet contributing revenue due to the time necessary to complete product registrations in those markets. Sales outside of North America represented approximately 27.5% and 35.0% of total product sales for the nine months ended September 30, 2009 and 2008, respectively. In Europe, we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedure market share.

Cost of Product Sales. For the nine months ended September 30, 2009, cost of product sales, as a percentage of total product sales, was approximately 41.6% compared with approximately 32.5% in the comparable period of 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. Included in cost of product sales were royalty expenses of approximately $1.5 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development. Research and development expense decreased approximately $3.0 million, or 31.0%, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and reduced resources allocated to our development programs.

General and Administrative. General and administrative expense decreased approximately $1.5 million, or 21.4%, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. Included as a reduction to expense are payments received totaling $1.0 million pursuant to a settlement agreement with Cardia, Inc. for the nine months ended September 30, 2009, compared with a payment of $500,000 for the nine months ended September 30, 2008. The decrease in general and administrative expenses was also due to lower legal costs relating to patent work as well as additional savings spread across numerous account classifications. The favorable variances were offset by the impact on expenses of our former CEO’s retirement. Our former CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement, including severance in the form of continued payment of his salary for twelve months in the amount of $460,000, accrued and unused vacation pay in the amount of approximately $35,000, health benefits for a period of 18 months, and the acceleration of the vesting of the former CEO’s unvested stock options in the amount of approximately $50,000 were included in general and administrative expenses for the nine months ended September 30, 2009.

Selling and Marketing. Selling and marketing expense decreased approximately $2.8 million, or 40.4%, for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily the result of decreased expenses related to salary costs due to lower headcount, lower commissions and sales bonuses due to lower sales, and decreased travel and promotion expenses related to BioSTAR®.

Interest Income. The decrease in interest income for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily related to lower cash balances and lower interest rates during 2009.

Income Tax Provision. We provide for taxes on income from continuing operations based upon our anticipated effective income tax rate. We anticipate incurring a loss from continuing operations in 2009 and therefore have not made a provision for taxes on continuing operations in the nine months ended September 30, 2009. For the nine months ended September 30, 2009 and 2008, we recorded income tax expense of $29,966 and $57,972, respectively, for the establishment of a liability for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash and cash equivalents of approximately $9.0 million. We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. We continually evaluate our cost structure and, it may be necessary to further reduce expenses in the short term. We believe that our current cash position, combined with a reduction in expenses and expected increase in revenues outside of North America in addition to our two-year $4 million revolving credit facility with Silicon Valley Bank will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. We will also continue to review financing alternatives to raise capital, if necessary. We expect the data from this trial to be reviewed in April of 2010 and anticipate that a submission will be made to the FDA for PMA approval during the third quarter of 2010. Based upon current projections, we expect that the aggregate of cash and cash equivalents will approximate $6 million at the end of 2009. This projection assumes a use of cash for 2009 of approximately $11 million compared to $13.4 million in 2008. We believe our cash use for 2009 will decrease compared to 2008, with clinical trial spending decreasing approximately $1.0 million, given that the data analysis for our CLOSURE I trial is currently expected to be in April of 2010. We have also implemented a series of cost reduction initiatives, including reducing headcount throughout the organization, reprioritizing our internal programs and restructuring various departments, that we believe will decrease expenses by greater than $5.0 million in 2009 compared to 2008. Based on current projections and plans, we believe that our current capital resources, including the $4 million revolving credit facility with Silicon Valley Bank, in addition to increased worldwide sales and reduced expenses, will be sufficient to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. However, these forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially.

We have incurred operating losses of $18.7 million and $11.1 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $10.6 million for the nine months ended September 30, 2009. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $48.6 million as of September 30, 2009. In addition, we expect to incur significant additional research and development and other costs during the fourth quarter of fiscal 2009 and in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. In addition, while we have recently secured a two-year credit facility with Silicon Valley Bank, we will also continue to review financing alternatives to raise additional capital, if necessary.

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and marketable securities	$8,991	$21,146
Net cash used in operating activities	(8,645)	(9,819)
Net cash provided by investing activities	12,730	11,673
Net cash provided by financing activities	6	312

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 totaled approximately $8.6 million and consisted of a net loss of approximately $10.5 million partially offset by a net decrease in working capital requirements of approximately $1.3 million and non-cash charges of approximately $533,000.

The non-cash charges of approximately $533,000 during the nine months ended September 30, 2009 consisted of (i) share-based compensation, (ii) depreciation of property and equipment and (iii) amortization of bond premium.

The primary elements of the $1.3 million net decrease in working capital during the nine months ended September 30, 2009 consisted of an increase in accounts payable of approximately $1.1 million due primarily to the timing of royalty payments and decreases in accounts receivable of approximately $860,000, offset by a decrease in accrued expenses and long-term liabilities of approximately $830,000.

Net cash used in operating activities for the nine months ended September 30, 2008 totaled approximately $9.8 million and consisted of a net loss of approximately $13.9 million partially offset by a net decrease in working capital requirements of approximately $3.4 million and non-cash charges of approximately $700,000.

The non-cash charges of approximately $700,000 during the nine months ended September 30, 2008 consisted of (i) share-based compensation expense, (ii) amortization of bond discount, and (iii) depreciation and amortization of property and equipment.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $12.7 million during the nine months ended September 30, 2009 consisted primarily of approximately $13.3 million of proceeds from maturities of marketable securities, offset by approximately $515,000 of purchases of marketable securities. This compared to net cash provided by investing activities of approximately $11.7 million during the nine months ended September 30, 2008.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $6,000 and $312,000 for the nine months ended September 30, 2009 and 2008, respectively. For both periods, this was primarily attributable to proceeds from the issuance of shares of common stock pursuant to our employee stock purchase plan. The period ended September 30, 2008 also included proceeds from the exercise of common stock options.

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

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2009, we did not engage in any off-balance sheet activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009 and December 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments are primarily short-term money market accounts that are carried on our books at cost, which approximates fair market value, and corporate and U.S. government agency debt instruments that are carried on our books at amortized cost, increased or decreased by unrealized gains or losses, net of tax, respectively, which amounts are recorded as a component of stockholders’ equity in our consolidated financial statements. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received on September 30, 2008 and December 15, 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009 and we received the fifth installment of $250,000 on September 30, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding. The final $250,000 payment is due December 15, 2009.

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

WE MAY NEED TO RAISE DEBT OR EQUITY FUNDS IN THE FUTURE.

Given the current tightening of financing markets and the general economic environment, we believe it prudent to evaluate financing alternatives that will provide increased liquidity to the company if needed. In the future we may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. On October 19, 2006, we announced that we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement will permit us to offer and sell up to $65 million of equity or debt securities. However, given the current market conditions, we may not be able to raise sufficient market capital using this registration statement or otherwise. Any additional equity financing or other transaction involving securities exercisable or convertible into our equity securities may be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Based on current projections and plans, we believe that we have sufficient capital resources to complete the CLOSURE I trial and fund operations at least until we receive a decision with respect to a PMA with a PFO/stroke and TIA indication in the U.S. While we have recently secured a two-year, $4 million revolving credit facility with Silicon Valley Bank, given the current global economic climate, it is unlikely that equity sources of additional capital at acceptable value will be available in the short-term.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

Upon receipt of final FDA approval, we commenced our CLOSURE I study in June 2003. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on an analysis, the conditional probability of a statistically significant benefit at the end of the data reviewed will require an enrollment of 900 patients. In October 2008, we announced that we completed patient enrollment in this clinical trial. We currently anticipate that when completed, study data from CLOSURE I will be used to support a PFO PMA application. In September 2009 we announced that, upon recommendation of the CLOSURE I Executive Committee, we will commence data analysis in April of 2010. We currently estimate the total costs of CLOSURE I to be approximately $30 million through completion of the clinical trial and submission to the FDA. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the final results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Our combined U.S. and European sales and marketing organization headcount is 16. Because we had previously marketed our initial products, such as stents and vena cava filters, through third parties, we have limited experience marketing our products directly. We are uncertain that we can further expand geographically in Europe, Latin America or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities. Expanding in these markets could also impose foreign currency risks on sales not denominated in US dollars, increase our costs to remain in compliance with foreign laws, and heighten risk of non-performance by the other parties to agreements to which the company is a party.

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

See the Exhibit Index on page 24 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 5, 2009	By:	/s/ FRANCIS J. MARTIN
Francis J. Martin
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.