Form 10-K
period 2009-12-31
NMT MEDICAL INC
filed 2010-03-29
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (617) 737-0930

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share Preferred Stock Purchase Rights	NASDAQ Capital Market

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting shares of Common Stock held by non-affiliates of the Registrant on June 30, 2009 was $23,841,550 based on the last reported sale price of registrant’s Common Stock on the NASDAQ Capital Market on that date, which was $2.20 per share.

As of March 22, 2010, there were 15,970,003 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common heart defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO is a common right to left shunt that can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 32,000 PFOs have been treated globally with our minimally invasive, catheter-based implant technology.

We are a Delaware corporation and were incorporated in 1986. Our principal executive office is located at 27 Wormwood Street, Boston, Massachusetts 02210-1625, and our telephone number is (617) 737-0930. We maintain a website with the address www.nmtmedical.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission, or the SEC. We also make available on our website our proxy statements for our annual meeting of stockholders, initial reports of ownership and reports of changes in ownership of our common stock required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the charters for our audit committee, joint compensation and options committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder of NMT Medical who requests it from our corporate secretary.

PRODUCTS

In February 1996, we acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Children’s Medical Center Corporation, or CMCC, also known as Children’s Hospital Boston. In connection with this acquisition, we acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair implant devices. Under the CMCC license agreements, as amended, we pay royalties to CMCC on all commercial sales of our cardiac septal repair products. We sell CardioSEAL® in the United States, Canada and Europe. We sell BioSTAR® in Europe and Canada. We sell STARFlex® in the United States and Europe. We also re-sell third party products for use with the CardioSEAL®, STARFlex® and BioSTAR® implant devices, specifically vascular sizing balloons and sheaths. Since 2002, following completion of the transitional manufacturing agreement related to the sale of our former vena cava filter product line to C.R. Bard, Inc., or Bard, our cardiac septal repair implants have accounted for substantially all of our product sales. Product sales accounted for 100.0%, 99.9% and 74.2% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Cardiac septal repair implant devices are used for the repair of structural heart disease and intracardiac shunts that result in abnormal blood flow through the chambers of the heart. Common cardiac septal defects include PFO, ventricular septal defect, or VSD, and atrial septal defects, or ASD. PFO, the most common of these defects, has been implicated as (i) a possible risk factor of embolic stroke and/or TIA, for which other current treatments include lifelong anticoagulation therapy or open heart surgery; (ii) a possible risk factor in sleep apnea, high altitude pulmonary edema, or HAPE, and Alzheimers, among others; and (iii) a possible factor in certain migraine headaches. We believe that our catheter-based cardiac septal repair implant technologies may provide a minimally invasive and less costly treatment alternative. We estimate that the worldwide market potential for our cardiac septal repair implant technologies is more than approximately 750,000 procedures annually for stroke and TIA and 4.5 million procedures for migraine headaches. In addition, we believe that congenital heart defects, such as ASD and VSD, collectively account for approximately 30,000 procedures on an annual basis.

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

In 1998, we introduced design enhancements to the CardioSEAL® cardiac septal repair device, the STARFlex®, which incorporates a self-centering system. This system allows the implant to self-adjust to variations in the anatomy of a septal defect without deforming the septum or interfering with heart valve function. This feature accommodates easier implantation and the closure of larger defects than would otherwise be possible. Commercialization began in Europe following the awarding of the Conformité Europeene, or CE Mark, for STARFlex® in September 1998. During 2000, we introduced the QuickLoad enhancement to the entire CardioSEAL® product family, providing a more ergonomic implant loading system. In 2001, two additional STARFlex® sizes for treatment of larger defects were awarded the CE Mark. During 2003, we introduced in Europe the Rapid Transport System, or RTS, which allows the interventional cardiologist to more easily implant the STARFlex® device. In 2007 we introduced an enhanced version of the RTS in Europe, called RTP (Rapid Transport Plus). In April 2009, we received a PMA from the FDA enabling us to sell our STARFlex® cardiac septal repair implant in the United States for patients with ventricular septal defects, or a VSD.

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

Regulatory Factors

In the United States, the FDA classifies septal repair implant devices as Class III medical devices, which require a PMA prior to being marketed. Under the FDA’s HDE regulations, medical devices that provide safe treatment for limited patient populations can be granted approval by the FDA based upon more limited clinical experience than is required for a full PMA. Specifically, an HDE application must include safety data, but need not contain the results of clinical investigations demonstrating that the device is effective for its intended use. An approved HDE authorizes marketing of a humanitarian use device, a device that treats or diagnoses a disease or condition that affects fewer than 4,000 individuals in the United States per year. Our CardioSEAL® product in the United States was granted an HDE in 2000 by the FDA for treating PFO patients with recurrent paradoxical stroke who have failed conventional drug therapy such as Coumadin®. On October 31, 2006 we voluntarily withdrew our HDE. The withdrawal was due to significant changes in the clinical environment since the HDE was granted six years prior. In order to accommodate the patients who were eligible for the HDE, and to support our ongoing CLOSURE I trial, we received an expedited approval for CARS. Patients who meet the requirements under CARS will benefit from an implant upgrade to our STARFlex® technology. We also sell our

CardioSEAL® and STARFlex® products in the United States under a PMA for patients with a VSD, who have high surgical risk factors.

The European Union has promulgated rules governing the marketing and sale of medical products in the countries of the European Union. These products must receive a CE Mark indicating that the manufacturer has conformed to all of the obligations required by the legislation. The CardioSEAL®, STARFlex® and BioSTAR® implants have been sold in Europe since they received the CE Mark. We were granted a CE Mark for our BioSTAR® bioabsorbable, biological closure structural heart repair implant in June 2007. We also received a medical device license from Health Canada in June 2007.

We also re-sell third party products for use with our CardioSEAL®, STARFlex® and BioSTAR® implant devices, specifically vascular sizing balloons and sheaths. Sales of our proprietary implant technologies and these ancillary third party products, account for substantially all of our current product sales.

CLINICAL TRIALS

Stroke/TIA Opportunity/Other

Stroke is the third leading cause of death in the United States, and for some young adults, a PFO may be the primary cause or risk factor of embolic stroke. When intracardiac pressures are increased (for example, by strenuous activities, lifting or straining), the PFO may open and allow blood flow to move, or shunt, from one atrial chamber (the right/venous) to the other (the left/arterial). On occasion, emboli present in venous blood, which are normally filtered through the lungs, can now cross through the PFO into the arterial side, travel to the brain and block essential blood flow. The result may be a stroke, causing potential loss of speech, vision and movement, and even death. Each year, approximately 750,000 Americans suffer a new or recurrent stroke and 500,000 Americans experience a TIA. For those patients who experience a TIA, a preventative therapy is needed due to their increased risk for stroke. For these people, who risk embolic stroke because of their PFO, traditional therapeutic options have been lifetime medication or heart surgery. We believe that PFO closure using our proprietary implant technologies is an alternative treatment for a certain subset of patients and is another potentially large market opportunity for us.

CLOSURE I

In April 2002, we filed a PMA application with the FDA for the use of our STARFlex® implant device for PFO closure in certain high risk patient populations, including the population served by the HDE PFO approval, using a subset of the data we used to obtain our VSD PMA in December 2001. At a September 2002 meeting of the Circulatory Systems Devices Panel of the FDA, the panel did not recommend approval of this PMA. Working closely with the FDA and experts from the neurology and interventional cardiology communities, we submitted to the FDA the clinical trial design for our PFO IDE. In June 2003, the FDA approved CLOSURE I, our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a first of its kind, prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and effectiveness of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. Current protocol requires that patients be evaluated periodically over a two-year period, during which time, safety and effectiveness data, including recurrent event rates (i.e., stroke and/or TIA), will be collected for all patients. On March 2, 2007, we participated in FDA advisory panel meetings to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for a PMA for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a closed session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, testing the conditional probability of a statistically significant benefit, if it exists, requires an enrollment of 900 patients. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we have elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. By April 2010, the data is expected to have statistical power to support a primary outcome result and thus it would be scientifically appropriate to begin the analysis at that time. At that time, 99.4% of all patient follow-up months will have been completed and 95.1% of patients will have completed the two-year follow-up. The results of the analysis are anticipated during the third quarter of 2010 at which point the trial will be complete, with 100% of the randomized patient follow-up available. If the results prove positive for device closure, we will be in a position to submit a PMA application for our STARFlex® device for the stroke and TIA indication to the FDA.

We have committed significant financial and personnel resources to the execution of our CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $31 million through completion of the trial. Of this total, approximately $26.4 million was incurred through 2009 with approximately $3.8 million incurred during 2009. We currently project 2010 costs to approximate $3.3 million.

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

In addition to the potential stroke/TIA indication, we are evaluating literature that shows a potential correlation between structural heart disease and other recurring events such as decompression illness, sleep apnea (oxygen desaturation), orthodeoxia platypnea, high altitude pulmonary edema (HAPE) and Alzheimer’s. This correlation builds on the concept that a right to left shunt may not be natural or appropriate, and in certain patients it may present an additional risk to the aforementioned recurring events, which risk we believe may be managed with our technology.

BEST

In June 2005, we received approval in the United Kingdom for our BEST study, a multi-center study designed to evaluate our new BioSTAR® structural heart repair technology, the first in-human use of a bioabsorbable collagen matrix incorporated on our STARFlex® platform. BioSTAR® , our first biological closure technology, is designed to optimize the biological response by promoting quicker healing and device endothelialization. Patient enrollment began in July 2005 and was completed during the fourth quarter of 2005. The goal of our BEST study was to secure European and Canadian commercial approval for BioSTAR® through the CE Mark process in Europe and by obtaining a medical device license from Health Canada. The CE Mark and medical device license approval were received in June 2007. In May of 2006, we reported data from the six-month follow-up period of 57 patients at the late breaking clinical trials session at the EuroPCR, the largest international cardiology meeting in Europe. At 30 days post implant with BioSTAR®, complete closure rate was achieved in 88.5% of the study subjects. At six months, the complete closure rate increased to 96.4%. No major safety issues were observed. At the 2006 Transcatheter Cardiovascular Therapeutics 18th Annual Scientific Symposium, 30 day post implant complete closure rate was updated to 92% of the study patients. The average procedure time to close the septal defect with BioSTAR® was approximately 40 minutes. Total costs of this study, including third party contracts and agreements with clinical sites and other service providers, were approximately $1.4 million.

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

MIST III (Long-term follow up of MIST patients)

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, i.e., those who did not receive the STARFlex® implant, have the option to receive an implant and participate in MIST III after they have been unblinded as part of the MIST study. These patients follow the protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST and opt to participate in MIST III will be followed for an additional 18 months. This study is designed to test whether or not the benefit demonstrated in MIST continues over time. We currently estimate the cost of MIST III to be approximately $1.2 million. Substantially all of these costs have been incurred through 2009, and only minimal spending is expected in 2010. We believe our initial target population for PFO closure with our proprietary technology to be approximately 5% of all migraine sufferers worldwide, or more than 4.5 million people. This is based on statistics from the World Health Organization and the American Council for Headache Evaluation that the prevalence of migraines in the United States, Europe and Japan is slightly less than 10% of the general population. Also, published medical research indicates that approximately 20% of migraine sufferers have migraine with aura, often referred to as the classic migraine, and up to 50% of those suffering from migraine with aura are unresponsive to current medications. Within that patient subset, the prevalence of PFO is estimated to be 50%, or twice what would be expected in a normal population. We expect long term follow up data to be available in the second quarter of 2010.

We do not charge for the products implanted in any of the aforementioned clinical trials.

OUR STRATEGY

Our primary strategic objectives for 2010 include:

•	commence CLOSURE I data analysis, review the analysis results and submit a PMA for our STARFlex® device for the stroke and TIA indication to the FDA, if the results prove positive for the study;

•	expand BioSTAR® sales and market share in Europe, Canada, Latin America and the Middle East; and

•	enhance technological leadership with our biological closure technologies.

NET ROYALTY INCOME

Net royalty income accounted for 25.8% of our total revenues for the year ended December 31, 2007. Beginning in 2008, the royalty rate we receive from Bard decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products remains the same. For the years ended December 31, 2009 and 2008, respectively, this results in a net royalty expense reflected in general and administrative expenses of approximately $1.4 million and $1.1 million, respectively. The net royalty income for the year ended December 31, 2008 was earned from Boston Scientific Corporation. There was no net royalty income for the year ended December 31, 2009.

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

RESEARCH AND DEVELOPMENT

Our research and development organization included 21 persons as of December 31, 2009, with departmental groups dedicated to product development, regulatory and clinical affairs, and quality assurance. Total company-sponsored research and development expenses were approximately $8.9 million, $13.2 million and $15.4 million for the years ended December 31, 2009, 2008 and 2007 respectively. Of these totals, approximately $3.9 million, $5.4 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, were clinical trials costs. We currently expect 2010 research and development expenses to decrease to approximately $8.6 million compared to approximately $8.9 million in 2009. This anticipated decrease is primarily related to decreases in our clinical trial spending.

Product Development

During 2005, we completed enrollment in our BEST clinical trial and were granted a CE Mark for our biological closure implant BioSTAR® in June 2007. We also received a medical device license from Health Canada for BioSTAR® in June 2007. We continue to evaluate and develop our regulatory strategy for approval of BioSTAR® in the United States. We are continuing to develop our next advanced biological closure technology called BioTREK™. BioTREK™ represents our second biological closure technology and follows our BioSTAR® implant technology. BioTREK™ incorporates a unique biosynthetic material that uses the body’s own regenerative capability to restore function naturally. We believe that BioTREK™ will provide a more natural, biological closure of structures within the heart, such as the PFO. We continue preclinical evaluation of BioTREK™.

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

MARKETING AND SALES STRATEGY

We market CardioSEAL® and STARFlex® through our direct sales force to customers in the United States and Canada and market CardioSEAL®, STARFlex® and BioSTAR® directly in key European markets and through select distributors in other parts of Europe, Latin America and the Middle East. As of December 31, 2009, worldwide sales and marketing personnel consisted of 16 persons, 10 of whom are in various locations in the United States and six in various locations throughout Europe. Our European employees are based in Germany, France, the United Kingdom and Benelux. During 2010, we plan to continue to transition from direct sales to distribution partnerships in several key markets while expanding into new territories.

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

CUSTOMERS

Our customers are generally hospitals, clinics and other healthcare centers. It is not necessary for our U.S. customers to obtain Institutional Review Board, or IRB, approval to purchase CardioSEAL® and STARFlex® products for VSD closure, as we have received a PMA for this indication. At December 31, 2009, we had approximately 400 active customers worldwide to which we sell our CardioSEAL®, STARFlex® and BioSTAR® products directly.

No customer accounted for greater than 10% of product sales in any of the three years in the period ended December 31, 2009.

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

COMPETITION

Several companies, including AGA Medical Corp., or AGA, W. L. Gore & Associates, Inc., or Gore, Cardia, Inc., or Cardia, St. Jude Medical, Inc. and Occlutech, have developed or acquired technologies that may compete with our proprietary technologies. These companies sell their products in Europe and other international markets, and AGA and Gore also sell products in the United States. We believe that these competitors are conducting, or are planning to conduct, clinical trials in the United States and Europe. Additionally, more than 40 other companies or individuals have intellectual property in the field of septal closure, including devices that utilize radiofrequency welding, suturing, abrasion, adhesives and other approaches.

We believe that the CardioSEAL®, STARFlex®, and BioSTAR® implants have a distinct advantage over other PFO closure devices. CardioSEAL® has the longest clinical use history, a highly conformable, atraumatic design, a tissue scaffold proven to promote endothelialization, and a low septal profile and low metal surface area. Additionally, STARFlex® has a self-adjusting PFO-compatible centering mechanism which provides exceptionally high closure rates. The Rapid Transport delivery system and the Rapid Transport Plus delivery system provide for simplicity by reducing the number of steps for implantation. We further believe that our new biological closure device BioSTAR® provides and BioTREK™ will provide, an even more biological response by promoting quicker healing and device endothelialization, improving both PFO closure rate and patient safety.

PATENTS AND PROPRIETARY TECHNOLOGY

We seek to protect our technology through the use of patents, trademarks and trade secrets. We are the owner or licensee of 136 issued United States (U.S.) patents, and corresponding foreign patents, relating to our structural heart repair implant technologies and other related cardiovascular implant technologies. In addition, we have more than 69 pending U.S. patent applications in the field of structural heart repair, including implants, delivery systems and accessory products, some of which have corresponding foreign counterparts.

The issued U.S. patents expire at various dates ranging from 2010 to 2026. The patents related to our anastomosis devices, which are minimally invasive means of attaching vascular grafts, expire in 2016, the patent for our radiopaque markers, which allow catheters to be more visible under x-ray, expires in 2014, the patents for our distal protection system expire from 2019 to 2022, the patent for our nitinol septal repair device expires in

2016, the patent for our superelastic hinge joint, a novel concept with applicability to both implants and delivery systems, expires in 2017, the patents for our new generation PFO closure device expire from 2023 to 2025, and the patents for our implant attachment and delivery systems expire from 2024 to 2026.

In addition, we are the exclusive licensee within specific fields of use to several technologies. We are the exclusive licensee under certain patents, expiring from 2012 to 2015, relating to the CardioSEAL®, STARFlex®, and BioSTAR® cardiac septal repair implants, delivery systems and methods for repairing cardiac and vascular defects. We are the exclusive licensee to a patent used in nitinol septal repair devices which expires in 2011. We believe the near expiration of these patents is not likely to have a significant impact on our business. We are also the exclusive licensee under certain patents, expiring from 2014 to 2019, related to the intestinal collagen layer utilized in our BioSTAR® device and under certain patents, expiring from 2010 to 2023, related to the novel bioabsorbable polymer utilized in our BioTREK™ device.

We also rely on trade secrets and technical know-how in the development and manufacture of our devices, which we seek to protect, in part, through confidentiality agreements with our employees, consultants and other parties. We have eight trademarks, four of which are registered with the United States Patent and Trademark Office (see the following table).

Trademark	Jurisdiction	Status	Renewal Date
At The Heart of Brain Attacks™	Canada	Pending	—
At The Heart of Brain Attacks®	European Community	Registered	Sep 2015
At The Heart of Brain Attacks™	United States	Allowed	—
BioSTAR®	Canada	Registered	Jun 2024
BioSTAR®	European Community	Registered	Apr 2014
BioSTAR®	Japan	Registered	Oct 2015
BioSTAR®	United States	Registered	Jun 2016
BioTREK™	Canada	Allowed	—
BioTREK™	European Community	Pending	—
BioTREK®	Japan	Registered	Feb 2016
BioTREK™	United States	Pending	—
CardioSEAL®	United States	Registered	Jan 2018
Gator™	Canada	Pending	—
Gator®	European Community	Registered	Apr 2014
Gator®	Japan	Registered	Sep 2017
Gator™	United States	Allowed	—
NMT Medical®	Canada	Registered	Jan 2018
NMT Medical®	United States	Registered	Apr 2011
Rapid Transport	European Community	Registered	Aug 2013
STARFlex®	Canada	Registered	Sep 2020
STARFlex®	European Community	Registered	Feb 2011
STARFlex®	Japan	Registered	Jun 2014
STARFlex®	United States	Registered	Aug 2012

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

Vena Cava Filters

Under the terms of the 2001 sale of our former vena cava filter product line to Bard, we continue to make royalty payments to the estate of the inventor of these products based upon net sales by Bard of its SNF and RNF products. Commencing in 2003, these royalty expenses are reported in our consolidated financial statements as a reduction of royalty income that we earn from Bard. Since 2008, the royalty rate we receive from Bard decreased substantially from its former rate, while the royalty rate we pay to the estate of the original inventor of these products has remained the same. This has resulted in a net royalty expense that has been reflected in general and administrative expenses.

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

If human clinical trials of a device are required, and if the device presents a “significant risk”, the manufacturer of the device is required to file an IDE application with the FDA and receive agency approval prior to commencing clinical trials. The IDE application must be supported by data, typically the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. Sponsors of clinical trials may charge for an investigational device provided that such costs do not exceed the amount necessary to recover the costs of manufacture, research, development and handling of the investigational device. The clinical trials must be conducted under the auspices of an independent IRB established pursuant to FDA regulations. If a manufacturer believes the device study will qualify as a Non-Significant Risk, or NSR, study, then the manufacturer can seek from IRBs agreement of the NSR status and approval of the study at the IRB’s respective institutions. If the IRBs determine that a clinical trial involves a NSR study and approves the study, then the investigation is considered to have an approved IDE if certain conditions are met, including, for example, IRB approval of the investigation and compliance with informed consent requirements. The sponsor of a NSR study does not need to obtain FDA approval of an IDE application before beginning the study. However, if any one of the IRBs approached by the sponsor determines that the study is not NSR, then the manufacturer must inform all the other IRBs approached and the FDA, and submit an IDE application to the FDA.

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

Mounting concerns about rising health care costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and to further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit, or control directly, the price health care providers and drug and device manufacturers may charge for their services and products. We believe that U.S. health care providers currently are reimbursed for the cost of purchasing our CardioSEAL® and STARFlex® septal repair implants used in PMA procedures. In the international market, reimbursement by private third party medical insurance providers, including governmental insurers and providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third party governmental reimbursement. Our independent distributors, and the health care providers to whom such distributors sell, obtain any necessary reimbursement approvals.

The CardioSEAL® septal repair implant was awarded a Medicare billing pass-through code in September 2000 and has a favorable medical policy position from the national Blue Cross Blue Shield Association. A specific American Medical Association procedure code, or CPT, for catheter closure of atrial and ventricle level shunts has been issued and became effective March 1, 2003. The assigned CPT codes cover procedures using our CardioSEAL® and STARFlex® cardiac septal repair implants for closure of certain categories of VSD and PFO defects.

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

EMPLOYEES

As of December 31, 2009, we had 77 full-time employees. We believe that we maintain good relations with our employees.

ENVIRONMENTAL MATTERS

Applicable federal, state and local environmental laws have not had and are not expected to have a material effect on our business. To date, we have not made any material capital expenditures and do not anticipate making any such expenditures during the next two fiscal years relating to environmental control facilities.

ITEM 1A. RISK FACTORS

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling and marketing expenses, general and administrative expenses, research and development expenses, the sufficiency of our cash for future operations, and the success of our cardiovascular business and clinical trials. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,”, “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

OUR FINANCIAL RESOURCES ARE LIMITED. WE WILL REQUIRE ADDITIONAL FUNDING TO ACHIEVE OUR LONG TERM BUSINESS GOALS.

We have experienced significant operating losses in funding the development of our product candidates, accumulating a deficit of $50.5 million as of December 31, 2009, and we expect to continue to incur substantial operating losses for the foreseeable future. We have historically funded our operations primarily through public offerings of common stock, the sale of non-strategic business assets, and settlements from the successful defense of our patents. As of December 31, 2009, we had approximately $8.9 million in cash and cash equivalents. In February 2010, we announced that we completed a private placement of our common stock and warrants to purchase additional shares common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share.

In the future we will require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to the approval of the United States Food and Drug Administration, or FDA, and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. We believe that our current cash position, including the proceeds from our private placement, combined with a reduction in expenses and expected increase in revenues outside of North America in addition to our two-year $4 million revolving credit facility with Silicon Valley Bank will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. We believe that we will need to raise additional capital to adequately market the product, subject to the FDA approval. Failure to raise capital if needed could materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

We intend to seek additional funding through public or private sales of our equity securities, debt financings, collaborations, licensing arrangements or other strategic transactions. However, we may not be able to obtain sufficient additional funding on satisfactory terms, if at all. We believe global economic conditions, including the credit crisis, have adversely impacted our ability to raise additional capital and may continue to do so. If we are unable to obtain additional financing or consummate a strategic transaction on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Based on our current working capital and estimated costs of implementing an orderly liquidation of our assets, we do not expect that there will be material cash available for distribution to our stockholders.

OUR ABILITY TO RAISE CAPITAL MAY BE LIMITED BY APPLICABLE LAWS AND REGULATIONS.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of March 22, 2010, our public float was approximately 12.7 million shares, the value of which was approximately $61.2 million based upon the closing price of our common stock of $4.82 on such date. As of March 22, 2010, the value of one-third of our public float calculated on the same basis was approximately $20.4 million. Alternative means of raising capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

In addition, our ability to timely raise sufficient capital may be limited by the Nasdaq Capital Market’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the Nasdaq Capital Market requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is deemed a “public offering” by the Nasdaq Capital Market staff. Based on our outstanding common stock and closing price as of March 22, 2010, we could not raise more than approximately $15.4 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value.

Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval, we would expect to spend additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to continue as a going concern, and there is no guarantee our stockholders would ultimately approve a proposed transaction. A public offering under Nasdaq Capital Market rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less and the dilution existing stockholders experience may in turn be greater than if we were able to raise capital through other means.

RAISING ADDITIONAL CAPITAL MAY CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS, REQUIRE US TO RELINQUISH PROPRIETARY RIGHTS OR RESTRICT OUR OPERATIONS.

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of our equity securities, debt financings, collaborations, licensing arrangements or other strategic transactions. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock and may substantially dilute our existing stockholders. If we instead seek to raise capital through strategic transactions, such as licensing arrangements or sales of one or more of our technologies or product candidates, we may be required to relinquish valuable rights. For example, any licensing arrangement would likely require us to share a significant portion of any revenues generated by our licensed technologies with our licensees. Additionally, the development of any product candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such product candidates. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. As we continue to use our cash and cash equivalents to fund our operations, it will likely become increasingly difficult to raise additional capital on commercially reasonable terms, or at all.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

In March 2003, the FDA approved CLOSURE I, our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a first of its kind, prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and effectiveness of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on a planned interim analysis, the Data Safety Monitoring Board, an independent entity charged with assessing the safety aspects of our study, determined that an enrollment of 900 patients would provide conditional power to show, if it exists, a statistically significant benefit at the end of the data review. In October 2008, we announced that we completed patient enrollment in this clinical trial. We currently anticipate that when completed, if possible benefit is demonstrated, study data from CLOSURE I will be used to support a PFO PMA application. In September 2009 we announced that, upon recommendation of the CLOSURE I Executive Committee, we will commence initial data analysis in April of 2010. We currently estimate the total costs of CLOSURE I to be approximately $31 million through completion of the clinical trial. To date we have incurred approximately $26.4 million in total costs. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF ONE PRODUCT LINE.

In February 1996, we acquired the exclusive rights to the CardioSEAL® cardiac septal repair implant from InnerVentions, Inc., a licensee of the Children’s Medical Center Corporation, or CMCC, also known as Children’s Hospital Boston. In connection with this acquisition, we acquired all of the existing development, manufacturing, testing equipment, patent licenses, know-how and documentation necessary to manufacture cardiac septal repair implant devices. Under the license agreements, as amended, we pay royalties to CMCC on all commercial sales of our cardiac septal repair products. We sell CardioSEAL® in the United States, Canada and Europe. We sell BioSTAR® in Europe and Canada. We sell STARFlex® in the United States and Europe. We derive substantially all of our ongoing revenues from sales of our CardioSEAL®, STARFlex® and BioSTAR® products. As demand for, and costs associated with, these products fluctuates, including the potential impact of our revenue and non-revenue producing PFO investigational device exemption, or IDE, clinical trials on product sales, our financial results on a quarterly or annual basis may be significantly impacted. Accordingly, events or circumstances adversely affecting the sales of any of these products would directly and adversely impact our business. These events or circumstances may include reduced demand for our products, lack of regulatory approvals, product liability claims and/or increased competition.

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

•	achieving successful stroke and/or TIA related clinical trials;

•	developing next generation product lines;

•	improving our sales and marketing capabilities;

•	improving our ability to successfully manage inventory as we expand production;

•	continuing to train, motivate and manage our employees; and

•	developing and improving our operational, financial and other internal systems.

REVENUE GENERATED BY CARS IDE MAY BE LIMITED.

In August 2006, we announced FDA approval for a new PFO/stroke IDE, called CARS. The CARS IDE will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of CARS with our newer STARFlex® implant technology. Patients previously covered by the HDE only had access to our original CardioSEAL® device. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. However, while patients in the CLOSURE I trial received the implant at no cost, those covered under the CARS IDE can be charged for the device. We anticipate a shift of some recurrent stroke patients with PFOs to the CARS IDE from the original HDE because patients will have access to the newer STARFlex® technology. At this time it is difficult to determine the impact on product revenue in the U.S. as a result of the transition from paid-for HDE devices to the paid-for devices under CARS. We believe the CARS IDE is a competitive achievement for us and is necessary to accommodate the growing demand for more advanced PFO/stroke treatments.

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

WE MAY FACE SIGNIFICANT UNCERTAINTY IN THE INDUSTRY DUE TO GOVERNMENT HEALTHCARE REFORM.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. President Obama recently signed federal legislation enacting sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact it may have on us.

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

Our issued U.S. patents expire at various dates ranging from 2010 to 2026. When each of our patents expires, competitors may develop and sell products based on the same or similar technologies as those covered by the expired patent. We have invested in significant new patent applications, and we cannot be certain that any of these applications will result in an issued patent to enhance our intellectual property rights.

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

WE ARE EXPOSED TO UNCERTAIN ROYALTY EXPENSE IN EXCESS OF ROYALTY REVENUE.

Commencing in 2003, we earned royalties from C.R. Bard, Inc., or Bard, on its sales of the vena cava filter products we sold to Bard in 2001. Since 2008, the royalty rate we receive from Bard decreased substantially from the royalty rate we earned prior to 2008, while the royalty rate we pay to the estate of the original inventor of these products will remain the same. Accordingly, we cannot assure you of the actual royalty expense we will incur in 2010.

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

OUR EXPANDING NON-US OPERATIONS EXPOSE US TO RISK INHERENT IN FOREIGN OPERATIONS.

As we increase our presence in Europe, Canada and Latin America, the impact of foreign currency fluctuations on our revenue and expenses could have an adverse impact on our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 27 Wormwood Street, Boston, Massachusetts 02210-1625. We lease approximately 35,000 square feet of manufacturing, laboratory and administrative space at this facility, under leases that expire in September 2012.

ITEM 3. LEGAL PROCEEDINGS

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement was shared equally between us and CMCC after deduction of our legal fees and expenses. We received payments totaling $1.0 million in 2008 and $1.25 million in 2009. These payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding.

In December 2009, we and Lloyd A. Marks (“Marks”) entered into a Settlement Agreement (the “Agreement”) with W.L. Gore & Associates (“Gore”). This agreement settles a patent infringement lawsuit that we and Marks brought against Gore relating to aperture occlusion devices, to which we have an exclusive license. The agreement required that Gore pay us $2.75 million. We received these funds in December 2009. This payment will be shared equally between us and Marks, the inventor of the technology, after reimbursement of our legal fees and expenses, which are approximately $850,000. The payment due Marks of approximately $950,000 is included in accrued expenses at December 31, 2009. The net gain from settlement of litigation of approximately $950,000 is included in our statement of operations for the year ended December 31, 2009.

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

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NMTI”. There were approximately 100 stockholders of record of our common stock on March 22, 2010, representing approximately 6,000 shareholder accounts. The following table lists the high and low sales prices for our common stock for the periods indicated.

Period	High	Low
2008
First quarter	$7.23	$3.77
Second quarter	6.05	3.65
Third quarter	4.73	3.08
Fourth quarter	3.38	0.52

2009
First quarter	$1.59	$0.60
Second quarter	2.87	0.71
Third quarter	2.64	1.52
Fourth quarter	2.66	1.53

We did not declare or pay any cash dividends on shares of our common stock during the years ended December 31, 2009 and 2008 and do not anticipate declaring or paying cash dividends in the foreseeable future. We currently expect that we will retain any earnings for use in our business.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2009 were derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	2009	2008	2007	2006	2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Product sales	$13,220	$17,857	$19,855	$22,135	$19,313
Net royalty income	-	18	6,900	6,016	4,603

Total revenues	13,220	17,875	26,755	28,151	23,916

Costs and expenses:
Cost of product sales	5,504	5,969	5,409	5,938	5,470
Research and development	8,923	13,194	15,407	15,455	12,746
General and administrative	6,764	8,579	7,988	8,681	7,982
Selling and marketing	5,467	8,784	9,093	8,704	6,340

Total costs and expenses	26,658	36,526	37,897	38,778	32,538

Net gain from settlement of litigation	950	-	-	15,184	-

(Loss) income from operations	(12,488)	(18,651)	(11,142)	4,557	(8,622)

Other income (expense):
Currency transaction (loss) gain	(1)	(123)	88	15	(122)
Interest income	89	767	1,830	1,816	861

Total other income, net	88	644	1,918	1,831	739

(Loss) income before income taxes	(12,400)	(18,007)	(9,224)	6,388	(7,883)
Income tax expense (benefit)	44	69	(122)	502	-

(Loss) income from continuing operations	(12,444)	(18,076)	(9,102)	5,886	(7,883)

Gain from discontinued operations	-	-	-	-	91

Net (loss) income	$(12,444)	$(18,076)	$(9,102)	$5,886	$(7,792)

Basic net (loss) income per common share:
Continuing operations	$(0.94)	$(1.39)	$(0.70)	$0.46	$(0.64)
Discontinued operations	-	-	-	-	0.01

Net (loss) income	$(0.94)	$(1.39)	$(0.70)	$0.46	$(0.63)

Diluted net (loss) income per common share:
Continuing operations	$(0.94)	$(1.39)	$(0.70)	$0.43	$(0.64)
Discontinued operations	-	-	-	-	0.01

Net (loss) income	$(0.94)	$(1.39)	$(0.70)	$0.43	$(0.63)

Weighted average common shares outstanding:
Basic	13,189	13,020	12,926	12,746	12,332

Diluted	13,189	13,020	12,926	13,597	12,332

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$8,926	$17,574	$30,974	$41,450	$31,506
Working capital	2,439	13,978	30,822	38,860	30,515
Total assets	13,993	24,246	40,603	51,183	40,490
Long-term liabilities	554	507	352	-	-
Stockholders’ equity	2,580	14,399	31,573	39,899	31,320

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2001, we began divesting certain non-strategic assets in order to focus on this emerging PFO market opportunity utilizing our proprietary implant technologies. These divestitures included the November 2001 sale of our vena cava filter product line to Bard and the July 2002 sale of our neurosciences business unit to Integra. Net cash proceeds from these sales transactions of approximately $33.8 million, the related net royalty income from Bard that commenced in 2003 and the on-going business operations have provided us with the financial and operational flexibility to aggressively pursue this emerging market opportunity with our CardioSEAL®, STARFlex® and BioSTAR® implants, clinical research studies and development of next generation catheter-based implant technologies. More than 32,000 PFOs have been closed globally using our CardioSEAL®, STARFlex® and BioSTAR® implant technologies.

2009 Revenues

Our 2009 revenues were derived from sales of our CardioSEAL®, STARFlex® and BioSTAR® products primarily in the U.S., Europe and Latin America. CardioSEAL®, STARFlex® and BioSTAR® product sales decreased by approximately 26% from 2008 to 2009, due primarily to the challenging global economy, which affected hospital purchasing patterns. Sales in North America decreased by approximately 22% in 2009 compared to 2008, primarily due to decreased sales in the United States. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. In addition, we believe that given enrollment in CLOSURE I is complete, certain referring physicians may be waiting for the data prior to increasing their referral patterns thereby resulting in a short-term reduction in referrals. In Europe, we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedures and market share. In 2010 we currently expect total product revenues to be approximately $14 million to $15 million.

PFO/Stroke

Stroke is the third leading cause of death in the United States and the leading cause of disability in adults. Each year, approximately 750,000 Americans suffer a new or recurrent stroke and 500,000 Americans experience a TIA. In 2003, we launched the CLOSURE I clinical trial to compare our STARFlex® cardiac septal repair implant with current medical therapy in stroke prevention. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, testing the conditional probability of a statistically significant benefit, if it exists, will require an enrollment of 900 patients. In October 2008, we announced that we completed patient enrollment in this clinical trial. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we have elected to commence data analysis in April 2010, six months earlier than the originally planned October 2010 date. By April 2010, the data is expected to have statistical power to support a primary outcome result and thus it would be scientifically appropriate to begin the analysis at that time. In April 2010, 99.4% of all patient follow-up months will have been completed and 95.1% of patients will have completed the two-year follow-up. The results of the analysis are anticipated during the third quarter of 2010 at which point the trial will be complete, with 100% of the randomized patient follow-up available. If the results prove positive for device closure, we will be in a position to submit a PMA application for our STARFlex® device for the stroke and TIA indication to the FDA.

We currently expect that total costs for CLOSURE I will be approximately $31 million through completion of the trial. Of this total, approximately $26.4 million was incurred through 2009, and we currently project 2010 costs to be approximately $3.3 million.

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

In October 2005, we received approval from the regulatory authorities in the United Kingdom to begin enrollment in MIST III. In MIST III, control patients from the original MIST study, those who did not receive the STARFlex® implant, have the option to receive an implant after they have been unblinded as part of the MIST study. These patients will follow the identical protocol as in MIST after which they will be followed for an additional 18 months. In addition, migraine patients with a PFO who did receive a STARFlex® implant in MIST will be followed for an additional 18 months. We currently estimate the cost of MIST III to be approximately $1.2 million, with substantially all of the spending having been incurred through 2009. We expect minimal spending in 2010. We expect long term follow up data to be available in the second quarter of 2010.

CRITICAL ACCOUNTING POLICIES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our results of operations and the valuation of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results of operations cannot be made with certainty, and are made based on our experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or as additional information is obtained. While there are a number of accounting policies, methods and estimates affecting our financial statements described in Note 2 of Notes to Consolidated Financial Statements, our most critical accounting policies, described below, include: (i) revenue recognition; (ii) inventory reserves; (iii) expenses associated with clinical trials; (iv) share-based compensation and (v) fair value measurements of marketable securities. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make subjective or complex judgments that could have a material effect on our financial condition and results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred to the customer; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. We use judgment concerning the satisfaction of these criteria, particularly with respect to collectibility. Should changes in conditions cause us to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We require receipt of purchase orders from our customers for our products. Prior to fulfillment of a customer order, we review that customer’s account history and outstanding balances to determine if we believe that collectibility of the order value is reasonably assured. We recognize product revenues upon shipment unless customer purchase orders specifically designate that title to the products transfers upon receipt. Products sold to distributors, which accounted for approximately 9% of our product sales in 2009, are not subject to a right of return for unsold product.

We recognize royalty income as it is earned in accordance with relevant contract provisions. Where applicable, we report royalty income in our financial statements net of corresponding royalty obligations to third parties.

Inventory Reserves

We recognize abnormal amounts of idle facility expenses as current-period charges. In addition, we allocate fixed production overhead to the costs of production based on the normal capacity of the production facilities. Management judgment will be required in the determination of a range of normal capacity levels, which will directly affect the allocation of fixed manufacturing overhead costs between inventory costs and period expense. Inventory levels at the end of 2009 decreased approximately 18% compared to the end of 2008. We also experienced an increase in cost of product sales as a percentage of product sales in 2009, which was partially the result of the impact of fixed manufacturing overhead on lower than budgeted production volumes.

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

Expenses Associated With Clinical Trials

We have invested significant resources in several clinical trials designed to investigate the potential connection between a PFO and brain attacks such as strokes, TIAs and migraine headaches. We completed enrollment in July 2005 for MIST in the United Kingdom. In October 2005, we announced approval of MIST III. Our CLOSURE I trial, commenced in 2003, is an FDA-approved IDE study in the U.S. to evaluate the safety and efficacy of the STARFlex® closure technology to prevent a recurrent embolic stroke and/or TIA in patients with a PFO. In October 2008, we announced that we completed patient enrollment in this trial. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we have elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. In November 2005, we completed enrollment in the BEST study. Total expenses for all of our clinical trials were approximately $3.9 million, $5.4 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Share-Based Compensation

We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize cost over the requisite service period. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period. Share-based compensation is not recorded if the awards do not vest. Accordingly we estimate the forfeitures in determining the share-based compensation expense to record for the period. If our actual forfeiture experience differs from our estimate, share-based compensation expense will be adjusted. We use the Black-Scholes option-pricing model to estimate fair value of share-based awards. The fair value of our share-based awards are dependent on the assumptions we use for expected life (in years), the expected stock price volatility, the expected dividend yield and the risk free interest rate.

Fair Value Measurements of Marketable Securities

In determining the fair value of our marketable securities, we consider the level of market activity and the availability of prices for the specific security that we hold. If a security is traded in an active market and prices are regularly and readily available (“Level 1 inputs”), valuation of these securities does not entail a significant degree of judgment. When using Level 1 inputs, we do not adjust the market price for such instruments, even in situations where we hold a large position and a sale could reasonably impact the market price. If we conclude that the market is not active for the identical security we hold, we evaluate various observable data points (“Level 2 inputs”) for the identical security or similar securities in developing the fair value estimates. The identification of similar securities requires some level of judgment. We use quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency to develop our initial value. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source. We then apply judgment to ensure the fair value is reflective of any credit rating degradation of the issuer or recent marketplace activity. Adjustments to the Level 2 inputs, which are primarily to reflect the volume and level of activity in the markets for the similar securities compared to the security we hold, are evaluated for significance to the overall fair value measurement. We do not have any securities for which the fair value is determined using Level 3 inputs which rely on significant unobservable inputs.

Comparison of Years ended December 31, 2009, 2008 and 2007

The following two tables present consolidated statements of operations information as a reference for management’s discussion which follows. The first table presents dollar and percentage changes for each listed line item for 2009 compared with 2008 and for 2008 compared with 2007. The second table presents consolidated statements of operations information for each of the three years in the period ended December 31, 2009 as a percentage of total revenues (except for cost of product sales, which is stated as a percentage of product sales).

	Years Ended December 31,			Increase (Decrease)		% Change
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Revenues:
Product sales	$13,220	$17,857	$19,855	$(4,637)	$(1,998)	(26.0)%	(10.1)%
Net royalty income	-	18	6,900	(18)	(6,882)	(100.0)%	(99.7)%

Total revenues	13,220	17,875	26,755	(4,655)	(8,880)	(26.0)%	(33.2)%

Costs and expenses:
Cost of product sales	5,504	5,969	5,409	(465)	560	(7.8)%	10.4%
Research and development	8,923	13,194	15,407	(4,271)	(2,213)	(32.4)%	(14.4)%
General and administrative	6,764	8,579	7,988	(1,815)	591	(21.2)%	7.4%
Selling and marketing	5,467	8,784	9,093	(3,317)	(309)	(37.8)%	(3.4)%

Total costs and expenses	26,658	36,526	37,897	(9,868)	(1,371)	(27.0)%	(3.6)%

Net gain from settlement of litigation	950	-	-	950	-	-	-

Loss from operations	(12,488)	(18,651)	(11,142)	6,163	(7,509)	(33.0)%	67.4%
Other income:
Currency transaction (loss) gain	(1)	(123)	88	122	(211)	(99.2)%	(239.8)%
Interest income	89	767	1,830	(678)	(1,063)	(88.4)%	(58.1)%

Total other income, net	88	644	1,918	(556)	(1,274)	(86.3)%	(66.4)%

Loss before income taxes	(12,400)	(18,007)	(9,224)	5,607	(8,783)	(31.1)%	95.2%

Income tax expense (benefit)	44	69	(122)	(25)	191	(36.2)%	(156.6)%

Net loss	$(12,444)	$(18,076)	$(9,102)	$5,632	$(8,974)	(31.2)%	98.6%

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product sales	100.0%	99.9%	74.2%
Net royalty income	0.0%	0.1%	25.8%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product sales	41.6%	33.4%	27.2%
Research and development	67.5%	73.8%	57.6%
General and administrative	51.2%	48.0%	29.9%
Selling and marketing	41.4%	49.1%	34.0%
Total costs and expenses	201.6%	204.3%	141.6%

Net gain from settlement of litigation	7.2%	-	-

Loss from operations	(94.5)%	(104.3)%	(41.6)%
Other income:

Currency transaction (loss) gain	(0.0)%	(0.7)%	0.3%
Interest income	0.7%	4.3%	6.8%

Total other income, net	0.7%	3.6%	7.2%

Loss before income taxes	(93.8)%	(100.7)%	(34.5)%
Income tax (benefit) provision	0.3%	0.4%	(0.5)%

Net loss	(94.1)%	(101.1)%	(34.0)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Revenues. Revenues for the years ended December 31, 2009 and 2008 were as follows:

	Years Ended December 31,		Increase (Decrease) 2008 to 2009	% Change 2008 to 2009
	2009	2008
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$9,081	$11,716	$(2,635)	(22.5)%
Rest of world	4,139	6,141	(2,002)	(32.6)%

Total product sales	13,220	17,857	(4,637)	(26.0)%

Net royalty income:
Boston Scientific Corporation	-	18	(18)	(100.0)%

Total revenues	$13,220	$17,875	$(4,655)	(26.0)%

The decrease in product sales for 2009 compared to 2008 was primarily a result of the challenging global economy, which affected hospital purchasing patterns. Sales in Europe were also impacted by the number of ongoing clinical trials and competitive market conditions. In an effort to more tightly manage their cash flow, we believe that hospitals are reducing their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. Outside of North America, we are continuing to transition from direct sales to distribution partnerships in several key markets while expanding into new territories. In many of our newer markets product registration was recently completed and some of these markets began to contribute revenue in the fourth quarter. Sales outside of North America represented approximately 31% and 34% of total product sales in 2009 and 2008 respectively.

We currently believe that in 2010 sales outside of North America will remain at about 34% of total product sales. We currently believe that, given the current regulatory approvals of our products in the U.S., sales in North America will only increase modestly. We currently expect sales outside of North America to increase approximately 20% as we expand our sales in the Latin America market in 2010 and in the Middle East. Additionally, relative weakening or strengthening of the U.S. dollar will have a favorable or unfavorable impact, respectively, on sales not denominated in US dollars.

Cost of Product Sales. For the year ended December 31, 2009, cost of product sales, as a percentage of total product sales, was approximately 41.6% compared with 33.4% for the year ended December 31, 2008. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. Included in cost of product sales were royalty expenses of approximately $2.0 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. We currently expect 2010 cost of product sales to decrease slightly to approximately 38%, as a percentage of product sales.

Research and Development. Research and development expense decreased approximately $4.3 million, or 32.4%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and reduced resources allocated to our development programs. For 2010, research and development expense is expected to decrease slightly to approximately $8.6 million from $8.9 million due primarily to the completion of our clinical trial enrollment work.

General and Administrative. General and administrative expense decreased $1.8 million, or 21.2%, for the year ended December 31, 2009 compared with the year ended December 31, 2008. Included as a reduction to general and administrative expense are payments received totaling $1.3 million pursuant to a settlement agreement with Cardia, Inc, or Cardia. for the year ended December 31, 2009, compared with payments totaling $1.0 million for the year ended December 31, 2008. Also included as a reduction to general and administrative expense for the year ended December 31, 2009 are proceeds of $850,000 received from W.L. Gore & Associates, or Gore. This amount represents the reimbursement of our legal fees and expenses incurred in the settlement and litigation resolution with Gore. The total settlement was $2.75 million. After reimbursement of our expenses, the cash payment was split equally between us and Lloyd A. Marks, the inventor of the technology. The net gain of approximately $950,000 was reflected as a net gain on settlement of litigation on our statement of operations. The decrease in general and administrative expenses was also due to lower legal costs related to patent work as well as additional savings spread across numerous account classifications. For 2010, general and administrative expenses are currently expected to increase to approximately $7.9 million from $6.8 million in 2009.

Selling and Marketing. Selling and marketing expense decreased $3.3 million, or 37.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily the result of decreased expenses related to salary costs due to lower headcount, lower commissions and lower sales bonuses due to lower sales, and decreased travel and promotion expenses related to BioSTAR®. We currently expect worldwide selling and marketing expense in 2010 to be approximately $5.4 million, or slightly less than selling and marketing expense in 2009.

Interest Income. Interest income decreased approximately $700,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily related to lower cash balances and lower interest rates in 2009. We anticipate only a small amount of interest income in 2010 as interest rates remain low and we maintain conservative investments.

Income Tax Provision. We incurred a loss from operations in 2009 and therefore have not made a provision for taxes on continuing operations for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, we recorded income tax expense of approximately $44,000 and $69,000 respectively, primarily for the establishment of a liability for uncertain tax positions. We expect to incur operating losses in 2010.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Revenues. Revenues for the years ended December 31, 2008 and 2007 were as follows:

	Years Ended December 31,		Increase (Decrease) 2007 to 2008	% Change 2007 to 2008
	2008	2007
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$11,716	$14,185	$(2,469)	(17.4)%
Rest of world	6,141	5,670	471	8.3%

Total product sales	17,857	19,855	(1,998)	(10.1)%

Net royalty income:
Bard	-	6,849	(6,849)	(100.0)%
Boston Scientific Corporation	18	51	(33)	(64.7)%

Total net royalty income	18	6,900	(6,882)	(99.7)%

Total revenues	$17,875	$26,755	$(8,880)	(33.2)%

The decrease in CardioSEAL® and STARFlex® implant seals for 2008 compared to 2007 was primarily the result of decreased product demand in North America, primarily in the United States. We believe that sales in the United States continue to be impacted by delays by third party payors in approving reimbursement for the procedures as a result of the voluntary withdrawal of the HDE of our CardioSEAL® septal repair system. In addition, we believe that given enrollment in CLOSURE I is complete, certain referring physicians are waiting for the data prior to increasing their referral patterns thereby resulting in a short-term reduction in referrals.

The increase in European sales was primarily related to the launch of BioSTAR®, our bioabsorbable structural heart repair implant technology and our Rapid Transport delivery system following the awarding of the CE Mark for BioSTAR® in June 2007. The increase was also attributable to increased sales and marketing programs, as well as greater acceptance of our technology by the clinical community throughout Europe. We believe that as a result of the combination of (i) our MIST study results and headcount investments in the UK and other planned investments in Europe having increased awareness of the positive treatment effect on severe migraine sufferers with a PFO using our technology along with (ii) the impact of the June 2007 awarding of the CE Mark for BioSTAR®, our European product sales will continue to increase as a percentage of total sales. Despite the growth in European sales, we did not achieve our targeted level of revenue in Europe due to several factors including the extremely competitive environment in Europe resulting from several ongoing PFO treatment clinical trials vying for the same patient subset and limited cath-lab time available due to the increasing number of percutaneous valve repair procedures, and the growing severity of the deteriorating economy during the second half of 2008. Sales outside of North America represented approximately 34.4% and 28.6% of total product sales in 2008 and 2007, respectively.

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

Income Tax Provision. We incurred a loss from operations in 2008 and therefore have not made a provision for taxes on continuing operations for the year ended December 31, 2008. For the year ended December 31, 2008, we recorded income tax expense of approximately $69,000 for the establishment of a liability for uncertain tax positions. For the year ended December 31, 2007, we recorded a benefit from income taxes of $122,000 as a result of the tax benefit for a portion of the taxes paid in 2006 that is refundable by carryback partially offset by the establishment of a liability for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses of $12.5 million, $18.7 million and $11.1 million during each of the prior three fiscal years, respectively, and have experienced decreasing sales over those time periods. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $50.5 million as of December 31, 2009. In addition, we expect to incur significant additional research and development and other costs during fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. In addition, while we have a two-year credit facility with Silicon Valley Bank, we will also continue to review financing alternatives to raise additional capital, if necessary.

At December 31, 2009, we had cash and cash equivalents of approximately $8.9 million. In February 2010, we announced that we completed a private placement of our common stock and warrants to purchase additional shares of common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share for total proceeds of $5.8 million. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share. We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. We continually evaluate our cost structure and it may be necessary to further reduce expenses in the short term. We believe that our cash position at December 31, 2009 and the funds received in February 2010, combined with a reduction in expenses and expected increase in revenues outside of North America in addition to our two-year $4 million revolving credit facility with Silicon Valley Bank will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. Based on our current projections and plans, we believe that there is sufficient cash to fund operations through at least 2010 and into 2011. However, these forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially. We will also continue to review financing alternatives to raise capital, if necessary.

We expect to commence data analysis for our CLOSURE I trial in April of 2010 and anticipate that a submission will be made to the FDA for PMA approval during the third quarter of 2010.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash, cash equivalents and marketable securities	$8,926	$17,574	$30,974
Net cash used in operating activities	(8,706)	(13,566)	(11,148)
Net cash provided by investing activities	12,727	11,169	9,242
Net cash provided by financing activities	6	312	604

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2009 totaled approximately $8.7 million and consisted primarily of a net loss of approximately $12.4 million. Net loss in 2009 included non-cash charges of approximately $700,000. Working capital requirements also decreased by approximately $3.1 million.

The non-cash charges of approximately $700,000 during the year ended December 31, 2009 consisted of share-based compensation expense, depreciation of property and equipment and amortization of bond premium on marketable debt securities.

The primary elements of the $3.1 million net decrease in working capital requirements during the year ended December 31, 2009 consisted of an increase in current liabilities of approximately $1.7 million and reductions in accounts receivable of approximately $800,000, inventories of approximately $350,000 and prepaid expenses of approximately $200,000. Included in the increase of current liabilities are approximately $1.5 million of costs related to the Gore litigation settlement. We received the settlement in December and will pay the inventor’s portion of the settlement as well as the remaining legal fees incurred in connection with the settlement in the first half of 2010.

Net cash used in operating activities for the year ended December 31, 2008 totaled approximately $13.6 million and consisted of a net loss of approximately $18.1 million. Net loss in 2008 included non-cash charges of approximately $911,000. Working capital requirements also decreased by approximately $3.6 million.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of approximately $12.7 million during the year ended December 31, 2009 consisted primarily of approximately $13.3 million of proceeds from maturities of marketable securities, offset by approximately $500,000 of purchases of marketable securities. Purchases of property and equipment for use in our manufacturing, research and development, and general and administrative activities totaled approximately $30,000 during the year ended December 31, 2009 compared to approximately $150,000 in 2008. This compared to approximately $11.2 million provided by investing activities in 2008, which consisted primarily of approximately $27.5 million of proceeds from maturities of marketable securities, offset by approximately $16.2 million of purchases of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $6,000 for the year ended December 31, 2009 and approximately $312,000 for the year ended December 31, 2008. For both periods, net cash from financing activities primarily includes proceeds from the issuance of shares of common stock pursuant to our employee stock purchase plan.

Factors Affecting Sources of Liquidity

We may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. In February 2010, we announced that we completed a private placement of our common stock and warrants to purchase additional of shares common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share for total proceeds of $5.8 million. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. In June 2009, we secured a two-year, $4 million revolving credit facility with Silicon Valley Bank.

CONTRACTUAL OBLIGATIONS

Clinical Trials

During 2009, we incurred costs for two clinical trials at various stages of completion. In connection with these trials, we have entered into various contractual obligations with third party service providers and the participating clinical sites. Under certain agreements, we have the right to terminate, in which case the remaining obligations would be limited to costs incurred as of that date. Including the internal costs of our clinical department and the manufacturing costs of products used, the following table provides, by trial, our current estimate of total costs to be incurred, actual cumulative costs through fiscal 2009, our current estimates of 2010 costs and the remaining costs estimated to be incurred subsequent to 2010. The estimated total costs, as well as the timing and amounts of estimated future costs, are dependent upon a variety of factors, including the timing of patient enrollment and patient monitoring and, in the case of new clinical trials, the finalization of various third party contracts. Of the total costs incurred through 2009, approximately $1.3 million was included in accrued expenses at December 31, 2009.

	Inception of Enrollment	Current Projected Total Costs of Clinical Trial	Costs Incurred Through 2009	Projected Cost To Be Incurred 2010	Projected Cost To Be Incurred After 2010	Projected Trial Completion / Regulatory Filing
		(In millions of dollars)

CLOSURE I	2003	$31.0	$26.4	$3.3	$1.3	Q3 2010

BEST	2005	1.4	1.4	-	-	Completed

MIST	2005	4.9	4.9	-	-	Completed

MIST II	2007	-	3.9	-	-	Not applicable

MIST III	2006	1.2	1.2	-	-	Q2 2010

Totals		$38.5	$37.8	$3.3	$1.3

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

The following table summarizes our estimated minimum future operating lease and license agreement contractual commitments at December 31, 2009:

	Payments Due By Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating leases	$2,699,171	$847,344	$1,838,567	$13,260	$-
Minimum license obligations	150,000	150,000	-	-	-

Total	$2,849,171	$997,344	$1,838,567	$13,260	$-

OFF-BALANCE SHEET FINANCING

During the year ended December 31, 2009, we have not engaged in any off-balance sheet activities, including the use of structured finance or specific purpose entities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009 and 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors and executive officers required under this item is incorporated by reference to the information set forth under the section entitled “Election of Directors” in our proxy statement for our 2010 Annual Meeting of Stockholders. Information relating to certain filings of Forms 3, 4 and 5 is contained in our 2010 proxy statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors is contained in our 2010 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2010 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2010 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the section entitled “Certain Transactions” in our 2010 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our 2010 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements of NMT Medical, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

Dated: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ FRANCIS J. MARTIN Francis J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2010

/S/ RICHARD E. DAVIS Richard E. Davis	Chief Operating Officer and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2010

/S/ JAMES J. MAHONEY, JR. James J. Mahoney, Jr.	Chairman of the Board	March 29, 2010

/S/ CHERYL L. CLARKSON Cheryl L. Clarkson	Director	March 29, 2010

/S/ JOHN E. AHERN John E. Ahern	Director	March 29, 2010

/S/ DANIEL F. HANLEY Daniel F. Hanley, M.D.	Director	March 29, 2010

/S/ DAVID L. WEST David L. West, Ph.D., M.P.H.	Director	March 29, 2010

Appendix A

NMT MEDICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NMT Medical, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of NMT Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NMT Medical, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2010

NMT Medical, Inc. and Subsidiaries

Consolidated Balance Sheets

	At December 31, 2009	At December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$8,926,329	$4,899,179
Marketable securities	-	12,674,639
Accounts receivable, net of allowances of $85,000 in 2009 and $135,000 in 2008	1,683,829	2,511,934
Inventories	1,658,646	2,018,173
Prepaid expenses and other current assets	1,029,348	1,212,947

Total current assets	13,298,152	23,316,872

Property and equipment, at cost:
Laboratory and computer equipment	2,003,209	1,974,468
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	334,300

	3,610,745	3,584,889
Less accumulated depreciation and amortization	2,916,225	2,656,196

Total property and equipment, net	694,520	928,693

Total Assets	$13,992,672	$24,245,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,017,863	$2,870,606
Accrued expenses	5,840,908	6,468,167

Total current liabilities	10,858,771	9,338,773

Long-term liabilities	554,143	507,426

Commitments and contingencies (Notes 6 and 14)

Stockholders’ equity:
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued and outstanding—none	-	-
Common stock, $.001 par value
Authorized—30,000,000 shares
Issued and outstanding—13,268,294 shares in 2009 and 13,122,291 shares in 2008	13,268	13,122
Additional paid-in capital	53,175,464	52,659,855
Treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	-	(108,407)
Accumulated deficit	(50,489,374)	(38,045,604)

Total stockholders’ equity	2,579,758	14,399,366

Total Liabilities and Stockholders’ Equity	$13,992,672	$24,245,565

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales	$13,220,117	$17,856,449	$19,854,658
Net royalty income	-	18,170	6,900,467

Total revenues	13,220,117	17,874,619	26,755,125

Costs and expenses:
Cost of product sales	5,504,232	5,968,933	5,409,180
Research and development	8,923,462	13,194,376	15,407,153
General and administrative	6,763,779	8,578,640	7,987,917
Selling and marketing	5,466,823	8,783,784	9,093,349

Total costs and expenses	26,658,296	36,525,733	37,897,599

Net gain from settlement of litigation	950,500	-	-

Loss from operations	(12,487,679)	(18,651,114)	(11,142,474)

Other income:
Currency transaction (loss) gain	(1,554)	(123,192)	87,952
Interest income	89,366	767,724	1,830,191

Total other income, net	87,812	644,532	1,918,143

Loss before income taxes	(12,399,867)	(18,006,582)	(9,224,331)

Income tax expense (benefit)	43,903	69,169	(121,879)

Net loss	$(12,443,770)	$(18,075,751)	$(9,102,452)

Basic and diluted net loss per common share:	$(0.94)	$(1.39)	$(0.70)

Weighted average common shares outstanding:
Basic and diluted	13,189,137	13,019,653	12,926,020

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid- in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	$0.001 Per Value		Number of Shares	Cost
Balance, January 1, 2007	12,901,310	$12,901	$50,870,411	(40,000)	$(119,600)	$(10,867,401)	$3,128	$39,899,439
Common stock issued under the employee stock purchase plan	35,808	36	307,314	-	-	-	-	307,350	-
Exercise of common stock options	75,024	75	296,958	-	-	-	-	297,033	-
Share-based compensation	-	-	716,846	-	-	-	-	716,846	-
Unrealized gain on marketable securities	-	-	-	-	-	-	745	745	745
Change in estimated tax benefit from stock option exercises	-	-	(546,040)	-	-	-	-	(546,040)	-
Net loss	-	-	-	-	-	(9,102,452)	-	(9,102,452)	(9,102,452)

Net comprehensive loss									$(9,101,707)

Balance, December 31, 2007	13,012,142	$13,012	$51,645,489	(40,000)	$(119,600)	$(19,969,853)	$3,873	$31,572,921

Common stock issued under the employee stock purchase plan	95,974	96	274,076	-	-	-	-	274,172	-
Exercise of common stock options	14,275	14	37,611	-	-	-	-	37,625	-
Share-based compensation	-	-	702,679	-	-	-	-	702,679	-
Unrealized loss on marketable securities	-	-	-	-	-	-	(112,280)	(112,280)	(112,280)
Net loss	-	-	-	-	-	(18,075,751)	-	(18,075,751)	(18,075,751)

Net comprehensive loss									$(18,188,031)

Balance, December 31, 2008	13,122,391	$13,122	$52,659,855	(40,000)	$(119,600)	$(38,045,604)	$(108,407)	$14,399,366

Common stock issued under the employee stock purchase plan	9,465	10	6,427	-	-	-	-	6,437	-
Share-based compensation	-	-	395,875	-	-	-	-	395,875	-
Settlement of accrued expenses with company stock	136,438	136	113,307	-	-	-	-	113,443	-
Unrealized gain on marketable securities	-	-	-	-	-	-	108,407	108,407	108,407
Net loss	-	-	-	-	-	(12,443,770)	-	(12,443,770)	(12,443,770)

Net comprehensive loss									$(12,335,363)

Balance, December 31, 2009	13,268,294	$13,268	$53,175,464	(40,000)	$(119,600)	$(50,489,374)	$-	$2,579,758

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(12,443,770)	$(18,075,751)	$(9,102,452)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
Depreciation and amortization	266,914	303,706	302,571
Amortization (accretion) of bond premium (discount)	23,321	(95,247)	(434,244)
Share-based compensation expense	395,875	702,679	716,846
Change in estimated tax benefit from stock option exercises	-	-	(546,040)
Change in assets and liabilities-
Accounts receivable	828,105	534,374	(317,120)
Inventories	359,527	53,361	(162,298)
Prepaid expenses and other current assets	183,599	2,194,137	648,543
Accounts payable	2,147,257	414,290	171,969
Accrued expenses and long-term liabilities	(467,099)	401,981	(2,425,539)

Net cash used in operating activities	(8,706,271)	(13,566,470)	(11,147,764)

Cash flows from investing activities:
Purchases of property and equipment	(32,741)	(128,854)	(366,789)
Purchases of marketable securities	(515,275)	(16,171,677)	(28,441,008)
Maturities of marketable securities	13,275,000	27,470,000	38,050,000

Net cash provided by investing activities	12,726,984	11,169,469	9,242,203

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	37,625	297,033
Proceeds from issuance of common stock under the employee stock purchase plan	6,437	274,172	307,350

Net cash provided by financing activities	6,437	311,797	604,383

Net increase (decrease) in cash and cash equivalents	4,027,150	(2,085,204)	(1,301,178)
Cash and cash equivalents, beginning of period	4,899,179	6,984,383	8,285,561

Cash and cash equivalents, end of period	$8,926,329	$4,899,179	$6,984,383

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$113,443	$-	$-
Cash paid for income taxes	$19,808	$15,805	$17,747

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) OPERATIONS

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common heart defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO is a common right to left shunt that can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 32,000 PFOs have been treated globally with our minimally invasive, catheter-based implant technology.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

We have incurred operating losses of $12.5 million, $18.7 million and $11.1 million during each of the past three fiscal years, respectively, and have experienced decreasing sales over those time periods. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $50.5 million as of December 31, 2009. In addition, we expect to incur significant research and development and other costs in fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. Food and Drug Administration, or FDA, approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At December 31, 2009, we had cash and cash equivalents of approximately $8.9 million. As described in Note 15 to the financial statements, in February 2010, we completed a private placement of our common stock and warrants to purchase additional shares of common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share for total proceeds of $5.8 million. We will continue to review financing alternatives to raise capital, if necessary.

We have taken several actions over the last year to both reduce our expenditures, such as reducing resources allocated to our development programs, and further enhance our ability to generate revenue. These reductions include expenditures relating to CLOSURE I which will be approximately $500,000 less in 2010 than 2009 as our CLOSURE I trial is expected to wind down in 2010. Data analysis for CLOSURE I is expected to commence in April of 2010. We have repositioned our sales force in Europe and the rest of the world to increase our sales. We believe that our current cash position and the funds received in February 2010, combined with a reduction in expenses and expected increase in revenues outside of North America in addition to our two-year $4 million revolving credit facility with Silicon Valley Bank will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to PMA approval. Should such actions not be sufficient to support our operations, we have the ability to further adjust our investment in research and development activities and, if necessary, reduce general and administrative costs which in combination could reduce cash outflows further by approximately $1.0 million to $2.0 million.

Based on our current projections and plans, we believe there is sufficient cash to fund operations through at least 2010 and into fiscal 2011. Improvements in cash flows from operations, or obtaining additional financing, is expected to be required to continue as a going concern thereafter.

Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to FDA approval, and, ultimately, the attainment of profitable operations is dependent upon (i) achieving a level of revenues adequate to support our cost structure (ii) obtaining additional financing; and/or (iii) reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. Failure to raise capital if needed could materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

An unsuccessful outcome of the CLOSURE I clinical trial may impact our business in a material and adverse manner and we may be forced to further reduce our expenses and our cost structure to continue our business.

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

(c) Cash, Cash Equivalents, and Marketable Securities

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities. Cash and cash equivalents, which are carried at cost and approximate fair value, consist of cash, money market accounts and commercial paper investments.

We have classified our marketable securities as available-for-sale as of December 31, 2008. Accrued interest receivable of approximately $136,000 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 2008. We did not have any marketable securities at December 31, 2009.

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

As of December 31, 2009, we did not have any marketable securities. At December 31, 2008 our marketable securities consisted of the following:

	December 31, 2008	Fair Value Measurements at the Reporting Date Using
		Level 1	Level 2	Level 3
Corporate Debentures/Bonds	$7,729,687	$-	$7,729,687	$-
Commercial Paper	2,344,964	-	2,344,964	-
Certificates of Deposit	600,000	-	600,000	-
Treasury Bills	1,999,988	1,999,988	-	-

Total	$12,674,639	$1,999,988	$10,674,651	$-

(d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	At December 31,
	2009	2008
Raw materials	$669,223	$573,417
Work-in-process	100,427	134,154
Finished goods	888,996	1,310,602

	$1,658,646	$2,018,173

Finished goods are comprised of materials, labor and manufacturing overhead.

The Company records abnormal amounts of idle facility expenses as current-period charges. The Company allocates fixed production overheads to the costs of production based on the normal capacity of the production facilities. Management judgment is required in the determination of a range of normal capacity levels, which directly affects the allocation of fixed manufacturing overhead costs between inventory costs and period expense. In 2009 and 2008, idle capacity costs charged directly to cost of product sales approximated $240,000 and $220,000, respectively. In 2007, production levels approximated normal capacity levels and no idle capacity costs were charged to cost of product sales.

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

(e) Financial Instruments

Our financial instruments consist of cash, cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2009 and 2008, respectively. The estimated fair values have been determined through information obtained from market sources and management estimates. We do not have any derivatives.

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

No customer accounted for greater than 10% of product sales in any of the three years ended December 31, 2009.

At December 31, 2009 and 2008, 39.1% and 31.0%, respectively, of gross accounts receivable represented accounts denominated in foreign currencies that were translated at year-end exchange rates. For the years ended December 31, 2009, 2008 and 2007, product sales to customers outside North America accounted for 31.3%, 34.4% and 28.6% of total product sales, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. We periodically review long-lived assets for impairments whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Based on management’s assessment, no impairment of long-lived assets existed as of December 31, 2009 or 2008.

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

Depreciation and amortization expense was $267,000, $304,000 and $303,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Maintenance and repairs are charged to expense when incurred. Additions and improvements are capitalized.

(i) Revenue Recognition

We record product sales upon transfer of title to the customer, provided that there is persuasive evidence of an arrangement, there are no significant post-delivery obligations and the sales price is fixed or determinable, and collection of the sales price is reasonably assured. Products sold to our distributors are not subject to a right of return for unsold product. Royalty income is recognized as earned, net of related royalty obligations to third parties.

We also maintain a provision for estimated sales returns and allowances on product sales. The reserve is based on management’s assessment of historical sales returns and other known factors.

(j) Net Loss per Common Share

Basic and diluted net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by the weighted average common shares outstanding, including potential common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive. We reported net losses for the years ended December 31, 2009, 2008 and 2007, accordingly, none of our outstanding options and warrants were dilutive. Options to purchase a total of 1,970,210, 1,702,463 and 1,731,807 common shares have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, as they were anti-dilutive.

(k) Share-Based Compensation

We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize cost over the requisite service period. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period. Share-based compensation expense is not recorded if the awards do not vest. Accordingly we estimate forfeitures in determining the share-based compensation expense to record for the period. We use the Black-Scholes option-pricing model to estimate fair value of share-based awards. The fair value of our share-based awards are dependent on the assumptions we use for expected life (in years), the expected stock price volatility, the expected dividend yield and the risk free interest rate.

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

(m) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists entirely of unrealized gains and losses on marketable securities as of December 31, 2008.

(n) Income Taxes

A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the tax rates expected to be in effect when these differences reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized. We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report penalties and tax-related interest expense as a component of the provision for income taxes in the consolidated statement of operations.

(o) Guarantees and Indemnifications

We recognize liabilities for guarantees upon issuance of a guarantee. We recognize a liability for the fair value of the obligation we assume under a guarantee. At December 31, 2009 and 2008, we have recorded no liabilities for guaranties.

(p) 401(k) Plan

We offer a savings plan to eligible employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pre-tax compensation, as defined, subject to certain limitations. There was no employer match for the years ended December 31, 2009, 2008 and 2007.

(q) Segment Reporting

We operate our business as one segment.

(r) Expenses Associated with Clinical Trials

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

Total expenses for our clinical trials were approximately $3.9 million, $5.4 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. This included direct advertising costs of approximately $1,000, $179,000 and $200,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(3) INCOME TAXES

The expense (benefit) for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007
Foreign - current	$30,915	$68,063	$7,950
Federal - current	-	-	(382,612)
State - current	12,988	1,106	8,783

	43,903	69,169	(365,879)

Foreign - deferred	-	-	-
Federal - deferred	-	-	244,000
State - deferred	-	-	-

	-	-	244,000

	$43,903	$69,169	$(121,879)

We have U.S. net tax operating loss carryforwards of approximately $29.9 million and tax credit carryforwards of approximately $4.1 million that are available to reduce federal and state tax liabilities in future periods, if any. These carryforwards expire on various dates through 2029. The amount of the net operating loss carryforwards, or NOLs, and other tax attributes that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock under IRC Section 382. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change. If we did utilize these loss and tax credit carryforwards, the utilization may be limited. We also have U.S. net tax operating losses of approximately $4.4 million that relate to excess stock option benefits. If and when these net operating losses are realized, the benefit will credit additional paid-in capital.

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating losses	$11,741,283	$7,354,367
Tax credit carryforwards	4,074,592	4,003,830
Timing differences, including reserves, accruals and write-offs	977,933	1,130,638

	16,793,808	12,488,835
Less - Valuation allowance	(16,793,808)	(12,488,835)

Net deferred tax asset	$-	$-

We have provided a valuation allowance for our gross deferred tax asset due to the uncertainty regarding the ability to realize the assets.

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate (benefit)	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	-	-	-
Change in valuation allowance/utilization of net operating loss and tax credit carryforwards	35.0	35.4	31.2
Foreign rate differential	0.1	-	-
Tax reserve	0.2	(0.3)	1.3
Other	(0.9)	(0.7)	0.1

	0.4%	0.4%	(1.4)%

The following table summarizes the activity related to our unrecognized tax benefits:

	For the Years Ended December 31,
	2009	2008	2007
Balance at January 1	$200,012	$157,929	$-
Increases related to current year tax positions	25,266	50,365	105,883
Decreases related to settlements of prior year tax positions	-	(8,282)	52,046
Lapse of statutes	(8,912)	-	-

Balance at December 31	$216,366	$200,012	$157,929

Our unrecognized tax benefits at December 31, 2009 relate to various tax jurisdictions. If these unrecognized tax benefits of $216,366 and $200,112 at December 31, 2009 and 2008, respectively, were recognized, they would decrease our annual effective tax rate. We also recorded a liability for potential interest in the amount of $36,575 and $25,694 as of December 31, 2009 and 2008, respectively. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We file U. S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years remain subject to examination by federal, state and foreign tax authorities.

(4) NET ROYALTY INCOME

In connection with the November 2001 sale of our vena cava filter product line to C.R. Bard, Inc., or Bard, we entered into a royalty agreement pursuant to which Bard commenced payment of royalties in 2003. As part of that agreement, we continue to pay related royalty obligations to the estate of the original inventor of these products. On November 22, 1994, we granted to an unrelated third party an exclusive, worldwide license, including the right to sublicense to others, to develop, produce and market our stent technology. Royalty income has been reported in the accompanying consolidated statements of operations net of related royalty obligations to third parties. Net royalty income totaled approximately $6.9 million during the year ended December 31, 2007. Since 2008, the royalty rate we receive from Bard has decreased substantially from its former rate, while the royalty rate we pay to the estate of the original inventor of these products has remained the same. This has resulted in a net royalty expense of approximately $1.4 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively, that has been reflected in general and administrative expenses.

(5) SETTLEMENT OF LITIGATION

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against

Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. We received payments totaling $1.0 million in 2008 and $1.25 million in 2009. These payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding.

In December 2009, we and Lloyd A. Marks (“Marks”) entered into a Settlement Agreement (the “Agreement”) with W.L. Gore & Associates (“Gore”). The Agreement settles a patent infringement lawsuit that we and Marks brought against Gore relating to aperture occlusion devices, to which we have an exclusive license. The Agreement required that Gore pay us $2.75 million. We received these funds in December 2009. This payment will be shared equally between us and Marks, the inventor of the technology, after reimbursement of our legal fees and expenses, which are approximately $850,000. The payment due Marks of approximately $950,000 is included in accrued expenses at December 31, 2009. The net gain from settlement of litigation of approximately $950,000 is included in our statement of operations for the year ended December 31, 2009.

(6) COMMITMENTS

(a) Operating Leases

We have operating leases for (i) office and laboratory space aggregating approximately 35,000 square feet; and (ii) office equipment leases expiring through 2012. The office leases require payment of a pro rata share of common area maintenance expenses and real estate taxes in excess of base year amounts. In September 2008, we entered into an amendment to our office lease agreement, which extended the term by two years through September 2012. The effects of the variable rent disbursements have been expensed on a straight line basis over the life of the lease.

Future minimum rental payments due under operating lease agreements at December 31, 2009 are approximately as follows:

Years Ending December 31,
2010	$847,344
2011	935,994
2012	902,573
2013	13,260
2014	-

$2,699,171

Rent expense for the years ended December 31, 2009, 2008 and 2007 totaled $886,000, $912,000 and $968,000, respectively.

(b) Royalties and Licensed Technology

We have entered into various agreements that require payment of royalties based on specified percentages of future sales, as defined. In addition, we have agreed to pay royalties to a former employee and a stockholder/founder based on sales or licenses of products where they were the sole or joint inventor.

Royalty expense under royalty agreements was $5.3 million, $5.2 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Approximately $2.3 million of these royalties were included as a reduction of related royalty income earned from third parties for the year ended December 31, 2007. Approximately $3.2 million and $2.8 million of these royalties were included in general and administrative expense for the year ended December 31, 2009 and 2008, respectively. This royalty expense was reduced by $1.8 million and $1.7 million of royalty income resulting in a net royalty expense of $1.4 million and $1.1 million included in general and administrative expense for the years ended December 31, 2009 and 2008, respectively. The remaining amount of royalty expense is reflected within cost of product sales and research and development expenses.

(c) Employment Agreements

We have employments agreements with our Chief Executive Officer, or CEO, and Chief Operating Officer, or COO, through May 2011 and December 2010, respectively. In the event of termination without cause of either contract, as defined therein, that employment agreement provides up to one year’s continued salary as then in effect, in addition to any earned incentive compensation. Upon consummation of a change in control of the Company, as defined, the COO would be entitled to a cash payment equal to a percentage of the total deal consideration paid by an acquirer. This percentage would range from 0.33% to 1.4%.

(d) Clinical Trials

We have commitments to third parties in excess of amounts accrued. While these commitments are not significant, we expect to spend significant amounts in our clinical trials.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $31 million through completion of the trial. Of this total, approximately $26.4 million was incurred through 2009, and approximately $3.8 million was incurred during 2009. We currently project 2010 costs to approximate $3.3 million. On March 2, 2007, we participated in a public and private FDA advisory panel meeting to discuss the current status of the ongoing PFO/stroke trials being sponsored by us and other companies. At the close of the meeting, both the FDA and advisory panel concurred that only randomized, controlled trials would provide the necessary data to be considered for premarket approval, or PMA, for devices intended for transcatheter PFO closure in the stroke and TIA indication. During a private session, we provided the FDA and advisory panel with a revised study hypothesis and statistical plan to complete the CLOSURE I study as a randomized controlled trial. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Subsequent to this meeting, a review of the revised plan and a look at the interim data was performed by the Data Safety Monitoring Board. Based on these analyses, testing the conditional probability of a statistically significant benefit, if it exists, will require an enrollment of 900 patients. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we have elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. By April 2010, the data is expected to have statistical power to support a primary outcome result and thus it would be scientifically appropriate to begin the analysis at that time. At that time, 99.4% of all patient follow-up months will have been completed and 95.1% of patients will have completed the two-year follow-up. The results of the analysis are anticipated during the third quarter of 2010 at which point the trial will be complete, with 100% of the randomized patient follow-up available. If the results prove positive for device closure, we will be in a position to submit a PMA application for our STARFlex® device for the stroke and TIA indication to the FDA.

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

In June 2009, we entered into Amendment No. 2 (the “Amendment”) to the Rights Agreement dated June 1999, and amended in December 2006 (as amended, the “Rights Agreement”), between us and American Stock Transfer & Trust Company, the Rights Agent. Pursuant to the Amendment, the definition of “Final Expiration Date” in the Rights Agreement shall change from June 9, 2009 to June 9, 2019.

In February 2010, Glenhill Capital, LP (“Glenhill”) was made exempt from the 15% limitation, unless and until such time as Glenhill, together with its affiliates, directly or indirectly, becomes the beneficial owner of more than 25% of our common stock then outstanding, in which case Glenhill shall cease to be exempt from the limitation.

(8) STOCK OPTIONS

Our 1996 Stock Option Plan, 1996 Stock Option Plan for Non-Employee Directors, 1998 Stock Incentive Plan, 2001 Stock Incentive Plan and Amended and Restated 2007 Stock Incentive Plan, or collectively, the Plans, generally provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards, as appropriate, to our eligible employees, officers, directors, consultants and advisors. The Joint Compensation and Options Committee of our Board of Directors administers the Plans, subject to the terms and conditions of the respective Plans. Options granted generally vest in equal annual installments over a four-year period from the date of grant. At December 31, 2009 there were 1,970,210 options outstanding and 545,352 options available for grant under the 2001 and 2007 Plans. There can be no additional grants under the 1996 and 1998 Plans as these plans have expired.

Our 1996 Stock Option Plan for Non-Employee Directors, or Directors Plan, provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our directors who are not our employees and who do not otherwise receive compensation from us. Under the terms of the Directors Plan, as amended, each new non-employee director not otherwise compensated by us receives an initial grant of options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at the date of grant, subject to vesting in equal monthly installments over a three-year period. Subsequently, coincident with such director’s re-election to the Board at our annual meeting of stockholders, there is an additional grant of options to purchase 8,000 shares of common stock that fully vests six months after the date of grant. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board of Directors during the preceding fiscal year is granted an additional option to purchase (i) 2,000 shares of common stock if such director served as a chairperson of such committee or (ii) 1,000 shares of common stock if such director did not serve as chairperson of such committee. Also, the Lead Director and Chairman of the Board are granted an additional option to purchase 2,000 and 5,000 shares, respectively. At December 31, 2009 there were 162,300 options outstanding under the Directors Plan. There can be no additional grants under this plan, as this plan has expired.

All unexercised options expire ten years from date of grant.

The following table summarizes a reconciliation of all stock option activity for the year ended December 31, 2009:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2009	1,702,463	$6.96
Granted	396,950	3.25
Exercised	-	-		-
Cancelled	129,203	6.61

Options outstanding at December 31, 2009	1,970,210	$6.24	4.99	$303

Options vested or expected to vest at December 31, 2009	1,876,341	$6.33	4.79	$104

Options exercisable at December 31, 2009	1,500,864	$6.82	3.75	$104

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $20,000 and $688,000, respectively. Net cash proceeds from the exercise of stock options were $37,625 and $297,033 for the years ended December 31, 2008 and 2007, respectively. There were no options exercised during the year ended December 31, 2009.

The following table summarizes information about stock options at December 31, 2009:

	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 0.61 - 2.25	381,377	7.81	$1.68	145,093	$1.75
$ 2.26 - 3.50	259,549	2.19	3.19	259,049	3.19
$ 3.51 - 5.18	417,010	5.25	4.36	322,384	4.39
$ 5.19 - 7.80	373,199	2.28	6.66	367,018	6.66
$ 7.81 - 12.19	340,950	7.12	9.48	213,870	9.76
$ 12.20 - 15.92	20,450	2.24	15.28	18,450	15.42
$ 15.93 - 17.60	170,875	4.24	16.57	169,825	16.58
$ 17.61 - 23.21	6,800	6.09	20.04	5,175	20.06

$ 0.61 - 23.21	1,970,210	4.99	$6.24	1,500,864	$6.82

Employee Stock Purchase Plan

Through March of 2009 we offered an employee stock purchase plan, or ESPP, for all eligible employees. Under the ESPP, which qualified as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, shares of our common stock could be purchased at 85% of the lower of the fair market value of the stock on the first or last day of each six-month offering period. Employee purchases in any year were limited to the lesser of $25,000 worth of stock, determined by the fair market value of the common stock at the time the offering began or 12% of annual base pay.

Employees purchased 9,465, 95,974 and 35,808 shares of common stock under the ESPP during the years ended December 31, 2009, 2008 and 2007, respectively. The average purchase prices for total ESPP shares acquired were $0.68, $2.86 and $8.58 for the years ended December 31, 2009, 2008 and 2007, respectively.

(9) SHARE-BASED COMPENSATION

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of operations:

	For The Year Ended December 31,
	2009	2008
Cost of product sales	$7,948	$35,830
Research and development	76,173	156,833
General and administrative	271,827	420,329
Selling and marketing	39,927	89,687

	$395,875	$702,679

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	2009	2008	2007
Expected life (years)	4	4	4
Expected stock price volatility	74% - 82%	57% - 69%	55% - 58%
Weighted average stock price volatility	79.36%	60.38%	56.19%
Expected dividend yield	0	0	0
Risk-free interest rate	1.31% - 2.56%	2.32% - 3.57%	3.28% - 4.07%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the years ended December 31, 2009, 2008 and 2007 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period. The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.90, $1.68 and $9.25, respectively.

At December 31, 2009, there was approximately $500,000, net of forfeitures, of unrecognized compensation cost related to share-based payments that is expected to be recognized over a weighted-average period of fewer than four years.

We have recorded net losses in 2009, 2008 and 2007 and have not recorded any tax benefits or tax deductions in those years related to stock options.

(10) RELATED PARTY TRANSACTIONS

Pursuant to the terms of an exclusive license agreement with Children’s Medical Center Corporation, or CMCC, we pay royalties on sales of our CardioSEAL®, STARFlex® and BioSTAR® products to CMCC. These payments were approximately $1.0 million, $1.8 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. James E. Lock, M.D., was a member of our Board of Directors through June 2009 and through his affiliation with CMCC, receives from CMCC a portion of these royalties.

(11) PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid expenses and other current assets consisted of the following:

	At December 31,
	2009	2008
Royalty receivable	$434,265	$486,849
Other	595,083	726,098

	$1,029,348	$1,212,947

Accrued expenses consisted of the following:

	At December 31,
	2009	2008
Clinical trials	$1,330,243	$2,076,749
Payroll and payroll related	548,508	642,534
Royalties	1,297,560	1,566,763
Professional fees	403,138	461,985
Litigation settlement due to Lloyd Marks	950,500	-
Other accrued expenses	1,310,959	1,720,136

	$5,840,908	$6,468,167

(12) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Revenues by geographic area for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
North America	$9,081,577	$11,733,591	$21,084,910
Rest of world	4,138,540	6,141,028	5,670,215

	$13,220,117	$17,874,619	$26,755,125

Net book value of long-lived assets by geographic area at December 31, 2009 and 2008 were as follows:

	2009	2008	2007
United States	$694,520	$926,054	$1,099,527
Other	-	2,639	4,018

	$694,520	$928,693	$1,103,545

(13) VALUATION OF QUALIFYING ACCOUNTS

The following table sets forth the activity in our allowance for doubtful accounts and sales returns:

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$135,000	$161,341	$282,468
Provision for bad debt and sales returns adjustments	-	-	-
Write-offs and returns	(50,000)	(26,341)	(121,127)

Balance at end of period	$85,000	$135,000	$161,341

(14) LEGAL PROCEEDINGS

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

(15) SUBSEQUENT EVENTS

On February 16, 2010, the Company completed a private placement of its common stock and warrants to purchase additional shares of common stock to existing shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90. The warrants are exercisable no earlier than August 17, 2010 and are exercisable until February 16, 2015.

On March 3, 2010, John E. Ahern, former President and Chief Executive Officer of NMT Medical, Inc. accepted an offer to rejoin the Board of Directors, or the Board, of the Company. The Board’s offer to Mr. Ahern to rejoin the Board was made, following the recommendation of the Nominating and Corporate Governance Committee of the Board. Since leaving the Company on February 11, 2009, Mr. Ahern has led a private medical technology consulting practice. Mr. Ahern served as the President and Chief Executive Officer of the Company from September 2000 to February 2009.

(16) SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share amounts):

	For the Three Months ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
Total revenues	$3,478	$3,182	$3,002	$3,558
Total costs and expenses	7,306	7,068	5,871	6,413
Net gain from settlement of litigation	-	-	-	951
Loss from operations	(3,828)	(3,886)	(2,869)	(1,905)
Net loss	(3,803)	(3,848)	(2,859)	(1,934)
Net loss per share:
Basic and diluted	$(0.29)	$(0.29)	$(0.22)	$(0.15)

	For the Three Months ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
Total revenues	$4,820	$4,463	$4,154	$4,438
Total costs and expenses	9,057	10,275	8,506	8,687
Loss from operations	(4,237)	(5,812)	(4,353)	(4,249)
Net loss	(3,894)	(5,625)	(4,351)	(4,206)
Net loss per share:
Basic and diluted	$(0.30)	$(0.43)	$(0.33)	$(0.32)

EXHIBIT INDEX

		Incorporated by Reference to			Filed with this 10-K
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Acquisition Agreements

2.1†	Asset Purchase Agreement, dated as of October 19, 2001, among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	2.1

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Registrant and Integra LifeSciences Corporation	8-K (000-21001)	8-14-2002	2.1

2.3	Agreement and Plan of Merger by and among the Registrant, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996	S-1 (333-06463)	6-20-1996	10.3

Certificate of Incorporation and By-Laws

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-5-1998	3.1

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-16-1999	3.1

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-Q (000-21001)	8-16-1999	3.2

3.4	Amended and Restated By-Laws of the Registrant	S-1 (333-06463)	6-20-1996	3.2

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-06463)	7-12-1996	4.1

4.2	Rights Agreement, dated as of June 7, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-K (000-21001)	6-8-1999	4.1

4.3	Amendment to Rights Agreement dated as of December 14, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	12-15-2006	1

4.4	Amendment No. 2, dated as of June 8, 2009, to Rights Agreement dated as of June 17, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	6-9-2009	3

Material Contracts—Equity Compensation Plans and Related Agreements

10.1#	1994 Stock Option Plan of the Registrant	S-1 (333-06463)	6-20-1996	10.28

10.2#	1996 Stock Option Plan of the Registrant, as amended	10-Q (000-21001)	8-5-1998	10.1

10.3#	1996 Stock Option Plan for Non-Employee Directors, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.3

		Incorporated by Reference to			Filed with this 10-K
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
10.4#	1998 Stock Incentive Plan of the Registrant	10-Q (000-21001)	8-5-1998	10.2

10.5#	2001 Stock Incentive Plan, as amended, of the Registrant	10-Q (000-21001)	8-10-2004	10.1

10.6#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and Richard E. Davis, dated as of September 21, 2004	8-K (000-21001)	9-27-2004	99.1

10.7#	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.1

10.8#	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.2

10.9#	Form of Incentive Stock Option Letter Agreement Granted Under 1996 Stock Option Plan	10-Q (000-21001)	11-10-2004	10.3

10.10#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 1996 Stock Option Plan for Non-Employee Directors, as amended	10-Q (000-21001)	11-10-2004	10.4

10.11#	Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.1

10.12#	Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.2

10.13#	Form of Nonstatutory Stock Option Letter Agreement Granted Under Amended and Restated 2007 Stock Option Plan	8-K (000-21001)	6-9-2009	10.3

10.14#	Restricted Stock Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.4

Material Contracts—Leases

10.15	Lease by and between the Registrant and the Trustees of Wormwood Realty, dated as of May 8, 1996	S-1 (333-06463)	6-20-1996	10.27

10.16	Amendment of Leases by and between the Registrant and Fort Point Place—VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of November 9, 2005	8-K (000- 21001)	11-14-2005	10.1

10.17	Amendment of Leases 2 by and between the Registrant and Fort Point Place—LLC, as successor-in-interest to Fort Point Place - VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of September 26, 2008	10-Q (000-21001)	11-6-2008	10.1

		Incorporated by Reference to			Filed with this 10-K
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—License and Technology Related Agreements

10.18†	License and Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of November 22, 1994	S-1/A (333-06463)	9-5-1996	10.9

10.19†	Technology Purchase Agreement by and between the Registrant and Morris Simon, M.D., dated as of April 14, 1987	S-1/A (333-06463)	9-5-1996	10.11

10.20	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995	S-1/A (333-06463)	7-12-1996	10.12

10.21	Stock Transfer Agreement between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.13

10.22†	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	8-13-1996	10.14

10.23	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.15

10.24	Assignment Agreement by and between the Registrant and The Beth Israel Hospital Association, dated as of June 30, 1994	S-1/A (333-06463)	7-12-1996	10.16

10.25†	Agreement by and between the Registrant and Lloyd A. Marks, dated as of April 15, 1996	S-1/A (333-06463)	8-13-1996	10.17

10.26	License Agreement, dated as of October 2000, by and between the Registrant and Children’s Medical Center Corporation	10-K (000-21001)	4-2-2001	10.66

10.27†	Royalty Agreement, dated as of October 19, 2001, by and among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	10.1

10.28†	Supply Agreement by and between the Registrant and Organogenesis Inc., dated as of March 30, 2005	10-K (000-21001)	3-12-2008	10.34

Material Contracts—Employment Agreements and Compensation Arrangements

10.29†#	Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	8-10-2004	10.2

10.30†#	Amendment No. 1, dated as of August 14, 2006, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	11-9-2006	10.1

		Incorporated by Reference to			Filed with this 10-K
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
10.31†#	Amendment No. 2, dated as of April 15, 2008, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	4-16-2008	10.1

10.32#	Settlement Agreement and Release by and between the Registrant and John E. Ahern, dated as of February 9, 2009	10-K (000-21001)	3-13-2009	10.32

10.33#	Employment Agreement by and between the Registrant and Francis J. Martin, dated as of May 20, 2009	10-Q (000-21001)	8-4-2009	10.33

10.33#	Amendment No. 3, dated as of August 5, 2009 to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	8-6-2009	10.1

Material Contracts - Other

10.34	Loan and Security Agreement, by and between Silicon Valley Bank, NMT Medical, Inc. and NMT Heart, Inc., dates as of June 26, 2009	8-K (000-21001)	7-1-2009	10.1

Additional Exhibits

14.1	Code of Business Conduct and Ethics of the Registrant	10-K (000-21001)	3-24-2004	14.1

21.1	Subsidiaries of the Registrant				*

23.1	Consent of independent registered public accountant				*

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.