Form 10-K/A
period 2009-12-31
NMT MEDICAL INC
filed 2010-04-30
CIK 1017259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

Commission File No. 000-21001

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

NMT Medical, Inc., a Delaware corporation (the “Registrant” or the “Company”), hereby amends its Annual Report on Form 10-K with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of amending the following items: Items 10, 11, 12, 13, 14 and 15(b).

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Set forth below for each director and nominee is the name and age, position(s) with us, principal occupation and business experience during the past five years, and, where applicable, the year of his or her first election as a director of the Company:

Francis J. Martin, age 73, was elected a director of the Company in February 2001 and since February 2009 has been serving as our President and Chief Executive Officer. From March 2007 through October 2008, Mr. Martin served as the Chief Executive Officer of Corindus Inc., a company that designs, manufactures and commercializes remote control systems for interventional cardiology. From October 2005 until March 2007, Mr. Martin was Executive Chairman of Cappella Inc., a medical device company that develops coronary stents. From September 2004 to October 2005, Mr. Martin was an independent consultant and advisor to global venture capital firms, corporations and entrepreneurs in the medical technology industry. From October 2000 to March 2005, Mr. Martin was the Chairman and Chief Executive Officer of Florence Medical LTD, which developed and marketed vascular blood flow software and hardware systems used to assist the interventional cardiologist in the diagnosis and treatment of vascular disease. From June 1993 to June 2000, he was founder, Chairman and Chief Executive Officer of CorMedica Corporation, a private, independent developer and manufacturer of catheter-based navigation systems for use in percutaneous cardiovascular applications. Mr. Martin has an extensive background in the medical device industry, having co-founded and managed Advanced Biomedical Instruments from 1979 to 1986 and PLC Systems from 1987 to 1993. Prior to that, Mr. Martin was with Becton Dickinson & Co. and Abbott Laboratories, where he held senior management positions, domestically and internationally, in marketing, sales and venture development. Mr. Martin is a board member of several privately-held companies and a member of the American Heart Association and the European Society of Cardiology. Mr. Martin brings significant interventional cardiology and medical device company experience to our board.

Richard E. Davis, age 52, was appointed a director of the company in February 2009 by our Board. Mr. Davis has served as our Chief Financial Officer and Corporate Secretary since February 2001. Effective February 9, 2009, Mr. Davis, was appointed Chief Operating Officer of the Company. From August 2000 to February 2001, Mr. Davis served as our Interim Chief Financial Officer through his employment with the consulting firm of Argus Management Corporation. From July 1998 to July 2000, Mr. Davis was Vice President and Chief Financial Officer of Q-Peak, Inc., a marketer and manufacturer of solid-state laser systems. Prior to July 1998, Mr. Davis was employed for ten years by TJX Companies, Inc., a worldwide off-price retailer of apparel and home fashions, in various senior financial management positions where he was responsible for business and strategic planning, cash flow and expense management and accounting and operational controls. Mr. Davis’s qualifications to sit on our board include his extensive operational and financial management experience.

John E. Ahern, age 65, was re-appointed to the Board in March 2010 by our Board. Mr. Ahern served as our President and Chief Executive Officer from September 2000 until his retirement in February 2009. He also served as the Chairman of our Board from September 2000 to January 2008. Prior to joining the Company, Mr. Ahern was Vice President, Emerging Technology Investment Group at C.R. Bard, Inc., or Bard, a leading medical technology company, where he was responsible for identifying, investing in and managing early-stage medical technologies and companies. In his 13 years with Bard, Mr. Ahern also held the senior marketing and strategic planning positions in three of Bard’s cardiovascular divisions. Mr. Ahern’s more than 35 years experience in medical devices, pharmaceuticals and biotechnology also includes Vice President of Worldwide Sales and Marketing at Intra-Sonix, Inc., an early stage development company focused on minimally invasive surgery, Area Manager for the Middle East and North Africa at Abbott Laboratories, a leading health care company, and various sales and marketing positions at Becton Dickinson & Co., a major medical technology company. Mr. Ahern is inventor on five U.S. patents in the field of tissue engineering and cardiac regeneration. He has served for nine years as a member of the American Heart Association. He is also a member of the American Heart Association Council on Stroke, and Council on Arteriosclerosis, Thrombosis and Vascular Biology. Mr. Ahern has served as a director or advisor to several medical technology companies. Since his retirement in February 2009, he has led a private medical technology consulting practice. Mr. Ahern’s extensive experience with medical technology companies is among the reasons that make him well suited for service on our board.

Cheryl L. Clarkson, age 57, was elected a director of the Company in January 2001. Since 1999, Ms. Clarkson has served as the President and Chief Executive Officer of SkinHealth, Inc., a physician-based cosmetic dermatology company that Ms. Clarkson founded and that operates SkinHealth Centers throughout eastern New England. Ms. Clarkson has previously served as the acting Chief Executive Officer and the Chief Operating Officer of Peer Review Analysis, Inc., a publicly-traded health care adjudication and utilization review company, the President of ABIODENT, Inc., Danvers, Massachusetts, a dental device company, and the President of Beaver Steriseal, Inc., an ophthalmic surgical device company. Ms. Clarkson has also been the Vice President of Sales and Marketing for Rudolph Beaver, Inc., and spent ten years with American Hospital Supply Corporation in various management positions. She holds a Masters degree from the Sloan School of Management at M.I.T., where she was selected as a Sloan fellow. Ms. Clarkson serves as an overseer for a large teaching hospital. The breadth and depth of Ms. Clarkson’s experience with public and private companies are among the reasons for her service on the board.

Daniel F. Hanley, M.D., age 60, was elected a director of the Company in May 2003. Since 1996, Dr. Hanley has been a Professor of Neurology, Neurosurgery and Anesthesia/Critical Medicine at Johns Hopkins Medical Institutions. Since 1999, Dr. Hanley has also been Professor, School of Nursing; he is the Jeffrey and Harriett Legum Chair of Acute Care Neurology and Director of Brain Injury Outcomes Program at Johns Hopkins Medical Institutions. Dr. Hanley is a graduate of Williams College and Cornell University Medical College and has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on multiple types of brain injury and brain injury recovery. He has received more than 40 clinical and basic research grants, predominately from the National Institute of Health and the FDA Orphan drugs program. He has published more than 150 articles in peer-reviewed journals, has received the Alexander Humboldt International Research Prize for his accomplishments in brain injury research and has extensive clinical trials experience in that field. His trainees are directors of over 20 brain intensive care units across the United States. Dr. Hanley is the Vice Chairman of the Board of Directors of the National Stroke Association and has developed nationally recognized education and training programs for that organization. He has significant business experience in the areas of clinical trials design, organization and interpretation, drug development, device development and regulatory compliance. Dr. Hanley’s expertise on multiple types of brain injury, including stroke, and recovery is among his qualifications to sit on our board.

James J. Mahoney, Jr., age 67, was appointed a director of the Company in October 2007 by our Board, and named Chairman of the Board in January 2008. Mr. Mahoney currently serves as President of the Mahoney Group, a private financial consulting firm, which he founded in 2004. Prior to founding the Mahoney Group, he co-founded the venture capital and equity investment firm HLM Management Company, where he spent 20 years working with portfolio companies in technology, health care services, medical technology and business services. Mr. Mahoney’s prior experience includes serving as general partner for Cowen & Company and as a securities analyst at Keystone Custodian Funds. Mr. Mahoney began his career in finance at Touche Ross & Company. Mr. Mahoney served as the Lead Director of Aspect Medical Systems (NASDAQ: ASPM) from 2004 until its sale to Covidien (NYSE: COV) in November, 2009. He served as Chairman of the Board of Directors of PolyMedica Corporation (NASDAQ: PLMD) from 2005 to 2007 until PolyMedica’s acquisition by Medco Health Solutions (NYSE:MHS) in October 2007. Mr. Mahoney also serves as a board member for two privately held companies and as an advisor to five investment firms and endowment funds, and as a trustee of Blessed John XXIII National Seminary. Mr. Mahoney brings to our board significant financial experience and experience with health care services and medical technology companies.

David L. West, Ph.D., M.P.H., age 63, was appointed a director of the Company in July 2007 by our Board. Dr. West is a Vice President of Quintiles Consulting, where he has been employed since 1994, assisting domestic and international medical device companies in developing and implementing strategic and regulatory plans for medical devices and combination products. From 1989 to 1993 Dr. West was Deputy Director of the Office of Device Evaluation, Center for Devices and Radiological Health, FDA. Dr. West is a leading expert in medical device laws and regulation, medical device development and evaluation, regulatory strategy and policy formulation, and device/drug/biologic combination products. Dr. West’s qualifications to sit on our board include his extensive clinical and regulatory experience.

There are no family relationships among any of the Named Executives (Mr. Martin, Mr. Ahern and Mr. Davis) and our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and holders of more than 10% of the outstanding shares of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. Based solely upon a review of reports submitted, and representations made, to us, we believe that during 2009 our executive officers, directors and holders of more than 10% of the outstanding shares of our common stock timely complied with all Section 16(a) filing requirements.

Audit Committee

The members of the Audit Committee are James J. Mahoney, Jr. (Chair), Cheryl L. Clarkson and Daniel F. Hanley, M.D. Mr. Francis J. Martin was a member of the Audit Committee during fiscal 2008 and until February 9, 2009, on which date he resigned from such committee and Dr. Hanley was appointed to fill the vacancy on such committee. The Board has determined that Mr. Mahoney is an “audit committee financial expert” as defined by applicable SEC rules. Please see Mr. Mahoney’s biography above for details with respect to Mr. Mahoney’s financial background. The Audit Committee currently acts under a charter that was first adopted and approved in June 2000 and was amended and restated in March 2004 and amended and restated again in March 2007. The Audit Committee met five times during 2009.

Director Nomination Process

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board. In connection with our acquisition of the CardioSEAL® Septal Occluder technology in 1996 from InnerVentions, Inc., we agreed to use our best efforts to nominate a designee of Fletcher Spaght, Inc. as a director of the Company, and certain of our stockholders agreed to vote their shares of our common stock in favor of such designee.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all of our stockholders. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. The Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to Nominating and Corporate Governance Committee, c/o Secretary, NMT Medical, Inc., 27 Wormwood Street, Boston, Massachusetts 02210-1625. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting assuming the nominee consents to such inclusion.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics, which applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Business Conduct and Ethics, at no charge, to you if you submit a written request to us at the following address: NMT Medical, Inc., c/o Secretary, 27 Wormwood Street, Boston, Massachusetts 02210-1625. You can also access our Code of Business Conduct and Ethics in the “Corporate Governance” section of our website at www.nmtmedical.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

ITEM	11. EXECUTIVE COMPENSATION

Joint Compensation and Options Committee Interlocks and Insider Participation

Since February 2009, the members of the Joint Compensation and Options Committee have been Dr. West (Chair), Dr. Hanley and Mr. Mahoney, none of whom was a current or former officer or employee during 2009 and none of whom had any related person transaction involving us. In February 2009, when Mr. Martin was appointed as President and Chief Executive Officer, he was replaced on the Joint Compensation and Options Committee by Mr. Mahoney, and Dr. West became Chair of the committee. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officer served on our Joint Compensation and Options Committee. In addition, none of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officer served on our Board.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation of New President and Chief Executive Officer

On February 9, 2009 we entered in to an oral agreement between us and Mr. Martin to serve as our President and Chief Executive Officer. Shortly thereafter we began a search for a permanent Chief Executive Officer and retained an executive recruiting firm. However, on April 14, 2009, we appointed Mr. Martin as our permanent President and Chief Executive Officer, to serve as such pursuant to the terms of an oral agreement with him. Then on May 20, 2009 we entered into an employment agreement with Mr. Martin. Under the terms of the employment agreement, Mr. Martin has or will receive:

•	compensation, including an annual salary of $260,000;

•

an option grant to purchase 60,000 shares of our common stock on May 20, 2009 at an exercise price of $2.00 per share. These options vest in 48 equal monthly installments on each monthly anniversary of the date of grant. Performance options to purchase 120,000 shares of common stock were also granted. One half of the performance option (60,000 shares) will vest on the day on which the average stock price for 30 consecutive trading days has been equal to or greater than $4.50. One half of the performance option (60,000 shares) will vest on the day on which the average stock price for 30 consecutive trading days has been equal to or greater than $9.00.

•

and other benefits including (i) all paid holidays given by us to our officers and employees (ii) healthcare benefits available to employees or such other similar arrangement of similar cost as may be mutually agreed and (iii) a car allowance of $750 per month.

•	Mr. Martin remains a member of our Board, but has resigned as a member of the Joint Compensation and Options Committee and the Audit Committee.

•

Please refer to the “Director Compensation” section elsewhere in Item 10 of this Form 10-K/A for information regarding the compensation he received as a director prior to becoming President and Chief Executive Officer.

Overview

The Joint Compensation and Options Committee, which we sometimes refer to as the Compensation Committee, oversees our executive compensation program. In this role, the Compensation Committee annually reviews and approves all compensation decisions relating to our Named Executives.

Compensation Philosophy and Objectives

Our compensation philosophy for our Named Executives is based on the principles of competitive and fair compensation and is designed to link compensation for our Named Executives to sustained corporate and individual performance. We believe that the compensation of our executive officers should reflect their performance as a management team in achieving key long-term goals and short-term operating objectives, including:

•	successful completion of our clinical trials;

•	improvement of our market share, sales and long-term competitive advantage;

•	management of our resources, including cash and personnel;

•	further development of our technology pipeline; and

•	ultimately, attainment of an increased market price for our common stock.

We believe that the performance of our Named Executives in managing the Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that compensation for our Named Executives should not be based on the short-term performance of our common stock, whether favorable or unfavorable, but rather that the price of our common stock will, in the long-term, reflect our operating performance, and ultimately, the effectiveness of our Named Executives in managing the Company.

In executing our compensation policy for our Named Executives, we seek to reward each Named Executive’s achievement of designated objectives relating to our annual and long-term performance and each Named Executive’s individual fulfillment of responsibilities. While compensation survey data is a useful guide for comparative purposes—and the Compensation Committee referred to such data in its deliberations, we believe that a successful compensation program also requires the Compensation Committee to apply its subjective judgment and determination in assessing individual performance. Accordingly, the Compensation Committee applies its judgment to adjust and align each individual element of our compensation program within the parameters of the broader objectives of our compensation program.

Our compensation program for Named Executives is designed to achieve the following objectives:

•	attract, develop and retain qualified executives who are expected to contribute to our long-term success;

•

motivate Named Executives to achieve our overall financial and non-financial performance objectives, such as achieving necessary regulatory approvals, while also rewarding them for superior performance and individual contributions;

•

align the interests of Named Executives with the interests of our stockholders by securing the appropriate balance of strategic market expertise and continuity of our long-term strategies and goals; and

•	achieve equitable comparative compensation between each of the Named Executives and between the Named Executives on the one hand and the rest of our employees on the other.

We compensate our Named Executives based upon corporate and individual performance. Given the importance of our achievement of certain performance objectives, including progress relating to our ongoing clinical trials, revenues and continued financial and operational discipline, the Compensation Committee believes that the most appropriate means of linking executive compensation to our overall performance is to make the payment of annual cash incentive awards and the granting of options conditioned upon the achievement of specific and concrete performance milestones. Individual performance is evaluated by whether the Named Executive achieved individual performance objectives determined by the Compensation Committee after deliberation among the Committee members and consultation with the executive. For fiscal 2009, as a result of our corporate objective to conserve cash, we provided, and Mr. Davis agreed to accept, a portion of his incentive compensation in the form of stock awards.

Compensation Committee Methodology

To ensure that our compensation program for our Named Executives is competitive and fair, the Compensation Committee (i) utilizes its own subjective assessment of the compensation of each Named Executive and (ii) compares our compensation practices against survey data compiling the publicly available compensation data of a peer group of companies, or Peer Group, including Abiomed, Inc., Aspect Medical Systems, Inc., Cerus Corporation, NeuroMetrix, Inc. and Possis Medical, Inc. The Compensation Committee also reviewed the National Association of Corporate Directors of 27 healthcare companies composite. The companies in our Peer Group were selected largely because they are of comparable size and industry classification and therefore are competitors in our effort to attract and retain qualified executives. In addition, to the extent that a compensation decision is being made in concert with the execution of a new or renewed employment agreement, additional pressure from actual and potential competitors and the bargaining process with the affected executive impact compensation as the Compensation Committee negotiates the agreement.

Components of Executive Compensation

The primary elements of our compensation program for our Named Executives are:

•	base salary;

•	annual bonuses based on corporate and departmental performance;

•	discretionary and performance-based cash compensation and equity awards in the form of stock options;

•	change in control and post-termination payments and benefits; and

•	Other employee benefits and perquisites.

Our Compensation Committee does not have any pre-established policies or targets for the allocation of these compensation elements. Instead, the amount of each element in comparison to the total compensation opportunity for each Named Executive is largely established by competitive factors that are based upon the Compensation Committee’s review of the survey data from our Peer Group.

In evaluating each Named Executive’s performance, the Compensation Committee generally:

•	sets Company and individual goals and objectives at the beginning of the fiscal year;

•	evaluates, and communicates to the Named Executive, its assessment of the Named Executive’s performance and contributions to the Company; and

•

reviews base salary levels and determines the proportion of total compensation attributable to cash incentive awards and stock compensation awards after taking into account its own subjective assessment and the comparative compensation practices of other companies in the Peer Group.

(a) Base Salary

We compete with many larger companies in attracting and retaining high-quality executive talent. As such, we believe that to remain competitive, our base salaries should be targeted between the 50th and 75th percentile of the range of salaries for executives in similar positions and with similar responsibilities at companies in our Peer Group. Base salaries are designed to provide Named Executives with a level of predictability and stability with respect to a portion of their total compensation package. In establishing base salaries for Named Executives, the Compensation Committee considers the responsibilities, performance, and historical compensation levels of the Named Executive. In addition, the Compensation Committee considers internal equity among executives and, by reviewing publicly available compensation information, the base salaries of executives at companies in our Peer Group. Finally, the Compensation Committee evaluates each Named Executive’s base salary in reference to the other components of the Named Executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Pursuant to the employment agreement currently in effect between us and our Chief Executive Officer, Francis J. Martin, Mr. Martin received a base salary of $260,000 effective when the employment agreement was entered into on May 20, 2009. Pursuant to the employment agreement currently in effect between us and our Chief Operating Officer and Chief Financial Officer, Richard E. Davis, Mr. Davis received a base salary of $359,000, less an agreed upon reduction of $35,900, for fiscal 2009. In February 2009, Mr. Davis was appointed Chief Operating Officer, in addition to being our Chief Financial Officer, but maintained the same base salary. These specific base salary amounts were determined after considering the factors described above and as part of arms-length negotiations between the Compensation Committee and Mr. Ahern and Mr. Davis, respectively. If deemed appropriate by the Compensation Committee, base salaries are adjusted from time to time in order to reflect the promotion of a Named Executive or to realign salaries with the salaries of executives in comparable positions at companies in our Peer Group, after taking into account such factors as individual performance, scope of responsibility and experience.

(b) Performance-Based Cash Incentive Awards

It is our general philosophy that executives be rewarded for their achievement of the goals the Compensation Committee sets for them. Therefore, each Named Executive is eligible to receive an annual cash incentive award pursuant to the terms of such Named Executive’s employment agreement. These discretionary annual cash incentive awards are intended to compensate Named Executives for the achievement of both individual performance objectives and company-wide strategic, operational and financial goals, as well as to provide the Named Executive with added incentive to reach such objectives and goals. Individual performance objectives are generally determined in the first quarter of each fiscal year by our Board in consultation with the Named Executive. Company-wide strategic, operational and financial goals are determined by the Board with the assistance of management at the beginning of each year. Cash incentive awards are generally paid in the first quarter of each year after completion of the year-end audit. For fiscal 2009, as a result of our corporate objective to conserve cash, we provided, and Messrs. Martin and Davis agreed to, incentive compensation in the form of stock awards.

Pursuant to the terms of Mr. Martin’s employment agreement, Mr. Martin is entitled to receive an annual bonus in an amount of up to $25,000, with the exact amount of such annual cash bonus, if any, to be determined by the Board, in its sole discretion, after consultation with the Compensation Committee and/or Mr. Martin, as the Board deems appropriate, on an annual basis. In lieu of a cash bonus for fiscal 2009, the Compensation Committee, as a result of our corporate objective to conserve cash, awarded Mr. Martin a stock award of 5,208 shares valued at $25,000 on March 23, 2010.

Pursuant to the terms of Mr. Davis’ employment agreement, Mr. Davis is entitled to receive an annual cash incentive award of up to 30% of his then current base salary, provided that (i) Mr. Davis satisfies certain financial and other performance goals applicable to such fiscal year and (ii) the Company achieves certain profit targets applicable to such fiscal year, each as established in good faith by the Compensation Committee in consultation with our Chief Executive Officer, and Mr. Davis. Based upon partial achievement of the corporate objectives, and specifically as it related to the cash management of the Company, Mr. Davis received a cash incentive award equal to 10% of his base salary in fiscal 2009, which is equal to one-third of his potential bonus award or $35,900.

(c) Stock Option and Equity Incentive Programs

Performance-based compensation at the executive officer level also includes the long-term incentives afforded by stock options. The stock option program, which is currently administered by the Compensation Committee, is designed to align the long-term interests of our employees and our stockholders, and to assist in the retention of executives. The size of option grants is generally intended to reflect the executive’s position with us and his or her contributions to the Company, including success in achieving the individual performance criteria described above. When granting stock options, the Company has fixed the exercise price of such options at 100% of the fair market value of our common stock on the date of grant.

Our stock option program is the primary vehicle for offering long-term incentives and rewarding our executive officers and key employees. We also regard our equity incentive program as a key retention tool. Due to the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is the best method of motivating our executive officers to manage the Company in a manner that is consistent with the interests of the Company and our stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to the Company to retain our executive officers and key employees, we realize that it is important to be able to utilize other forms of equity awards as and when we may deem it necessary. The Compensation Committee periodically evaluates other long-term programs that will continue to reward our executives and key employees and to better align the interests of our executives and key employees with the interests of our stockholders.

Mr. Martin

Effective February 9, 2009, we entered into an agreement with Mr. Martin to serve as our President and Chief Executive Officer. As part of that agreement, an option to purchase 30,000 shares of our common stock on February 9, 2009 at an exercise price of $0.81 per share. These options vested in full on February 9, 2010. On May 20, 2009, when Mr. Martin was appointed our permanent President and Chief Executive Officer, he was given an option grant to purchase 60,000 shares of our common stock on May 20, 2009 at an exercise price of $2.00 per share. These options vest in 48 equal monthly installments on each monthly anniversary of the date of grant. Performance options to purchase 120,000 shares of common stock were also granted. One half of the performance option (60,000 shares) will vest on the day on which the average stock price of our common stock for 30 consecutive trading days has been equal to or greater than $4.50. One half of the performance option (60,000 shares) will vest on the day on which the average stock price of our common stock for 30 consecutive trading days has been equal to or greater than $9.00. However, these options become immediately exercisable in the event of a change of control of the Company.

Mr. Davis

In relation to his promotion to Chief Operating Officer the Compensation Committee granted Mr. Davis options to purchase 30,000 shares of Company common stock on February 9, 2009 at an exercise price of $0.81 per share. These options vest in 48 equal monthly installments and are exercisable for a period of ten years from the date of grant. However, these options become immediately exercisable in the event of a change of control of the Company.

Except as described above, there is no set formula for the granting of options or other stock awards to our executives. However, it is our practice to make an initial equity-based grant to each executive upon commencement of employment, in an amount that is consistent with those granted to executive officers at companies in the Peer Group at similar levels of seniority and responsibility. In addition, we typically make an annual grant of equity-based compensation to executives at some point during each fiscal year. Discretionary equity-based grants may be made throughout the year to provide an incentive to achieve a specific goal or to reward a significant achievement.

(d) Change of Control and Post-Termination Payments and Benefits

Pursuant to the Davis employment agreement, we granted to Mr. Davis the right to receive certain lump sum payments and/or benefits upon (i) a change of control of the Company and/or (ii) the termination of the Named Executive’s employment in certain circumstances, each as described below under the heading “Termination of Employment and Change in Control Arrangements.” We believe that being able to offer such post-employment and change of control payments and benefits improved our ability to attract and retain our Named Executives. The change of control payments to which each Named Executive is entitled are “single trigger” payments, meaning that the payments can be made solely upon a change of control of the Company, whether or not the Named Executive’s employment with us is terminated. The rationale for this “single trigger” is to provide a financial incentive to each Named Executive that is designed to mimic the effect of a change of control on outstanding stock options.

(e) Other Employee Benefits and Perquisites

We maintain benefits that are provided to all of our employees, including our Named Executives and their eligible family members, including the following general health and welfare benefit plans: medical, dental, life, short-term and long-term disability, vision, and supplemental life insurance. Certain benefits are contributory, such as medical and dental. Others are paid entirely by us, such as short and long-term disability, group term life and accidental death and disability, or paid by employees, such as vision and supplemental life. There is no difference between the percentage paid to the Named Executives and our other employees.

In addition, all of our full-time employees, including the Named Executives, are eligible to participate in our 401(k) plan, which was adopted in 1996. Our employees must be 21 years of age or older and employed by us for at least one month in order to participate in the 401(k) plan. Employees may defer between 1% and 15% of their pay on an annual basis pursuant to the terms of the 401(k) plan. Executive officers are eligible to participate in our 401(k) plan. In any plan year, we may make matching contributions to each participant. In 2009, we did not make any such matching contributions.

Pursuant to the terms of Mr. Martin’s employment agreement, he entitled to four weeks of paid vacation per year and was also entitled to all paid holidays given by the Company to its officers and employees and he is entitled to a monthly automobile allowance of $750.

Pursuant to the terms of Mr. Davis’ employment agreement, he is entitled to four weeks of paid vacation per year and is also entitled to all paid holidays.

We limit the perquisites that we make available to our Named Executives, particularly in light of recent developments with respect to abuses by other companies’ executives involving perquisites. Except as noted above, pursuant to the terms of their employment agreements, each of our Named Executives is entitled to the same perquisites as are provided in our plans and programs that apply to our employees generally.

Summary Compensation Table

The following table sets forth information concerning compensation earned during the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007 by our President and Chief Executive Office as of February 9, 2009, Mr. Martin, our former President and Chief Executive Officer, Mr. Ahern, and Mr. Davis who was our Chief Financial Officer and has also been our Chief Operating Officer since February 9, 2009. We refer to these executives as our “Named Executives” elsewhere in this Annual Report on Form 10-K/A.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Francis J. Martin (4) President and Chief Executive Officer	2009	221,085	24,998	(5)	28,927	—	7,875	(6)	282,874

John E. Ahern (4) (7) Former President and Chief Executive Officer	2009	460,000	—		68,681	—	14,766	(8)	543,447
	2008	460,000	—		161,941	55,200	31,853	(9)	708,994
	2007	416,000	—		136,343	55,000	16,587	(10)	623,930

Richard E. Davis Chief Operating Officer and Chief Financial Officer	2009	323,100	31,900	(5)	38,303	35,900	—		429,203
	2008	359,000	14,080	(5)	42,440	—	—		415,520
	2007	339,721	—		22,764	43,000	—		405,485

(1)	The amounts included in the “Stock Awards” column are calculated as the number of shares awarded multiplied by the closing price of the common stock as reported by the NASDAQ Capital Market on the date of the grant.
(2)	The amounts included in the “Option Awards” column are based on the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2009, 2008 and 2007. For additional information regarding the assumptions used by us with respect to the valuation of option awards refer to Note 9—”Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal years ended December 31, 2009 and 2008, and Note 10—”Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(3)	Reflects a payment pursuant to Mr. Martin’s, Mr. Ahern’s and Mr. Davis’ employment agreements upon the Joint Compensation and Options Committee determination of performance objectives attainment. Please see “Compensation Discussion and Analysis—Performance-Based Cash Incentive Awards” elsewhere in this Annual Report on Form 10-K/A for additional information regarding Mr. Ahern’s and Mr. Davis’ performance-based cash incentive awards. These amounts were earned in the fiscal year noted but paid in the first quarter of the next fiscal year.
(4)	Mr. Ahern retired as President, Chief Executive Officer and Director effective February 9, 2009, and Mr. Martin, a member of our Board was appointed our President and Chief Executive Officer on that day.
(5)	A stock award of 5,208 shares was granted to Mr. Martin and a stock award of 6,646 shares was granted Mr. Davis, on March 23, 2010 for performance during fiscal 2009. A stock award of 22,000 shares was granted to Mr. Davis on March 17, 2009 in lieu of a performance-based cash incentive award for performance during fiscal 2008.
(6)	Consists of a monthly car allowance.
(7)	Mr. Ahern accepted an offer to rejoin our Board of Directors on March 13, 2010 following a recommendation of the Nominating and Corporate Governance Committee.
(8)	Consists of a car allowance of $1,500 covering the period of time when Mr. Ahern served as our President and Chief Executive Officer and $14,615.97 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2009 for his health insurance policy with Cigna Healthcare.
(9)	Consists of a car allowance of $18,000 and $13,853 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2008 for his health insurance policy with Cigna Healthcare.
(10)	Consists of a monthly car allowance effective October 18, 2007 of $3,692 and $12,895 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2007 for his health insurance policy with Cigna Healthcare.
(11)	A stock award of 22,000 shares was granted to Mr. Davis on March 17, 2009 in lieu of a performance-based cash incentive award for performance during fiscal 2008.

Fiscal 2009 Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards made to the Named Executives during the fiscal year ended December 31, 2009, or fiscal 2009:

						All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(2)	Closing Market Price on Grant Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name and Principal Position	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Francis J. Martin	12/22/2008	(4)	(1)	$25,000	(1)	—		—		$—	$—	$—
	2/9/2009		—	—	—	—		30,000	(5)	0.81	0.81	13,606
	5/20/2009		—	—	—	—		60,000	(6)	2.00	2.00	70,811
	5/20/2009		—	—	—	—		60,000	(6)	4.50	2.00	40,208
	5/20/2009		—	—	—	—		60,000	(6)	9.00	2.00	32,462
	3/24/2010		—	—	—	5,208	(7)	—		—	4.80	24,998

John E. Ahern	1/29/2008	(4)	(1)	$—	(1)	—		—		$—	$—	$—

Richard E. Davis	12/22/2008	(4)	(1)	$107,700	(1)	—		—		—	—	—
	2/9/2009		—	—	—	—		20,000	(5)	0.81	0.81	9,071
	3/24/2010		—	—	—	6,646	(7)	—		—	4.80	31,901

(1)	Based on targets under “Compensation Discussion and Analysis—Performance-Based Cash Incentive Awards” set forth elsewhere in this Annual Report on Form 10-K/A. Although each of Mr. Martin’s, Mr. Ahern’s and Mr. Davis’ employment agreement contains a stated maximum amount with respect to the annual performance-based cash incentive and equity awards that each named executive may receive, the Joint Compensation and Options Committee may, if in its reasonable discretion it determines that the applicable performance objectives were exceeded, award each named executive an amount greater than the stated target. There are no thresholds or maximum payment amounts.
(2)	The closing market price of the stock option awards is equal to the closing price of the common stock as reported by the NASDAQ Capital Market on the date of grant.
(3)	For additional information regarding the assumptions made in determining the aggregate grant date fair value of the option awards, refer to Footnote 9—”Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is on file with the SEC.
(4)	The Board determined the targets for potential 2009 performance-based cash incentive and equity awards to be made to executives at a meeting held on December 22, 2008.
(5)	These options were granted under the Company’s Amended and Restated 2001 Stock Incentive Plan and vest in 48 equal monthly installments on each monthly anniversary of the date of grant.
(6)	These options were granted pursuant to the employment agreement entered into between Mr. Martin and the company of May 20, 2010. The options with an exercise price of $2.00 vest in 48 equal monthly installments on each monthly anniversary of the date of grant. The options with an exercise price of $4.50 vest when the average selling price of our common stock for 30 consecutive trading days has been equal to or greater than $4.50. The options with an exercise price of $9.00 vest when the average selling price of our stock for 30 consecutive trading days is has been equal to or greater than $9.00.
(7)	These shares were awarded to Mr. Martin and Mr. Davis for performance during fiscal 2009.

Employment Agreements

Francis J. Martin

Mr. Martin served on our Board since September 21, 2001 and has been employed by us since February 9, 2009 serving as our President and Chief Executive Officer. On May 20, 2009 we entered into an employment agreement with Mr. Martin covering a one-year term through April 13, 2010 with a one-year renewal. Under the Martin employment agreement, Mr. Martin will receive a base salary of $260,000 per year and is entitles to an annual performance-based cash award of up to $25,000. Mr. Martin was also granted a stock option to purchase 60,000 shares of our common stock, vesting in 48 monthly installments on each monthly anniversary of the date of grant. He was also granted a stock option to purchase 120,000 shares of our company stock subject to performance targets based on the daily closing price of our common stock. Mr. Martin is also entitled to benefits the company provides to its other employees including health and welfare plans, participation on in our 401(k) plan, four weeks vacation and all company holidays. Mr. Martin will also receive a monthly auto allowance of $750.

Pursuant to the terms of the Martin employment agreement, Mr. Martin is entitled to receive an annual performance-based cash incentive award of up to $25,000. This award is at the discretion of the Board after consultation with the Joint Compensation Committee and/or Mr. Martin as the Board deem appropriate. In lieu of a cash bonus for fiscal 2009, the Compensation Committee, as a result of our corporate objective to conserve cash, with the agreement of Mr. Martin, awarded Mr. Martin a stock award of 5,208 shares valued at $24,998 on March 23, 2009, based on the closing price of our common stock on the date of the grant. This amount is about 10% of his base salary in 2009.

Please see “Termination of Employment and Change in Control Arrangements—Francis J. Martin” below for additional information regarding the potential post-termination and change in control payments that could have been made to Mr. Martin pursuant to the Martin employment agreement. Also, please see the discussion at the beginning of this “Compensation Discussion and Analysis” section in this Annual Report on Form 10-K/A, which sets forth the material terms of the Martin employment agreement.

John E. Ahern

Mr. Ahern was employed by us from September 21, 2000 through February 9, 2009. The Ahern employment agreement provided for a term of employment commencing on October 18, 2007 and ending on June 30, 2009. Under the Ahern employment agreement, Mr. Ahern received a base salary of $460,000 per year and was entitled to receive an annual performance-based cash incentive award of up to 36% of his annual base salary then in effect for the relevant fiscal year, provided that Mr. Ahern satisfied certain financial and other performance goals applicable to such fiscal year to be established in good faith by the Compensation Committee in consultation with Mr. Ahern on an annual basis.

Pursuant to the terms of the Ahern employment agreement, we reimbursed Mr. Ahern on a monthly basis, net of taxes and required deductions, an amount equal to the payments made by Mr. Ahern for his health insurance policy with Cigna Healthcare, provided, however, that during the term of Mr. Ahern’s policy with Cigna Healthcare, Mr. Ahern was not entitled to any of the benefits provided to all of our employees as described above to the extent covered by Cigna Healthcare. In addition, during the employment term, Mr. Ahern was entitled to four weeks of paid vacation per year and all paid holidays given by the Company to its officers and employees. The Company also provided Mr. Ahern with a monthly automobile allowance of $1,500. Mr. Ahern also agreed not to compete with us for a period of one year after he ceases to be employed by us.

Please see “Termination of Employment and Change in Control Arrangements—John E. Ahern” below for additional information regarding the potential post-termination and change in control payments that could have been made to Mr. Ahern pursuant to the Ahern employment agreement.

Richard E. Davis

Mr. Davis has been employed by us since February 14, 2001. On August 5, 2009, we entered into a third amendment to the amended and restated employment agreement, dated May 20, 2004, between us and Mr. Davis which, together with the amended and restated employment agreement, we refer to herein as the Davis employment agreement, pursuant to which, among other things, increased his amount of vacation time to four weeks and extended the period of time options can be exercised following his termination. On February 9, 2009, Mr. Davis’ term of employment was extended until December 31, 2010 with automatic renewal for a period of one year in the event that the Company does not provide Mr. Davis with notice of non-renewal within a specified period of time.

Pursuant to the terms of the Davis employment agreement, Mr. Davis is entitled to receive an annual performance-based cash incentive award of up to 30% of his then-current base salary, provided that (i) Mr. Davis satisfies certain financial and other performance goals, which, during fiscal 2009, included goals related to our financial statements, manufacturing efficiencies and interaction with the investment community, and (ii) the Company achieves certain profit targets applicable to the fiscal year, each as established in good faith by the Compensation Committee in consultation with Mr. Ahern and Mr. Davis. For fiscal 2009, the Compensation Committee, as a result of our corporate objective to conserve cash, in consultation with Mr. Martin, and with the agreement of Mr. Davis, awarded Mr. Davis a stock award of 6,646 shares valued at $31,900 on March 23, 2010, based on the closing price of our common stock on the date of the grant. This amount is about 9% of his base salary in 2009.

Mr. Davis has agreed not to compete with us for a period of one year after he ceases to be employed by the Company.

Please see “Termination of Employment and Change in Control Arrangements—Richard E. Davis” below for additional information regarding the potential post-termination and change in control payments that may be made to Mr. Davis pursuant to the Davis employment agreement.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth information regarding outstanding option awards held by the Named Executives as of fiscal 2009:

	Option Awards
Name and Principal Position	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)
Francis J. Martin	2/1/2001	10,000	(2)	—	1.50	1/31/2011
	9/21/2001	5,000	(2)	—	3.01	9/20/2011
	6/28/2002	5,000	(3)	—	6.38	6/26/2012
	6/18/2003	9,000	(3)	—	4.19	6/17/2013
	6/22/2004	9,000	(3)	—	3.94	6/22/2014
	6/21/2005	9,000	(3)	—	9.49	6/20/2015
	6/15/2006	10,000	(3)	—	10.52	6/15/2006
	6/21/2007	10,000	(3)	—	11.69	6/21/2017
	6/18/2008	11,000	(3)	—	4.74	6/18/2018
	2/9/2009	—	(4)	30,000	0.81	2/9/2019
	5/20/2009	8,750	(5)	51,250	2.00	5/20/2019
	5/20/2009	11,666	(5)	48,334	4.50	5/20/2019
	5/20/2009	8,750	(5)	51,250	9.00	5/20/2019

John E. Ahern (6)	9/20/2000	23,062	(7)	—	2.16	9/20/2010	(6)
	10/24/2001	50,000	(7)	—	5.03	10/24/2011	(6)
	2/18/2002	50,000	(7)	—	7.07	2/18/2012	(6)
	3/5/2002	50,000	(7)	—	6.60	3/5/2012	(6)
	12/29/2002	75,000	(7)	—	3.03	12/29/2012	(6)
	2/19/2003	65,000	(7)	—	2.97	2/19/2013	(6)
	5/15/2005	12,500	(7)	—	7.80	5/15/2015	(6)
	7/6/2005	12,500	(7)	—	10.05	7/6/2015	(6)
	1/9/2006	25,000	(7)	—	17.01	1/9/2016	(6)
	1/10/2006	25,000	(7)	—	17.30	1/10/2016	(6)
	4/23/2007	10,000	(7)	—	15.72	4/23/2017	(6)
	5/4/2007	5,000	(7)	—	15.53	5/4/2017	(6)
	9/27/2007	6,750	(7)	—	8.00	9/27/2017	(6)
	10/18/2007	24,000	(7)	—	6.70	10/18/2017	(6)
	2/28/2008	12,000	(7)	—	4.03	2/28/2018	(6)

Richard E. Davis	10/24/2001	18,500	(7)	—	5.03	10/24/2011
	3/5/2002	30,000	(8)	—	6.60	3/5/2012
	7/30/2002	40,000	(7)	—	5.76	7/30/2012
	6/17/2003	20,000	(8)	—	4.19	6/17/2013
	9/21/2004	9,000	(8)	—	3.50	9/21/2014
	11/18/2005	19,000	(9)	—	16.34	11/18/2015
	7/31/2007	12,500	(8)	12,500	11.69	7/31/2017
	9/27/2007	3,375	(8)	3,375	8.00	9/27/2017
	2/28/2008	4,583	(7)	5,417	4.03	2/28/2018
	2/9/2009	4,166	(7)	15,834	0.81	2/28/2018

(1)	The expiration date of each option occurs 10 years after the date of grant of such option.
(2)	These options vest in 36 equal monthly installments beginning with the first month anniversary of the date of grant.
(3)	The options vest in hull on the sixth month anniversary of the date of grant.
(4)	This option vests in full on the one year anniversary of the date of grant.
(5)	These options vest in full on the day which the Average Stock Price (defined as the Daily Closing Price) has been equal to or greater the Option Exercise Price ($4.50 or $9.00) for the immediate preceding 30 trading days.
(6)	Per the terms of the Ahern settlement agreement, all of his unvested options became immediately vested upon his retirement and are exercisable through July 31, 2010. On March 13, 2010, Mr. Ahern agreed to rejoin the Board and the Board agreed to extend the exercise period of certain stock option granted to him with an Option Exercise Price below $7.08 per share from July 31, 2010 to one year following Mr. Ahern’s termination of service as a director, subject to the terms of the applicable option agreement.
(7)	These options vest in 48 equal monthly installments beginning with the first month anniversary of the date of grant.
(8)	These options vest in four equal annual installments beginning with the first year anniversary of the date of grant.
(9)	This option immediately vested on the date of grant, which was November 18, 2005

Option Exercises and Stock Vested During Fiscal 2009

Option Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Francis J. Martin	—	$—
John E. Ahern	—	$—
Richard E. Davis	—	$—

(1)	Represents the difference between the exercise price and the fair market value, determined as the closing price of the common stock as reported by the NASDAQ Capital Market, on the date of exercise. There were no exercises during 2009.

Termination of Employment and Change in Control Arrangements

Francis J. Martin

If (i) we terminate the Martin employment agreement for cause (as defined in the Martin employment agreement), (ii) Mr. Martin voluntarily terminates his employment with or without cause or (iii) Mr. Martin’s employment is terminated by the Company due to Mr. Martin’s death or disability, upon such termination, Mr. Martin will not be entitled to any further payments (other than base salary and benefits earned to the date of termination). Pursuant to the Martin employment agreement, in the event Mr. Martin dies during the term of his employment or a change of control of the Company occurs during such term, normal employee medical and dental insurance benefits shall be continued for a period of 12 months following the month in which such event occurs.

In the event that Mr. Martin is involuntarily terminated from the Company without cause, he will be entitled to receive (in addition to any base salary and benefits earned to the date of termination) his base salary for a period of 12 months from the termination date and all of his then exercisable options will remain exercisable for a period of one year.

In the event of a change of control of the Company, as defined in such agreement, Mr. Martin will be entitled to an immediate vesting of the stock options initially granted to him under this agreement

John E. Ahern

On February 9, 2009, Mr. Ahern, announced his retirement as President and Chief Executive Officer and resigned from his position as a member of our Board. In connection with Mr. Ahern’s departure, the Ahern employment agreement was terminated without cause under Section 14(b) of such agreement, effective February 9, 2009, and we entered into the Ahern settlement agreement, dated February 11, 2009. Under the Ahern settlement agreement, Mr. Ahern has received or will receive, among other things, the following in connection with his departure:

•

compensation, including salary and a cash bonus for the fiscal year ended December 31, 2008 in the amount of $55,200, earned through the Ahern termination date, and all accrued and unused vacation pay in the amount of $35,385;

•	severance in the form of continued payment of Mr. Ahern’s annual salary, in the amount of $460,000, for a period of twelve (12) months following the Ahern termination date;

•

the acceleration of the vesting of all of Mr. Ahern’s unvested stock options, such that all such options became vested on the Ahern termination date and the extension of the exercise period associated with all of Mr. Ahern’s stock options through July 31, 2010; and

•	health benefits for a period of eighteen (18) months following the Ahern termination date.

Richard E. Davis

If (i) we terminate the Davis employment agreement for cause (as defined in the Davis employment agreement), (ii) Mr. Davis voluntarily terminates his employment with or without cause or (iii) Mr. Davis’ employment is terminated by the Company due to Mr. Davis’ death or disability, upon such termination, Mr. Davis will not be entitled to any further payments (other than base salary and benefits earned to the date of termination). Pursuant to the Davis employment agreement, in the event Mr. Davis dies during the term of his employment or a change of control of the Company occurs during such term, normal employee medical and dental insurance benefits shall be continued on an insured basis for each of Mr. Davis’ children who is under the age of 22 at the time of such event, Mr. Davis’ spouse and, in the case of a change in control of the Company, Mr. Davis for a period of 24 months following the month in which such event occurs. In addition, in the event the Company does not renew the Davis employment agreement in accordance with the terms thereof, normal employee medical and dental insurance benefits shall be continued on an insured basis for each of Mr. Davis’ children who is under the age of 22 at the time of such event, Mr. Davis’ spouse and Mr. Davis for a period of 12 months following the month in which the Davis employment agreement is no longer in effect.

In the event that Mr. Davis is involuntarily terminated from the Company without cause, he will be entitled to receive (in addition to any base salary and benefits earned to the date of termination) the following:

•	his base salary for a period of 12 months from the termination date; and

•

his performance-based cash incentive award for the fiscal year in which such termination is effected, as if Mr. Davis had served throughout such fiscal year and had satisfied the relevant goals for such fiscal year.

In order to reward Mr. Davis if there were a liquidity event for our stockholders, the amended and restated employment agreement, as amended to date, also provides for a cash payment to Mr. Davis in the event of a change of control of the Company, as defined in such agreement. Such cash payment is equal to a percentage ranging from 0.33% to 1.4% of the total deal consideration paid by an acquirer in a transaction constituting a change of control of the Company. The percentage paid to Mr. Davis will vary based on the amount of the total deal consideration.

Potential Payments Upon Termination or Change in Control

The following tables describe the potential payments and benefits under each Named Executive’s employment agreement with the Company that the Named Executive would be entitled, or in the case of Mr. Ahern, would have been entitled to, upon (i) termination of employment or (ii) a change in control of the Company. The amounts shown assume that the termination or change in control was effective on December 31, 2009, the last business day of our fiscal year. The actual amounts which would be paid out to the executive can only be determined at the time of the executive’s actual departure. The actual amounts paid to Mr. Ahern, upon his departure, on February 9, 2009, are set forth in the beginning of this “Termination of Employment and Change in Control Arrangements” section.

The amounts shown in the table includes:

•	amounts payable under the Named Executive’s employment agreement; and

•	market value of stock vesting upon termination or change of control.

•	The amounts shown in the table do not include earned but unpaid salary and vacation.

Potential Post-Employment or Change in Control Payments—Francis J. Martin

Circumstance	Base Salary Continuation		Bonus	Benefits Continuation		Value of Accelerated Unvested Stock Options		Cash Payment	Total ($)
Involuntary Termination Without Cause	$260,000	(1)	$—	16,566	(2)	$—		—	$276,566
Death or Disability During Term Of Employment	—		—	16,566	(2)	—		—	$16,566
Change in Control	—		—	—		73,888	(3)	—	$73,888

(1)	Pursuant to the terms of Mr. Martin’s employment agreement, Mr. Martin is entitled to one year of base salary based on his then-current salary level.
(2)	Consists of medical and dental coverage for up to 18 months pursuant to Mr. Martin’s employment agreement, based on current premium rates.
(3)	Options granted at the signing of Mr. Martin’s employment agreement vest in full in the event of a change of control.

Potential Post-Employment or Change in Control Payments—Richard E. Davis

Circumstance	Base Salary Continuation		Bonus		Benefits Continuation		Value of Accelerated Unvested Stock Options		Cash Payment		Total ($)
Involuntary Termination Without Cause	$359,000	(1)	$107,700	(2)	—		$26,284	(3)	—		$492,984
Death During Term Of Employment	—		—		35,072	(4)	—		—		$35,072
Non-Renewal of Employment Contract	—		—		17,536	(5)	—		—		$17,536
Change in Control	—		—		35,072	(6)	26,284	(3)	$108,150-$458,818	(7)	$134,434-$485,102

(1)	Pursuant to the terms of Mr. Davis’ employment agreement, Mr. Davis is entitled to one year of base salary based on his then-current salary level.
(2)	Pursuant to the terms of Mr. Davis’ employment agreement, Mr. Davis is entitled to his annual cash incentive award for the fiscal year in which the termination is effected, as if Mr. Davis had served throughout such fiscal year and had satisfied the goals for such fiscal year.
(3)	All options granted under Mr. Davis’ employment agreement vest in full. All unvested options are assumed to have vested in full as of December 31, 2009. The amount shown in this column is based on December 31, 2009 closing price of $2.47 per share of the Company’s common stock on the NASDAQ Capital Market. Nearly of Mr. Davis’ unvested stock options are priced higher than the December 31, 2009 closing price of $2.47 and are not currently in-the-money. Please refer to the 2009 Outstanding Equity Awards table for specific details.
(4)	Consists of medical and dental coverage for each of Mr. Davis’ children under the age of 22 and Mr. Davis’ spouse for a period of 24 months, based on current premium rates.
(5)	Consists of medical and dental coverage for each of Mr. Davis’ children under the age of 22, Mr. Davis’ spouse and Mr. Davis for a period of 12 months, based on current premium rates.
(6)	Consists of medical and dental coverage for each of Mr. Davis’ children under the age of 22, Mr. Davis’ spouse and Mr. Davis for a period of 24 months, based on current premium rates.
(7)	Assumes that the total consideration paid by an acquirer in a change in control transaction is $32,772,686 based on (i) 13,268,294 shares outstanding at December 31, 2009 and (ii) December 31, 2009 closing price of $2.47 per share of the Company’s common stock on the NASDAQ Global Market. This payment is calculated by multiplying the transaction value ($32,772,686) by the range set forth in Mr. Davis’ employment agreement (0.33% to 1.4%).

DIRECTOR COMPENSATION

Cash Compensation

In each of fiscal 2009 and 2010, each non-employee director of the Company not otherwise compensated by the Company is entitled to receive $25,000 for their services as directors, except for the Chairman of our Board, who is entitled to receive $39,000 for his services as Chairman of the Board. In addition, (i) each director who serves on the Audit Committee is entitled to receive an additional $7,000, (ii) each director who serves on the Joint Compensation and Options Committee or Nominating and Corporate Governance Committee is entitled to receive an additional $5,000, and (iii) each director who serves as committee chairperson is entitled to receive an additional $4,000 for his or her service as a committee chairperson. All directors are entitled to receive reimbursement of travel expenses incurred in connection with their attendance at Board and committee meetings. In fiscal 2010, each non-employee director of the Company, except for Dr. West who has agreed to defer his compensation, elected to receive one half of their director compensation for 2010 in company stock, based on the closing price of the Company stock on the day of payment.

In fiscal 2009, each non-employee director agreed to reduce their $25,000 retainer to $12,500 for their services as directors. The Chairman of the Board, who receives $39,000 in 2010 for his services as Chairman of the Board, received $26,500 in 2009. In addition, in 2009 the Lead Director agreed to decline the additional $4,000 stipend for her services as Lead Director. The Compensation for service on each committee in 2010 is expected to be identical to the compensation received for serving on committees in 2009.

Stock Compensation

In 1996, the Board adopted, and the stockholders approved, the 1996 Stock Option Plan for Non-Employee Directors. In 2007, the Board adopted, and the stockholders approved, the 2007 Plan. In keeping with prior practice under the 1996 Stock Option Plan for Non-Employee Directors, the 2007 Plan provides for an option grant to purchase 20,000 shares of our common stock to each new non-employee director upon his or her initial election to the Board. Generally this option grant vests in equal monthly installments over a three-year period. In addition to this initial grant, immediately following each annual meeting of stockholders, each eligible director, other than any eligible director first elected to the Board within the 12 months immediately preceding and including such meeting, is granted an option to purchase 8,000 shares of our common stock as of the date of such meeting. In addition, following each annual meeting of stockholders, each eligible director who served as a member of a committee of the Board during the preceding year is granted an additional option to purchase (i) 2,000 shares of our common stock if such director served as chairperson of such committee or (ii) 1,000 shares of our common stock if such director did not serve as chairperson of such committee. The Director’s Plan expired by its terms in June 2006.

In addition, our Lead Director is granted an additional option to acquire 2,000 shares of our common stock, at an exercise price equal to the then fair market value of the common stock on the date of grant. The terms and conditions of this Lead Director grant will be substantially similar to our annual option grants made to our non-employee directors generally. The Lead Director grant will be in addition to any other option grant or other award that the Lead Director may otherwise be entitled to as a result of such director’s Board and committee membership and participation.

In addition, our Chairman of the Board is granted an additional option to acquire 5,000 shares of our common stock, at an exercise price equal to the then fair market value of the common stock on the date of grant. The terms and conditions of this Chairman of the Board grant will be substantially similar to our annual option grants made to our non-employee directors generally. The Chairman of the Board grant will be in addition to any other option grant or other award that the Chairman of the Board may otherwise be entitled to as a result of such director’s Board and committee membership and participation.

These annual option grants become fully vested six months after the date of grant. The exercise price of options granted under the Director’s Plan or under any applicable plan is equal to the fair market value of the common stock on the date of grant. In the event an optionee ceases to serve as a director, each option may be exercised by the optionee, for the portion then exercisable, at any time within one year after the optionee ceases to serve as a director of the Company.

The following table sets forth the compensation paid to each of our non-employee directors in 2009.

Director Compensation for Fiscal 2009

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	Total
Cheryl L. Clarkson	$28,500	$13,050	$41,550
Daniel F. Hanley, MD	$22,500	$11,043	$33,543
James E. Lock, MD (3)	$12,500	$—	$12,500
James J. Mahoney Jr.	$37,499	$16,062	$53,561
Francis J. Martin (4)	$20,500	$—	$20,500
David L. West, Ph.D., MPH	$20,500	$11,043	$31,543

(1)	The amounts included in the “Option Awards” column are based on the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2009. For additional information regarding the assumptions used by us with respect to the valuation of option awards, refer to Footnote 9 – “Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is on file with the SEC.
(2)	The following table shows the aggregate number of option awards, as well as the grant date fair value of the option awards, made during 2009.

Name	Aggregate Option Awards made during 2009 (#)	Grant Date Fair Value of Option Awards made during 2009 ($)
Cheryl L. Clarkson	13,000	$13,524
Daniel F. Hanley, MD	11,000	$11,443
James E. Lock, MD	—	$—
James J. Mahoney Jr.	16,000	$16,645
Francis J. Martin	—	$—
David L. West, Ph.D., MPH	11,000	$11,443

(3)	On April 14, 2009, we announced that Dr. Lock will not stand for re-election as a director of the Company, reducing the number of seats to five. On June 24, 2009, we announced that Mr. Richard E. Davis, Chief Operating Officer was appointed to serve on the Board, returning the number of seats to six.
(4)	On February 9, 2009 Mr. Martin was appointed as Interim President and Chief Executive Officer of the Company, replacing Mr. John Ahern. On April 14, 2009 we announced this appointment was permanent. Please see the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A for the terms of employment and compensation he currently receives as an executive of the Company.

The following table shows the aggregate number of outstanding stock options held by each of our directors as of December 31, 2009. Option grants made to directors upon their initial election to the Board vest over a three-year period. Annual meeting option grants made to directors vest in full on the six-month anniversary of the date of grant:

Name	Stock Options Exercisable (#)	Stock Options Unexerciseable (#)
Cheryl L. Clarkson	91,000	—
Daniel F. Hanley, MD	65,000	—
James E. Lock, MD	29,300	—
James J. Mahoney Jr.	35,444	5,556
Francis J. Martin	107,166	180,834
David L. West, Ph.D., MPH	24,333	6,667

EQUITY COMPENSATION PLAN INFORMATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about the securities authorized for issuance as of December 31, 2009 under the Company’s equity compensation plans, including the 1996 Stock Option Plan, the 1998 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 2007 Stock Incentive Plan. All of the Company’s equity compensation plans were adopted with the approval of its stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	1,970,210	$6.24	545,352
Equity compensation plans not approved by security holders	—	—	—

Total	1,970,210	$6.24	545,352

(1)	Includes 2,740 shares of common stock issuable under the 2001 Stock Incentive Plan and 542,612 shares of common stock issuable under the Company’s 2007 Stock Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, the following table sets forth certain information as of February 28, 2010 with respect to the beneficial ownership of our common stock by: (i) each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation” below, who are referred to in this Annual Report on Form 10-K/A as the Named Executives; and (iv) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Holders of more than 5% of our common stock
Glenhill Advisors, LLC and affiliates(4)	2,609,358	16.3%
598 Madison Avenue, 12th Floor
New York, NY 10022

Freshford Capital Management, LLC(5)	1,239,539	7.8%
10 Bank Street, Suite 675
White Plains, New York 10606

Named Executives and Directors (which includes all nominees)
John E. Ahern(6)	701,025	4.4%

Richard E. Davis(7)	380,135	2.4%

Francis J. Martin(8)	160,614	1.0%
6 Sawyer Road
Wellesley Hills, MA 02481

Cheryl L. Clarkson(9)	116,001	*
342 Beacon Street
Boston, MA 02481

Daniel F. Hanley, M.D.(10)	115,133	*
c/o The Johns Hopkins Medical Institutions
Director, Department of Neurology
Division of Brain Injury Outcomes
600 N. Wolfe Street
Jefferson 1-109
Baltimore MD 21287-7840

James J. Mahoney, Jr.(11)	128,222	*
86 Winding River Road
Needham, MA 02492

David L. West, Ph.D., M.P.H.(12)	24,333	*
c/o Quintiles Consulting
1801 Rockville Pike
Suite 300
Rockville, MD 20852-1633

All current directors and executive officers of the Company as a group (7 persons)(13)	1,625,463	10.2%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each beneficial owner and Named Executive is c/o NMT Medical, Inc., 27 Wormwood Street, Boston, MA 02210-1625.
(2)	The number of shares of our common stock beneficially owned by each holder named above is determined under the rules of the Securities and Exchange Commission, or the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the holder has sole or shared voting power or investment power and any shares which the holder has the right to acquire within 60 days after February 28, 2010 through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power, or shares such power with an affiliate, with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	The number of shares deemed outstanding for the purpose of calculating these percentages consists of the 15,966,487 shares of our common stock outstanding on February 28, 2010 plus any shares of our common stock issuable to the holder in question within 60 days after February 28, 2010 upon exercise of stock options or any other rights.
(4)	This information is derived from a Schedule 13D/AG filed with the Commission on February 22, 2010 by Glenhill Advisors, LLC (“Glenhill Advisors”), Glenn J. Krevlin and Glenhill Capital Management, LLC (“Glenhill Capital”). Glenn J. Krevlin is the managing member and control person of Glenhill Advisors. Glenhill Advisors is the managing member of Glenhill Capital. Glenhill Capital is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company and sole shareholder of Glenhill Capital Overseas GP, Ltd. (“Glenhill Ltd.”). Glenhill Ltd. is the general partner of Glenhill Capital Overseas Master Fund, LP, a security holder of the Company.
(5)	This information is derived from a Schedule 13G/A filed with the Commission on February 19, 2010 by Freshford Capital Management.

(6)	Mr. Ahern served as President and Chief Executive Officer until his retirement on February 9, 2009, on which date he also resigned as a member of our Board. On March 3, 2010, Mr. Ahern accepted an offer to rejoin our Board. Includes 445,812 shares of our common stock issuable to Mr. Ahern within 60 days of February 28, 2009 upon exercise of stock options.
(7)	Includes 163,624 shares of our common stock issuable to Mr. Davis within 60 days after February 28, 2010 upon exercise of stock options.
(8)	Includes 500 shares of our common stock held by Mr. Martin’s wife. Also includes 103,650 shares of our common stock issuable to Mr. Martin within 60 days after February 28, 2010 upon exercise of stock options. The number of shares does not include 60,000 shares of our common stock that vests when the average selling price of our common stock is greater than or equal to $4.50 for 30 consecutive trading days, and does not include 60,000 shares of our common stock that vests when the average selling price of our common stock is greater than or equal to $9.00 for 30 consecutive trading days.
(9)	Includes 91,000 shares of our common stock issuable to Ms. Clarkson within 60 days after February 28, 2010 upon exercise of stock options.
(10)	Includes 65,000 shares of our common stock issuable to Dr. Hanley within 60 days after February 28, 2010 upon exercise of stock options.
(11)	Includes 37,666 shares of our common stock issuable to Mr. Mahoney, within 60 days after February 28, 2010 upon exercise of stock options.
(12)	Includes 24,333 shares of our common stock issuable to Dr. West within 60 days after February 28, 2010 upon exercise of stock options.
(13)	Includes an aggregate of 931,085 shares of our common stock issuable to all current directors and executive officers as a group within 60 days after February 28, 2010 upon exercise of stock options. This total does not include shares beneficially owned by Mr. Ahern.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with sales of our CardioSEAL®, STARFlex® and BioSTAR® implant devices and pursuant to the terms of a license agreement with Children’s Medical Center Corporation, which we refer to as CMCC, we paid an aggregate of approximately $1,039,000 in royalties to CMCC during 2009. James E. Lock, M.D., a member of our Board from August 2000 until June 2009, and an affiliate of CMCC, received approximately $250,000 of these royalty payments.

In connection with sales of our CardioSEAL®, STARFlex® and BioSTAR® implant devices and pursuant to the terms of a license agreement with Children’s Medical Center Corporation, which we refer to as CMCC, we paid an aggregate of approximately $1,781,000 in royalties to CMCC during 2008. James E. Lock, M.D., a member of our Board and an affiliate of CMCC, received approximately $400,000 of these royalty payments.

Board Determination of Independence

Our common stock is listed on The NASDAQ Capital Market. Under applicable NASDAQ rules, a majority of the Board must be comprised of independent directors, and a director of the Company will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that neither Mr. Mahoney, Dr. West, Ms. Clarkson nor Dr. Hanley has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Auditors’ Fees

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to the company for each of the last two fiscal years.

Fee Category	Fiscal Year 2009	Fiscal Year 2008
Audit Fees(1)	$514,000	$433,000
Audit Related Fees(2)	10,000	—
Tax Fees(3)	167,000	302,000
All Other Fees	—	—

	$691,000	$735,000

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements, which are not reported under “Audit Fees.”
(3)	Tax fees consist of tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of European subsidiary returns, consultation on state sales tax compliance issues and European VAT compliance, accounted for all of the total tax fees billed in fiscal 2009 and fiscal 2008. None of the tax fees billed in fiscal 2009 and fiscal 2008 were provided under the de minimis exception to the Audit Committee pre-approval requirements.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by this reference. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMT MEDICAL, INC.

By:	/S/ FRANCIS J. MARTIN
Francis J. Martin, President and Chief Executive Officer

Dated: April 30, 2010

EXHIBIT INDEX

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Acquisition Agreements

2.1†	Asset Purchase Agreement, dated as of October 19, 2001, among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	2.1

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Registrant and Integra LifeSciences Corporation	8-K (000-21001)	8-14-2002	2.1

2.3	Agreement and Plan of Merger by and among the Registrant, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996	S-1 (333-06463)	6-20-1996	10.3

Certificate of Incorporation and By-Laws

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-5-1998	3.1

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-16-1999	3.1

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-Q (000-21001)	8-16-1999	3.2

3.4	Amended and Restated By-Laws of the Registrant	S-1 (333-06463)	6-20-1996	3.2

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-06463)	7-12-1996	4.1

4.2	Rights Agreement, dated as of June 7, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-K (000-21001)	6-8-1999	4.1

4.3	Amendment to Rights Agreement dated as of December 14, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	12-15-2006	1

4.4	Amendment No. 2, dated as of June 8, 2009, to Rights Agreement dated as of June 17, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	6-9-2009	3

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—Equity Compensation Plans and Related Agreements
10.1#	1994 Stock Option Plan of the Registrant	S-1 (333-06463)	6-20-1996	10.28

10.2#	1996 Stock Option Plan of the Registrant, as amended	10-Q (000-21001)	8-5-1998	10.1

10.3#	1996 Stock Option Plan for Non-Employee Directors, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.3

10.4#	1998 Stock Incentive Plan of the Registrant	10-Q (000-21001)	8-5-1998	10.2

10.5#	2001 Stock Incentive Plan, as amended, of the Registrant	10-Q (000-21001)	8-10-2004	10.1

10.6#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and Richard E. Davis, dated as of September 21, 2004	8-K (000-21001)	9-27-2004	99.1

10.7#	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.1

10.8#	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.2

10.9#	Form of Incentive Stock Option Letter Agreement Granted Under 1996 Stock Option Plan	10-Q (000-21001)	11-10-2004	10.3

10.10#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 1996 Stock Option Plan for Non-Employee Directors, as amended	10-Q (000-21001)	11-10-2004	10.4

10.11#	Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.1

10.12#	Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.2

10.13#	Form of Nonstatutory Stock Option Letter Agreement Granted Under Amended and Restated 2007 Stock Option Plan	8-K (000-21001)	6-9-2009	10.3

10.14#	Restricted Stock Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.4

Material Contracts—Leases

10.15	Lease by and between the Registrant and the Trustees of Wormwood Realty, dated as of May 8, 1996	S-1 (333-06463)	6-20-1996	10.27

10.16	Amendment of Leases by and between the Registrant and Fort Point Place—VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of November 9, 2005	8-K (000-21001)	11-14-2005	10.1

10.17	Amendment of Leases 2 by and between the Registrant and Fort Point Place—LLC, as successor-in-interest to Fort Point Place - VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of September 26, 2008	10-Q (000-21001)	11-6-2008	10.1

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—License and Technology Related Agreements
10.18†	License and Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of November 22, 1994	S-1/A (333-06463)	9-5-1996	10.9

10.19†	Technology Purchase Agreement by and between the Registrant and Morris Simon, M.D., dated as of April 14, 1987	S-1/A (333-06463)	9-5-1996	10.11

10.20	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995	S-1/A (333-06463)	7-12-1996	10.12

10.21	Stock Transfer Agreement between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.13

10.22†	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	8-13-1996	10.14

10.23	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.15

10.24	Assignment Agreement by and between the Registrant and The Beth Israel Hospital Association, dated as of June 30, 1994	S-1/A (333-06463)	7-12-1996	10.16

10.25†	Agreement by and between the Registrant and Lloyd A. Marks, dated as of April 15, 1996	S-1/A (333-06463)	8-13-1996	10.17

10.26	License Agreement, dated as of October 2000, by and between the Registrant and Children’s Medical Center Corporation	10-K (000-21001)	4-2-2001	10.66

10.27†	Royalty Agreement, dated as of October 19, 2001, by and among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	10.1

10.28†	Supply Agreement by and between the Registrant and Organogenesis Inc., dated as of March 30, 2005	10-K (000-21001)	3-12-2008	10.34

Material Contracts—Employment Agreements and Compensation Arrangements
10.29†#	Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	8-10-2004	10.2

10.30†#	Amendment No. 1, dated as of August 14, 2006, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	11-9-2006	10.1

10.31†#	Amendment No. 2, dated as of April 15, 2008, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	4-16-2008	10.1

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
10.32#	Settlement Agreement and Release by and between the Registrant and John E. Ahern, dated as of February 9, 2009	10-K (000-21001)	3-13-2009	10.32

10.33#	Employment Agreement by and between the Registrant and Francis J. Martin, dated as of May 20, 2009	10-Q (000-21001)	8-4-2009	10.33

10.33#	Amendment No. 3, dated as of August 5, 2009 to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	8-6-2009	10.1

Material Contracts - Other
10.34	Loan and Security Agreement, by and between Silicon Valley Bank, NMT Medical, Inc. and NMT Heart, Inc., dates as of June 26, 2009	8-K (000-21001)	7-1-2009	10.1

Additional Exhibits
14.1	Code of Business Conduct and Ethics of the Registrant	10-K (000-21001)	3-24-2004	14.1

21.1	Subsidiaries of the Registrant	10-K (000-21001)	3-29-2010	21.1

23.1	Consent of independent registered public accountant	10-K (000-21001)	3-29-2010	23.1

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	31.1

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	31.2

31.3	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	32.2

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.