Form 10-Q
period 2010-03-31
NMT MEDICAL INC
filed 2010-05-10
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No   ☒

As of May 6, 2010, there were 16,018,319 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At March 31, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,104,749	$8,926,329
Marketable securities	2,621,810	-
Accounts receivable, net of allowances of $85,000 at March 31, 2010 and December 31, 2009	1,849,079	1,683,829
Inventories	1,871,649	1,658,646
Prepaid expenses and other current assets	1,046,148	1,029,348

Total current assets	15,493,435	13,298,152

Property and equipment, at cost:
Laboratory and computer equipment	2,010,796	2,003,209
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	331,415

	3,618,332	3,610,745
Less accumulated depreciation and amortization	2,976,143	2,916,225

Total property and equipment, net	642,189	694,520

Total Assets	$16,135,624	$13,992,672

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,881,406	$5,017,863
Accrued expenses	4,938,354	5,840,908

Total current liabilities	9,819,760	10,858,771

Warrant liability	6,996,071	-
Other long-term liabilities	568,364	554,143

Total liabilities	17,384,195	11,412,914

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value
Authorized–3,000,000 shares
Issued and outstanding–none	-	-
Common stock, $.001 par value
Authorized–30,000,000 shares
Issued and outstanding–16,058,319 shares at March 31, 2010 and 13,268,294 shares at December 31, 2009	16,058	13,268
Additional paid-in capital	57,261,150	53,175,464
Treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(857)	-
Accumulated deficit	(58,405,322)	(50,489,374)

Total stockholders’ equity (deficit)	(1,248,571)	2,579,758

Total Liabilities and Stockholders’ Equity (Deficit)	$16,135,624	$13,992,672

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Product sales	$2,994,308	$3,477,771

Costs and expenses:
Cost of product sales	1,226,949	1,409,246
Research and development	1,824,006	2,194,236
General and administrative	1,955,644	2,402,527
Selling and marketing	1,189,681	1,300,459

Total costs and expenses	6,196,280	7,306,468

Loss from operations	(3,201,972)	(3,828,697)

Other (expense) income:
Loss on change in fair value of warrants	(4,654,597)	-
Currency transaction loss	(50,569)	(20,890)
Interest income	1,679	56,652

Total other (expense) income, net	(4,703,487)	35,762

Loss before income taxes	(7,905,459)	(3,792,935)

Income tax expense	10,489	9,838

Net loss	$(7,915,948)	$(3,802,773)

Basic and diluted loss per common share:	$(0.54)	$(0.29)

Basic and diluted weighted average common shares outstanding:	14,595,680	13,101,205

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,915,948)	$(3,802,773)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,919	74,714
Amortization of bond premium	2,568	6,788
Share-based compensation expense	306,927	137,022
Loss on change in fair value of warrants	4,654,597	-
Change in assets and liabilities-
Accounts receivable	(165,250)	882,699
Inventories	(213,003)	119,981
Prepaid expenses and other current assets	(16,800)	32,943
Accounts payable	(136,457)	1,500,442
Accrued expenses and long-term liabilities	(556,269)	(304,476)

Net cash used in operating activities	(3,979,716)	(1,352,660)

Cash flows from investing activities:
Purchases of property and equipment	(7,588)	(6,463)
Purchases of marketable securities	(2,625,235)	(515,275)
Maturities of marketable securities	-	8,700,000

Net cash (used in) provided by investing activities	(2,632,823)	8,178,262

Cash flows from financing activities:
Proceeds from private placement	5,759,759	-
Proceeds from exercise of common stock options	31,200	-
Proceeds from issuance of common stock under the employee stock purchase plan	-	6,437

Net cash provided by financing activities	5,790,959	6,437

Net (decrease) increase in cash and cash equivalents	(821,580)	6,832,039
Cash and cash equivalents, beginning of period	8,926,329	4,899,179

Cash and cash equivalents, end of period	$8,104,749	$11,731,218

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$332,063	$71,840

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

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.

We have incurred operating losses of $12.5 million and $18.7 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $3.2 million for the three months ended March 31, 2010. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $58.4 million as of March 31, 2010. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. Food and Drug Administration, or FDA, approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At March 31, 2010, we had cash, cash equivalents and marketable securities of approximately $10.7 million. We will continue to review financing alternatives to raise capital, if necessary.

We have taken several actions over the last year to both reduce our expenditures, such as reducing resources allocated to our development programs, and further enhance our ability to generate revenue. These reductions include expenditures relating to CLOSURE I which will be approximately $500,000 less in 2010 than 2009 as our CLOSURE I trial is expected to wind down in 2010. Data analysis for CLOSURE I commenced in April 2010. We have repositioned our sales force in Europe and the rest of the world. We believe that our current cash position, combined with a reduction in expenses and expected increase in revenues outside of North America will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to PMA approval. Should such actions not be sufficient to support our operations, we have the ability to further adjust our investment in research and development activities and, if necessary, reduce general and administrative costs which in combination could reduce cash outflows further by approximately $1.0 million to $2.0 million. Since June 2009, we also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability. In addition, we recently filed a $30 million universal shelf registration statement that, if and when the registration statement is declared effective, will enable us to opportunistically raise additional funds, subject to market conditions, as needed.

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

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 8 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on date of grant was recorded on the following lines in the consolidated statements of operations:

	For The Three Months Ended March 31,
	2010	2009
Cost of product sales	$(1,519)	$773
Research and development	16,561	23,088
General and administrative	282,313	101,388
Selling and marketing	9,572	11,773

	$306,927	$137,022

During the quarter ended March 31, 2010, we modified certain fully vested director stock options to restore the exercise period to their contractual life. As a result of the modification, we incurred additional stock compensation expense of $243,000, which is recorded within general and administrative expense in the consolidated statement of operations for the quarter ended March 31, 2010.

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2010	2009
Expected life (years)	0.5 - 4	4
Expected stock price volatility	79.56% - 81.31%	74.18% - 74.96%
Weighted average stock price volatility	81.13%	74.18%
Expected dividend yield	0	0
Risk-free interest rate	2.38%	1.91% - 1.99%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the three months ended March 31, 2010 and 2009 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the three months ended March 31, 2010:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)

Options outstanding at January 1, 2010	1,970,210	$6.25
Granted	650	2.46
Exercised	18,100	1.72		1
Cancelled/Forfeited	18,775	6.16

Options outstanding at March 31, 2010	1,933,985	$6.27	5.14	$1,481

Options vested or expected to vest at March 31, 2010	1,854,542	$6.35	4.98	$922

Options exercisable at March 31, 2010	1,536,768	$6.72	4.20	$922

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.46 and $0.81, respectively.

At March 31, 2010, there was approximately $400,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3 years.

Net proceeds from the exercise of common stock options were $31,200 for the three months ended March 31, 2010. There were no options exercised during the three months ended March 31, 2009. We have recorded net losses for the periods ended March 31, 2010 and 2009 and have not recorded any tax benefits or tax deductions in those years related to stock options.

4. Cash, Cash Equivalents and Marketable Securities and Warrant Liability

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities. Cash and cash equivalents, which are carried at cost and approximate market, consist of cash, money market accounts and commercial paper investments.

We have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at March 31, 2010, consisted of approximately $2.6 million of debt instruments with maturities ranging from July 2010 to December 2010. Accrued interest receivable of approximately $12,000 has been reported in prepaid expenses and other current assets in the accompanying consolidated balance sheet at March 31, 2010.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. We initially recorded the warrant liability at its fair value using Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. The fair value of warrants is subject to significant fluctuation based on our stock price, expected volatility, remaining contractual life and the risk-free interest rate.

The following tables present information about our assets and liabilities that are measured at fair value as of March 31, 2010:

		Fair Value Measurements at the Reporting Date Using
	March 31, 2010	Level 1	Level 2	Level 3
Assets
Money Market Fund	$6,935,667	$6,935,667	$-	$-
Corporate Debentures/Bonds	923,718	-	923,718	-
Commercial Paper	1,498,687	299,878	1,198,809	-
Agency Discount Note	499,283	-	499,283	-

Total assets at fair value	$9,857,355	$7,235,545	$2,621,810	$-

Liabilities
Warrant liability	$6,996,071			$6,996,071

Total liabilities at fair value	$6,996,071	$-	$-	$6,996,071

We have issued common stock warrants in connection with the February 16, 2010 private placement (See Note 5). The warrants are accounted for as derivative liabilities at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 815, Derivatives and Hedging, or ASC 815. The warrants do not meet the scope-exemption criteria in ASC 815 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Therefore upon issuance, we have recorded a liability for the fair value of the warrants, as an allocation from the private placement proceeds. Changes in the fair value of the Warrant liability have been recorded in the Consolidated Statements of Operations under the caption “Loss on change in fair value of warrants.”

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are activity quoted and can be validated to external sources). Accordingly, the loss in the table below includes changes in fair value due in part to observable factors that are part of the methodology.

	Fair Value of Warrants upon issuance at February 16, 2010	Change in Unrealized Loss Related to Financial Instruments Held at March 31, 2010	Fair Value of Warrants at March 31, 2010

Warrant Liability	$2,341,474	$4,654,597	$6,996,071

5. Private Placement of our Common Stock and Warrants

On February 16, 2010, the Company completed a private placement of its common stock and warrants to purchase additional shares of common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15 per share. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90 per share. The warrants are exercisable no earlier than August 17, 2010 and are exercisable until February 16, 2015.

Assumptions used for the Black-Scholes option-pricing models to determine the fair value of the warrant liability as of February 16, 2010 and March 31, 2010 are as follows:

	February 16, 2010	March 31, 2010
Expected life (years)	5.0	4.9
Expected stock price volatility	78%	79%
Expected dividend yield	0	0
Risk-free interest rate	2.32%	2.55%
Common stock price	$1.95	$4.53

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At March 31, 2010	At December 31, 2009
Raw materials	$690,175	$669,223
Work-in-process	174,146	100,427
Finished goods	1,007,328	888,996

	$1,871,649	$1,658,646

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

7. Income Taxes

For the three months ended March 31, 2010 and 2009, we recorded a provision for income taxes of $10,489 and $9,838, respectively, as a result of the increase to the liability for uncertain tax positions.

Our uncertain tax positions were $216,366 and $221,930 at December 31, 2009 and March 31, 2010, respectively and relate to various tax jurisdictions. If the uncertain tax positions of $221,930 at March 31, 2010 were recognized, they would decrease our annual effective tax rate, absent the effect of any adjustments to our valuation allowance. We also recorded a liability during the three months ended March 31, 2010 and 2009 for potential interest in the amount of $3,786 and $2,660, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state and foreign jurisdictions. The tax years ranging from 2006 to 2009 remain subject to examination by federal, state and foreign tax authorities.

8. Net loss per Common and Common Equivalent Share

Basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. For the period ended March 31, 2010, options to purchase 1,933,985 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive. For the three month period ended March 31, 2010, we have also excluded 2,143,166 outstanding warrants because including them would also be anti-dilutive. For the period ended March 31, 2009, options to purchase 1,650,397 common shares have been excluded from the computation of diluted weighted average shares outstanding because including them would be anti-dilutive.

9. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended March 31,
	2010	2009

Net loss	$(7,915,948)	$(3,802,773)
Unrealized (loss) gain on marketable securities	(857)	51,491

Net comprehensive loss	$(7,916,805)	$(3,751,282)

The accumulated other comprehensive loss in the accompanying consolidated balance sheet consists entirely of unrealized losses on marketable securities.

10. Commitments and Contingencies

(a) Litigation

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement was agreed to be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received in 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009 and we received the fifth and sixth installments of $250,000 each on September 30, 2009 and December 15, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding.

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

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $31 million through completion of the trial and submission to the FDA. Of this total, approximately $26.4 million was incurred through December 31, 2009. We project 2010 costs to approximate $3.3 million and approximately $0.7 million was incurred during the three months ended March 31, 2010. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. By April 2010, the data is expected to have statistical power to support testing of the primary outcome result and thus it would be scientifically appropriate to begin the analysis at that time. As of April 2010, 99.4% of all patient follow-up months were completed and 95.1% of patients have completed the two-year follow-up. The results of the analysis are anticipated during the third quarter of 2010 at which point the trial will be complete, with 100% of the randomized patient follow-up available. If the results prove positive for device closure, we will be in a position to submit a PMA application for our STARFlex® device for the stroke and TIA indication to the FDA.

11. Loan and Security Agreement

On June 26, 2009 we entered into a Loan and Security Agreement, or the Agreement, with a lending institution.

The Agreement provides for a revolving credit facility, or the Revolving Line, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability. Up to $500,000 of the Revolving Line may be used to secure letters of credit, foreign exchange contracts and cash management services of the calendar month following the advance under the Agreement. The Revolving Line may be used by us to finance working capital needs and matures on June 25, 2011, or the Maturity Date.

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

On May 3, 2010 we entered into an amendment to the Loan and Security Agreement, or the Loan Modification Agreement, in order to revise certain covenants and we are in compliance with those revised covenants.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009. Matters discussed in this Quarterly Report on Form 10-Q and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, inventory reserves, expenses associated with clinical trials, share-based compensation and fair value measurements of marketable securities are described in our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of the update listed below, there have been no material changes to our critical accounting policies in the quarter ended March 31, 2010.

Fair Value Measurements of Marketable Securities and Warrants

In determining the fair value of our marketable securities, we consider the level of market activity and the availability of prices for the specific security that we hold. If a security is traded in an active market and prices are regularly and readily available (“Level 1 inputs”), valuation of these securities does not entail a significant degree of judgment. When using Level 1 inputs, we do not adjust the quoted market price for such instruments. If we conclude that the market is not active for the identical security we hold, we evaluate various observable data points (“Level 2 inputs”) for the identical security or similar securities in developing the fair value estimates. The identification of similar securities requires some level of judgment. We use quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency to develop our initial value. We also access publicly available market activity from third party databases and credit ratings of the issuers of the securities we hold to corroborate the data used in the fair value calculations obtained from our primary source. We then apply judgment to ensure the fair value is reflective of any credit rating degradation of the issuer or recent marketplace activity. Adjustments to the Level 2 inputs, which are primarily to reflect the volume and level of activity in the markets for the similar securities compared to the security we hold, are evaluated for significance to the overall fair value measurement. We do not have any marketable securities for which the fair value is determined using Level 3 inputs which rely on significant unobservable inputs.

The warrant liability is a Level 3 instrument. We initially recorded the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense under the caption “Loss on change in fair value of warrants”. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Three Months Ended March 31,				Increase (Decrease)	% Change
	2010	%	2009	%	2009 to 2010	2009 to 2010
	(In thousands, except percentages)
Product sales	$2,994	100.0%	$3,478	100.0%	$(484)	-13.9%

Costs and expenses:
Cost of product sales	1,227	41.0%	1,409	40.5%	(182)	-12.9%
Research and development	1,824	60.9%	2,194	63.1%	(370)	-16.9%
General and administrative	1,955	65.3%	2,403	69.1%	(448)	-18.6%
Selling and marketing	1,190	39.7%	1,301	37.4%	(111)	-8.5%

Total costs and expenses	6,196	206.9%	7,307	210.1%	(1,111)	-15.2%

Loss from operations	(3,202)	-106.9%	(3,829)	-110.1%	627	-16.4%

Other (expense) income:
Loss on change in fair value of warrants	(4,655)	-155.5%	-	0.0%	(4,655)	-
Currency transaction loss	(51)	-1.7%	(21)	-0.6%	(30)	142.9%
Interest income	2	0.1%	57	1.6%	(55)	-96.5%

Total other (expense) income, net	(4,704)	-157.1%	36	1.0%	(85)	-236.1%

Loss before income taxes	(7,906)	-264.1%	(3,793)	-109.1%	(4,113)	108.4%

Income tax expense	10	0.3%	10	0.3%	-	0.0%

Net loss	$(7,916)	-264.4%	$(3,803)	-109.3%	$(4,113)	108.2%

REVENUES

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2010	2009	2009 to 2010	2009 to 2010
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$1,972	$2,292	$(320)	(14.0)%
Rest of world	1,022	1,186	(164)	(13.8)%

Total product sales	$2,994	$3,478	$(484)	(13.9)%

Product sales for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 decreased by 13.9%. The challenging global economy combined with tightly managed hospital inventories, have continued to impact our sales performance. In an effort to more tightly manage their cash flow, we believe that hospitals are continuing to reduce their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. In addition, we believe the growing anticipation in the medical community for the results of CLOSURE I trial, may be slowing the referral pattern of patients for these procedures. Outside of North America, we are continuing to transition from direct sales to distribution partnerships in several key markets as well as expanding into new territories. In the fourth quarter of 2009, we began marketing our products in Brazil, Turkey and the Middle East. However, some of our recently established international territories are not yet contributing revenue due to the time necessary to complete product registrations in those markets. In addition, in Europe we continue to be faced with competitive pricing and ongoing clinical trials that are competing for procedure market share. Sales outside of North America represented approximately 34.1% of total product sales for both the three months ended March 31, 2010 and 2009.

Cost of Product Sales. For the three months ended March 31, 2010, cost of product sales, as a percentage of total product sales, was approximately 41.0% compared with approximately 40.5% in the corresponding period in 2009. Cost of product sales for both periods reflected the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses increased as a percentage of sales for the three months ended March 31, 2010, due to lower sales volumes. For the full year 2010, we currently expect cost of product sales to be approximately 40.0% of total product sales, compared with approximately 41.6% for fiscal 2009. Included in cost of product sales are royalty expenses of approximately $450,000 and $500,000 for the three months ended March 31, 2010 and 2009, respectively.

Research and Development. Research and development expense decreased approximately $370,000, or 16.9%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and reduced resources allocated to our development programs.

We currently expect full year 2010 research and development expense to decrease to approximately $8.0 million compared to approximately $8.9 million in 2009 due primarily to the completion of our clinical trial enrollment work.

General and Administrative. General and administrative expense decreased approximately $450,000, or 18.6%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. Our former CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement, including severance in the form of continued payment of his salary for twelve months in the amount of $460,000, accrued and unused vacation pay in the amount of approximately $35,000, health benefits for a period of 18 months, and the acceleration of the vesting of the CEO’s unvested stock options in the amount of approximately $50,000 were included in general and administrative expenses for the three months ended March 31, 2009. During the quarter ended March 31, 2010, in connection with his re-joining our board of directors, we modified certain fully vested stock options of our former CEO, to restore the exercise period to its contractual life. As a result of the modification, we incurred a non-cash charge to general and administrative expense of $243,000. In addition, in the first quarter of 2009, we received a payment of $375,000 pursuant to a settlement agreement with Cardia, Inc. For the three months ended March 31, 2010, other expense savings were spread across numerous account classifications including legal fees, occupancy costs and insurance costs.

General and administrative expense is currently expected to increase to approximately $7.9 million in 2010 compared to approximately $6.8 million in 2009, as a result of non-recurring transactions impacting the prior year. In 2009, recorded as reductions to general and administrative expense were payments received pursuant to settlements with Cardia, Inc. and Gore, Inc. of $1.2 million and $800,000 respectively.

Selling and Marketing. Selling and marketing expense decreased approximately $100,000, or 8.5%, for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily the result of decreased expenses related to lower headcount. We currently expect worldwide selling and marketing expense in 2010 to be approximately $5.4 million, or slightly less than selling and marketing expense in 2009.

Loss on Change in Fair Value of Warrants. The liability related to warrants issued to investors in connection with the February 16, 2010 private placement was initially recorded at fair market value and is valued to market at the end of each reporting period. The increase in the liability from February 16, 2010 to March 31, 2010 of $4.7 million was due primarily to the increase in our stock price during that period from $1.95 to $4.53.

Currency Transaction Loss. Currency transaction loss increased approximately $30,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to the strengthening of the dollar.

Interest Income. The decrease in interest income of approximately $55,000 for the three months ended March 31, 2010 compared to the same period in 2009 was primarily related to lower cash balances and lower interest rates during 2010. We anticipate only a small amount of interest income in 2010 as interest rates remain low and we maintain conservative investments.

Income Tax Provision. We provide for income taxes upon our anticipated effective income tax rate. We anticipate incurring a loss in 2010 and therefore have not made a provision for taxes in the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, we recorded income tax expense of $10,489 and $9,838, respectively, for the establishment of a liability for uncertain tax positions, which do not impact our measurement of required valuation allowance on unrealized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses of $12.5 million and $18.7 million during each of the prior two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $3.2 million for the three months ended March 31, 2010. Our cash used in operations significantly parallels the operating losses we have incurred and we have an accumulated deficit of $58.4 million as of March 31, 2010. In addition, we expect to incur significant additional research and development and other costs during fiscal 2010—including costs to complete our CLOSURE I trial and bring our STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to U.S. FDA approval. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period. In addition, while we have a two-year credit facility with our lender, we will also continue to review financing alternatives to raise additional capital, if necessary.

At March 31, 2010, we had cash, cash equivalents and marketable securities of approximately $10.7 million. We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. We continually evaluate our cost structure and it may be necessary to further reduce expenses in the short term. We believe that our cash position at March 31, 2010, combined with a reduction in expenses and expected increase in revenues outside of North America will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. Based on our current projections and plans, we believe that there is sufficient cash to fund operations through at least 2010 and into 2011. However, these forecasts are forward-looking statements that involve risks and uncertainties and actual results could vary materially. Since June 2009, we also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability. In addition, we recently filed a $30 million universal shelf registration statement that, if and when the registration statement is declared effective, will enable us to opportunistically raise additional funds, subject to market conditions, as needed.

We will also continue to review financing alternatives to raise capital, if necessary.

We commenced data analysis for our CLOSURE I trial in April of 2010 and, assuming positive results, anticipate that a submission will be made to the FDA for PMA approval during the third quarter of 2010.

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash, cash equivalents and marketable securities	$10,727	$16,266
Net cash used in operating activities	(3,980)	(1,353)
Net cash (used in) provided by investing activities	(2,633)	8,178
Net cash provided by financing activities	5,791	6

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 totaled approximately $4.0 million and consisted of a net loss of approximately $7.9 million and a net increase in working capital requirements of approximately $1.1 million. This was partially offset by non-cash charges of approximately $5.0 million.

The non-cash charges of approximately $5.0 million during the three months ended March 31, 2010 consisted primarily of a $4.7 million loss on the change in fair value of the warrant liability. Other non-cash charges included share-based compensation expense and depreciation and amortization of property and equipment.

The primary elements of the $1.1 million net increase in working capital during the three months ended March 31, 2010 consisted of a decrease in accounts payable and accrued expenses of approximately $700,000 and increases in accounts receivable and inventory of approximately $200,000 each.

Net cash used in operating activities for the three months ended March 31, 2009, totaled approximately $1.4 million and consisted of a net loss of approximately $3.8 million partially offset by a net decrease in working capital requirements of approximately $2.2 million and non-cash charges of approximately $220,000.

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

The non-cash charges of approximately $220,000 during the three months ended March 31, 2009 consisted primarily of (i) share-based compensation expense, and (ii) depreciation and amortization of property and equipment.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of approximately $2.6 million during the three months ended March 31, 2010 consisted of purchases of marketable securities totaling approximately $2.6 million. This compared to net cash provided by investing activities of approximately $8.2 million during the three months ended March 31, 2009. These resulting sources and uses of cash are attributed to the timing of our investment purchases and maturities in the respective periods.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $5.8 million and $6,000 for the three months ended March 31, 2010 and 2009, respectively. Cash provided by financing activities for the three month period ended March 31, 2010, were primarily from a private placement of our common stock and warrants to purchase additional shares of common stock to existing shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90. The warrants are exercisable no earlier than August 17, 2010 and are exercisable until February 16, 2015.

For the period ended March 31, 2009, the proceeds were from the issuance of shares of common stock pursuant to our employee stock purchase plan.

Factors Affecting Sources of Liquidity

We may require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. On April 5, 2010, we filed a shelf registration statement on Form S-3 with the SEC and that will permit us, if the SEC declares the registration statement effective and depending on favorable market conditions, to offer and sell up to $30 million of equity or debt securities. However, given the current market conditions it is not clear how much market capital, if any, we would be able to raise using this registration statement or otherwise. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Since June 2009, we also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability.

OFF-BALANCE SHEET FINANCING

During the quarter ended March 31, 2010, we did not engage in any off-balance sheet activities.

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

The warrants we issued on February 16, 2010 in connection with the private placement of our common stock were determined to be derivative financial instruments and accounted for as a liability. We revalue these warrants on a quarterly basis and we reflect the change in value in our reported earnings. We update the value of these warrants using various assumptions, including our stock price as of the end of each reporting period, the historical volatility of our common stock, and risk-free interest rates commensurate with the remaining contractual term of the warrants. Accordingly, changes in our stock price or in interest rates would result in a change in the value of the warrants.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2004, we and the Children’s Medical Center Corporation, or CMCC, filed a civil complaint in the U.S. District Court for the District of Minnesota, or the District Court, for infringement of a patent owned by CMCC and licensed exclusively to us. The complaint alleges that Cardia, Inc., or Cardia, of Burnsville, Minnesota is making, selling and/or offering to sell a medical device in the United States that infringes CMCC’s U.S. patent relating to a device and method for repairing septal defects. We sought an injunction from the District Court to prevent further infringement by Cardia, as well as monetary damages. On August 30, 2006, the District Court entered an order holding that Cardia’s device does not infringe the patent-in-suit. The order had no effect on the validity and enforceability of the patent-in-suit and had no impact on our ability to sell our products. We appealed the ruling to the U.S. Court of Appeals for the Federal Circuit and on June 6, 2007 the Federal Circuit ruled that the District Court incorrectly interpreted one of the patent’s claims and incorrectly found no triable issue of fact concerning other claims. The Federal Circuit remanded the case to the District Court for further proceedings consistent with its opinion and instructed that on remand the district court may reconsider the question of summary judgment for us and CMCC based on the Federal Circuit’s claim construction. On November 8, 2007, the District Court granted summary judgment in our and CMCC’s favor, ruling that Cardia’s device infringes the patent-in-suit and striking all of Cardia’s invalidity defenses. On March 19, 2008, we and CMCC agreed with Cardia to settle this litigation. As part of the settlement, a judgment was entered against Cardia and in favor of us and CMCC, with Cardia agreeing to pay $2.25 million. The settlement will be shared equally between us and CMCC after deduction of our legal fees and expenses. The first and second payments of $500,000 each were received in 2008. We received the third and fourth installments of $375,000 each on March 31, 2009 and June 30, 2009 and we received the fifth and sixth installments of $250,000 each on September 30, 2009 and December 15, 2009. All of these payments were recorded as a reduction to general and administrative expenses, to offset legal fees incurred in connection with this legal proceeding.

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

OUR FINANCIAL RESOURCES ARE LIMITED. WE WILL REQUIRE ADDITIONAL FUNDING TO ACHIEVE OUR LONG TERM BUSINESS GOALS.

We have experienced significant operating losses in funding the development of our product candidates, accumulating a deficit of $58.4 million as of March 31, 2010, and we expect to continue to incur substantial operating losses for the foreseeable future. We have historically funded our operations primarily through public offerings of common stock, the sale of non-strategic business assets, and settlements from the successful defense of our patents. As of March 31, 2010, we had approximately $10.7 million in cash, cash equivalents and marketable securities. This cash balance includes proceeds from a February 2010 private placement of our common stock and warrants to purchase additional shares of common stock to existing and new shareholders for of approximately $5.8 million. Under the terms of the private placement, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share for total proceeds of $5.8 million. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share.

In the future we will require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to the approval of the United States Food and Drug Administration, or FDA, and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. We believe that our current cash position, including the proceeds from our private placement, combined with a reduction in expenses and expected increase in revenues outside of North America will be sufficient to bring our STARFlex® implant with an indication for PFO closure to the commercial market in the United States, subject to FDA approval. Since June 2009, we also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability. In addition, we recently filed a $30 million universal shelf registration statement that, if and when the registration statement is declared effective and depending on favorable market conditions, will enable us to opportunistically raise additional funds, subject to market conditions, as needed. We believe that we will need to raise additional capital to adequately market the product, subject to the FDA approval. Failure to raise capital if needed could materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

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

OUR ABILITY TO RAISE CAPITAL MAY BE LIMITED BY APPLICABLE LAWS AND REGULATIONS.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of April 30, 2010, our public float was approximately 12.7 million shares, the value of which was approximately $52.0 million based upon the closing price of our common stock of $4.09 on such date. As of April 30, 2010, the value of one-third of our public float calculated on the same basis was approximately $17.3 million. Alternative means of raising capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

In addition, our ability to timely raise sufficient capital may be limited by the Nasdaq Capital Market’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the Nasdaq Capital Market requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is deemed a “public offering” by the Nasdaq Capital Market staff. Based on our outstanding common stock and closing price as of April 30, 2010, we could not raise additional capital of more than approximately $13.1 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value.

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

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

In March 2003, the FDA approved CLOSURE I, our IDE clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a first of its kind, prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and effectiveness of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on a planned interim analysis, the Data Safety Monitoring Board, an independent entity charged with assessing the safety aspects of our study, determined that an enrollment of 900 patients would provide conditional power to show, if it exists, a statistically significant benefit at the end of the data review. In October 2008, we announced that we completed patient enrollment in this clinical trial. We currently anticipate that when completed, if possible benefit is demonstrated, study data from CLOSURE I will be used to support a PFO PMA application. In September 2009 we announced that, upon recommendation of the CLOSURE I Executive Committee, we will commence initial data analysis in April of 2010. We currently estimate the total costs of CLOSURE I to be approximately $31 million through completion of the clinical trial. To date we have incurred approximately $27.1 million in total costs. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

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

WE MAY EXPERIENCE LOWER SALES AND EARNINGS DUE TO GOVERNMENT REGULATIONS.

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

NMT MEDICAL, INC.

Date: May 10, 2010	By:	/S/ FRANCIS J. MARTIN
Francis J. Martin
President and Chief Executive Officer

Date: May 10, 2010	By:	/S/ RICHARD E. DAVIS
Richard E. Davis
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

4.1	Amendment No. 3, dated as of February 16, 2010, to Rights Agreement, dated as of June 7, 1999, between the Company and American Stock Transfer & Trust Company, LLC, as amended on December 14, 2006 and June 8, 2009, filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A/A dated February 22, 2010 and incorporated herein by reference.

10.1	Securities Purchase Agreement, dated as of February 16, 2010, by and among the Company and the Purchasers (as defined therein), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010 and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of February 16, 2010, by and among the Company and the Purchasers (as defined therein), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2010 and incorporated herein by reference.

10.3	Form of Warrant, dated February 16, 2010, issued pursuant to the Securities Purchase Agreement, dated as of February 16, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 22, 2010 and incorporated herein by reference.

31.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.