Form 10-K/A
period 2009-12-31
NMT MEDICAL INC
filed 2010-06-18
CIK 1017259

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

NMT Medical, Inc., a Delaware corporation (the “Registrant” or the “Company”), hereby amends its Annual Report on Form 10-K with this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of amending Items 11 and 15(b).

PART III

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Francis J. Martin (3) President and Chief Executive Officer	2009	221,085	24,998	(5)	157,087	—	7,875	(5)	411,045

John E. Ahern (3) (6) Former President and Chief Executive Officer	2009	460,000	—		—	—	14,766	(7)	474,766
	2008	460,000	—		23,099	55,200	31,853	(8)	570,152
	2007	416,000	—		215,829	55,000	16,587	(9)	703,416

Richard E. Davis Chief Operating Officer and Chief Financial Officer	2009	323,100	31,900	(4)	9,071	35,900	—		399,971
	2008	359,000	14,080	(4)	19,249	—	—		392,329
	2007	339,721	—		164,165	43,000	—		546,886

(1)	Reflects the fair value of stock and option awards on the grant date. Stock awards are based on the closing price of our common stock on the NASDAQ Capital Market on the grant date. Option awards are valued on the Black-Scholes option pricing model. For additional information regarding the assumptions used by us with respect to the valuation of option awards refer to Note 9—”Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal years ended December 31, 2009 and 2008, and Note 10—”Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(2)	Reflects a payment pursuant to Mr. Martin’s, Mr. Ahern’s and Mr. Davis’ employment agreements upon the Joint Compensation and Options Committee determination of performance objectives attainment. Please see “Compensation Discussion and Analysis—Performance-Based Cash Incentive Awards” elsewhere in this Annual Report on Form 10-K/A for additional information regarding Mr. Ahern’s and Mr. Davis’ performance-based cash incentive awards. These amounts were earned in the fiscal year noted but paid in the first quarter of the next fiscal year.
(3)	Mr. Ahern retired as President, Chief Executive Officer and Director effective February 9, 2009, and Mr. Martin, a member of our Board was appointed our President and Chief Executive Officer on that day.
(4)	A stock award of 5,208 shares was granted to Mr. Martin and a stock award of 6,646 shares was granted Mr. Davis, on March 23, 2010 for performance during fiscal 2009. A stock award of 22,000 shares was granted to Mr. Davis on March 17, 2009 in lieu of a performance-based cash incentive award for performance during fiscal 2008.
(5)	Consists of a monthly car allowance.
(6)	Mr. Ahern accepted an offer to rejoin our Board of Directors on March 13, 2010 following a recommendation of the Nominating and Corporate Governance Committee.
(7)	Consists of a car allowance of $1,500 covering the period of time when Mr. Ahern served as our President and Chief Executive Officer and $14,615.97 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2009 for his health insurance policy with Cigna Healthcare.
(8)	Consists of a car allowance of $18,000 and $13,853 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2008 for his health insurance policy with Cigna Healthcare.
(9)	Consists of a monthly car allowance effective October 18, 2007 of $3,692 and $12,895 paid by the Company as a reimbursement for payments made by Mr. Ahern during 2007 for his health insurance policy with Cigna Healthcare.

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

The following table sets forth the compensation paid to each of our non-employee directors in 2009.

Director Compensation for Fiscal 2009

Name	Fees Earned or Paid in Cash	Option Awards (1) (2)	Total
Cheryl L. Clarkson	$28,500	$13,524	$42,024
Daniel F. Hanley, MD	$22,500	$11,443	$33,943
James E. Lock, MD (3)	$12,500	$—	$12,500
James J. Mahoney Jr.	$37,499	$16,645	$54,144
Francis J. Martin (4)	$20,500	$—	$20,500
David L. West, Ph.D., MPH	$20,500	$11,443	$31,943

(1)	The amounts included in the “Option Awards” represent the grant date fair value per the Black-Scholes option pricing model. For additional information regarding the assumptions used by us with respect to the valuation of option awards, refer to Footnote 9 – “Share-Based Compensation” in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is on file with the SEC.
(2)	The following table shows the aggregate number of option awards, as well as the grant date fair value of the option awards, made during 2009.

Name	Aggregate Option Awards made during 2009 (#)	Grant Date Fair Value of Option Awards made during 2009 ($)
Cheryl L. Clarkson	13,000	$13,524
Daniel F. Hanley, MD	11,000	$11,443
James E. Lock, MD	—	$—
James J. Mahoney Jr.	16,000	$16,645
Francis J. Martin	—	$—
David L. West, Ph.D., MPH	11,000	$11,443

(3)	On April 14, 2009, we announced that Dr. Lock will not stand for re-election as a director of the Company, reducing the number of seats to five. On June 24, 2009, we announced that Mr. Richard E. Davis, Chief Operating Officer was appointed to serve on the Board, returning the number of seats to six.
(4)	On February 9, 2009 Mr. Martin was appointed as Interim President and Chief Executive Officer of the Company, replacing Mr. John Ahern. On April 14, 2009 we announced this appointment was permanent. Please see the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A for the terms of employment and compensation he currently receives as an executive of the Company.

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

NMT MEDICAL, INC.

By:	/S/ FRANCIS J. MARTIN
Francis J. Martin, President and Chief Executive Officer

Dated: June 18, 2010

EXHIBIT INDEX

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Acquisition Agreements

2.1†	Asset Purchase Agreement, dated as of October 19, 2001, among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	2.1

2.2	Stock Purchase Agreement, dated as of July 31, 2002, between the Registrant and Integra LifeSciences Corporation	8-K (000-21001)	8-14-2002	2.1

2.3	Agreement and Plan of Merger by and among the Registrant, NMT Heart, Inc., InnerVentions, Inc. and Fletcher Spaght, Inc., dated as of January 25, 1996	S-1 (333-06463)	6-20-1996	10.3

Certificate of Incorporation and By-Laws

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-5-1998	3.1

3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant	10-Q (000-21001)	8-16-1999	3.1

3.3	Certificate of Designation, Series A Junior Participating Preferred Stock of the Registrant	10-Q (000-21001)	8-16-1999	3.2

3.4	Amended and Restated By-Laws of the Registrant	S-1 (333-06463)	6-20-1996	3.2

Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate of the Registrant	S-1/A (333-06463)	7-12-1996	4.1

4.2	Rights Agreement, dated as of June 7, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-K (000-21001)	6-8-1999	4.1

4.3	Amendment to Rights Agreement dated as of December 14, 2006 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	12-15-2006	1

4.4	Amendment No. 2, dated as of June 8, 2009, to Rights Agreement dated as of June 17, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent	8-A12G/A (000-21001)	6-9-2009	3

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—Equity Compensation Plans and Related Agreements
10.1#	1994 Stock Option Plan of the Registrant	S-1 (333-06463)	6-20-1996	10.28

10.2#	1996 Stock Option Plan of the Registrant, as amended	10-Q (000-21001)	8-5-1998	10.1

10.3#	1996 Stock Option Plan for Non-Employee Directors, as amended, of the Registrant	10-Q (000-21001)	8-11-2003	10.3

10.4#	1998 Stock Incentive Plan of the Registrant	10-Q (000-21001)	8-5-1998	10.2

10.5#	2001 Stock Incentive Plan, as amended, of the Registrant	10-Q (000-21001)	8-10-2004	10.1

10.6#	Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan between the Registrant and Richard E. Davis, dated as of September 21, 2004	8-K (000-21001)	9-27-2004	99.1

10.7#	Form of Incentive Stock Option Agreement Granted Under 2001 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.1

10.8#	Form of Incentive Stock Option Agreement Granted Under 1998 Stock Incentive Plan	10-Q (000-21001)	11-10-2004	10.2

10.9#	Form of Incentive Stock Option Letter Agreement Granted Under 1996 Stock Option Plan	10-Q (000-21001)	11-10-2004	10.3

10.10#	Form of Nonstatutory Stock Option Letter Agreement Granted Under 1996 Stock Option Plan for Non-Employee Directors, as amended	10-Q (000-21001)	11-10-2004	10.4

10.11#	Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.1

10.12#	Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.2

10.13#	Form of Nonstatutory Stock Option Letter Agreement Granted Under Amended and Restated 2007 Stock Option Plan	8-K (000-21001)	6-9-2009	10.3

10.14#	Restricted Stock Agreement Granted Under Amended and Restated 2007 Stock Incentive Plan	8-K (000-21001)	6-9-2009	10.4

Material Contracts—Leases

10.15	Lease by and between the Registrant and the Trustees of Wormwood Realty, dated as of May 8, 1996	S-1 (333-06463)	6-20-1996	10.27

10.16	Amendment of Leases by and between the Registrant and Fort Point Place—VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of November 9, 2005	8-K (000-21001)	11-14-2005	10.1

10.17	Amendment of Leases 2 by and between the Registrant and Fort Point Place—LLC, as successor-in-interest to Fort Point Place - VEFV, LLC, as successor to Trustees of Wormwood Realty Trust, dated as of September 26, 2008	10-Q (000-21001)	11-6-2008	10.1

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
Material Contracts—License and Technology Related Agreements
10.18†	License and Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of November 22, 1994	S-1/A (333-06463)	9-5-1996	10.9

10.19†	Technology Purchase Agreement by and between the Registrant and Morris Simon, M.D., dated as of April 14, 1987	S-1/A (333-06463)	9-5-1996	10.11

10.20	Asset and Technology Donation and Transfer Agreement by and between C.R. Bard, Inc. and Children’s Medical Center Corporation dated as of May 12, 1995	S-1/A (333-06463)	7-12-1996	10.12

10.21	Stock Transfer Agreement between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.13

10.22†	License Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	8-13-1996	10.14

10.23	Sublicense Agreement by and between Children’s Medical Center Corporation and InnerVentions, Inc., dated as of June 19, 1995	S-1/A (333-06463)	7-12-1996	10.15

10.24	Assignment Agreement by and between the Registrant and The Beth Israel Hospital Association, dated as of June 30, 1994	S-1/A (333-06463)	7-12-1996	10.16

10.25†	Agreement by and between the Registrant and Lloyd A. Marks, dated as of April 15, 1996	S-1/A (333-06463)	8-13-1996	10.17

10.26	License Agreement, dated as of October 2000, by and between the Registrant and Children’s Medical Center Corporation	10-K (000-21001)	4-2-2001	10.66

10.27†	Royalty Agreement, dated as of October 19, 2001, by and among the Registrant and C.R. Bard, Inc.	8-K (000-21001)	11-16-2001	10.1

10.28†	Supply Agreement by and between the Registrant and Organogenesis Inc., dated as of March 30, 2005	10-K (000-21001)	3-12-2008	10.34

Material Contracts—Employment Agreements and Compensation Arrangements
10.29†#	Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	8-10-2004	10.2

10.30†#	Amendment No. 1, dated as of August 14, 2006, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	10-Q (000-21001)	11-9-2006	10.1

10.31†#	Amendment No. 2, dated as of April 15, 2008, to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	4-16-2008	10.1

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.
10.32#	Settlement Agreement and Release by and between the Registrant and John E. Ahern, dated as of February 9, 2009	10-K (000-21001)	3-13-2009	10.32

10.33#	Employment Agreement by and between the Registrant and Francis J. Martin, dated as of May 20, 2009	10-Q (000-21001)	8-4-2009	10.33

10.33#	Amendment No. 3, dated as of August 5, 2009 to the Amended and Restated Employment Agreement by and between the Registrant and Richard E. Davis, dated as of May 20, 2004	8-K (000-21001)	8-6-2009	10.1

Material Contracts - Other
10.34	Loan and Security Agreement, by and between Silicon Valley Bank, NMT Medical, Inc. and NMT Heart, Inc., dates as of June 26, 2009	8-K (000-21001)	7-1-2009	10.1

Additional Exhibits
14.1	Code of Business Conduct and Ethics of the Registrant	10-K (000-21001)	3-24-2004	14.1

21.1	Subsidiaries of the Registrant	10-K (000-21001)	3-29-2010	21.1

23.1	Consent of independent registered public accountant	10-K (000-21001)	3-29-2010	23.1

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	31.1

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	31.2

31.3	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K/A (000-21001)	4-30-2010	31.3

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K/A (000-21001)	4-30-2010	31.4

31.5	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

31.6	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

		Incorporated by Reference to			Filed with this 10-K/A
Exhibit No.	Description	Form and SEC File No.	SEC Filing Date	Exhibit No.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	32.1

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K (000-21001)	3-29-2010	32.2

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.