Form 10-Q
period 2010-06-30
NMT MEDICAL INC
filed 2010-08-11
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

As of August 5, 2010, there were 16,020,069 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At June 30, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$3,147,835	$8,926,329
Marketable securities	3,386,339	-
Accounts receivable, net of allowances of $105,000 at June 30, 2010 and $85,000 at December 31, 2009	1,313,834	1,683,829
Inventories	1,947,999	1,658,646
Prepaid expenses and other current assets	1,054,650	1,029,348

Total current assets	10,850,657	13,298,152

Property and equipment, at cost:
Laboratory and computer equipment	2,009,431	2,003,209
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	331,415

	3,616,967	3,610,745
Less accumulated depreciation and amortization	3,032,911	2,916,225

Total property and equipment, net	584,056	694,520

Total Assets	$11,434,713	$13,992,672

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,877,300	$5,017,863
Accrued expenses	5,022,599	5,840,908

Total current liabilities	8,899,899	10,858,771

Warrant liability	585,568	-
Other long-term liabilities	581,616	554,143

Total liabilities	10,067,083	11,412,914

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value Authorized -- 3,000,000 shares Issued and outstanding -- none	-	-
Common stock, $.001 par value Authorized -- 30,000,000 shares Issued and outstanding -- 16,060,069 shares at June 30, 2010 and 13,268,294 shares at December 31, 2009	16,060	13,268
Additional paid-in capital	57,310,669	53,175,464
Treasury stock - 40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(2,112)	-
Accumulated deficit	(55,837,387)	(50,489,374)

Total stockholders’ equity	1,367,630	2,579,758

Total Liabilities and Stockholders’ Equity	$11,434,713	$13,992,672

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Product sales	$2,574,844	$3,181,843	$5,569,152	$6,659,614

Costs and expenses:
Cost of product sales	1,389,938	1,416,760	2,616,887	2,826,006
Research and development	1,840,521	2,432,422	3,664,527	4,626,658
General and administrative	2,047,307	1,701,954	4,002,951	4,104,481
Selling and marketing	1,298,914	1,516,459	2,488,595	2,816,918

Total costs and expenses	6,576,680	7,067,595	12,772,960	14,374,063

Loss from operations	(4,001,836)	(3,885,752)	(7,203,808)	(7,714,449)

Other income (expense):
Gain on change in fair value of warrants	6,410,503	-	1,755,906	-
Currency transaction (loss) gain	(24,228)	23,623	(74,797)	2,733
Interest income	2,438	24,741	4,117	81,393

Total other income, net	6,388,713	48,364	1,685,226	84,126

Income (loss) before income taxes	2,386,877	(3,837,388)	(5,518,582)	(7,630,323)

Income tax (benefit) expense	(181,058)	10,557	(170,569)	20,395

Net income (loss)	$2,567,935	$(3,847,945)	$(5,348,013)	$(7,650,718)

Basic net income (loss) per common share:	$0.16	$(0.29)	$(0.35)	$(0.58)

Diluted net income (loss) per common share:	$0.16	$(0.29)	$(0.35)	$(0.58)

Weighted average common shares outstanding:

Basic	16,019,272	13,204,106	15,346,602	13,152,940

Diluted	16,276,453	13,204,106	15,346,602	13,152,940

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,348,013)	$(7,650,718)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,687	140,115
Amortization of bond premium	18,185	19,367
Share-based compensation expense	354,471	213,685
Gain on change in fair value of warrants	(1,755,906)	-
Change in assets and liabilities-
Accounts receivable	369,995	764,365
Inventories	(289,353)	284,708
Prepaid expenses and other current assets	(25,302)	(21,762)
Accounts payable	(1,140,563)	1,749,571
Accrued expenses and long-term liabilities	(458,772)	(772,210)

Net cash used in operating activities	(8,158,571)	(5,272,879)

Cash flows from investing activities:
Purchases of property and equipment	(6,223)	(27,071)
Purchases of marketable securities	(3,406,636)	(515,275)
Maturities of marketable securities	-	12,025,000

Net cash (used in) provided by investing activities	(3,412,859)	11,482,654

Cash flows from financing activities:
Proceeds from private placement	5,759,759	-
Proceeds from exercise of common stock options	33,177	-
Proceeds from issuance of common stock under the employee stock purchase plan	-	6,437

Net cash provided by financing activities	5,792,936	6,437

Net (decrease) increase in cash and cash equivalents	(5,778,494)	6,216,212
Cash and cash equivalents, beginning of period	8,926,329	4,899,179

Cash and cash equivalents, end of period	$3,147,835	$11,115,391

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$332,063	$71,840

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common heart defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO is a common right to left shunt that can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 33,000 PFOs have been treated globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.

We have incurred operating losses of $12.5 million and $18.7 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $7.2 million for the six months ended June 30, 2010. We have an accumulated deficit of $55.8 million as of June 30, 2010. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2010—including costs to complete our CLOSURE I trial and continue our discussions with the U.S. Food and Drug Administration, or FDA, to evaluate our next steps relating to the stroke/TIA indication. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings of equity securities, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $6.5 million.

In tightly managing our capital resources, we have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. The reductions in expenditures have included i) general and administrative costs, ii) program specific research and development costs relating to CLOSURE I which will be approximately $500,000 less in 2010 than 2009 and iii) non-program specific research and development costs. We have repositioned our direct sales force in Europe and the rest of the world to increase coverage and maintain our historical sales levels. Despite our efforts, the Company’s 2010 revenues have declined from 2009 levels more than we anticipated directly impacting our liquidity. As a result, we will and have the ability to further reduce our spending in the coming months to manage our limited resources.

Our primary goal at this time is to bring to completion our CLOSURE I trial. Data analysis for CLOSURE I commenced in April 2010. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. We will have the entire patient data available in late October, so the complete CLOSURE I presentation is scheduled for the American Heart Association, or AHA, meeting in mid-November. We are in discussions with the FDA to evaluate our possible next steps relating to the stroke/TIA indication. Successful completion of our CLOSURE I clinical trial will require significant expenditures in the last two quarters of 2010 and potentially beyond depending on the results of the discussions with the FDA.

Based on our current projections and plans, we believe that we will be required to raise additional capital to continue our ongoing efforts in bringing the CLOSURE I trial to completion. While we have an established credit facility to draw from that is pledged against certain receivables and inventory, our borrowing availability is significantly limited (approximately $1.0 million at June 30, 2010) based on the covenants of the line. Based on our current anticipated sales levels, the availability under the line will decrease as we progress through the remainder of 2010.

We will continue to review financing alternatives and we will need to raise additional capital within the next six months. We may not be able to obtain additional financing on satisfactory terms. On August 4, 2010, as we previously reported, we received notifications from the NASDAQ of the Company’s failure to comply with the NASDAQ’s minimum per share stock price and market value requirements. We have until January 26, 2011 to regain compliance. Failure to raise capital could materially and adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

3. Share-Based Compensation

We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 8 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on the date of grant was recorded in the following captions in the consolidated statements of operations:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product sales	$1,310	$2,248	$(209)	$3,021
Research and development	5,865	19,587	22,426	42,675
General and administrative	39,151	44,336	321,464	145,724
Selling and marketing	1,218	10,492	10,790	22,265

	$47,544	$76,663	$354,471	$213,685

We use the Black-Scholes option-pricing model to estimate fair value of share-based payment awards with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2010	2009

Expected life (years)	4	4
Expected stock price volatility	79.56% -81.23%	74.18% -81.41%
Weighted average stock price volatility	80.79%	76.92%
Expected dividend yield	0%	0%
Risk-free interest rate	2.09% - 2.38%	1.31% - 2.05%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the six months ended June 30, 2010 and 2009 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the six months ended June 30, 2010:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value

			(in years)	(in thousands)
Options outstanding at January 1, 2010	1,970,210	$6.24
Granted	22,400	3.25
Exercised	19,850	1.67		$9
Cancelled/Forfeited	63,125	5.46

Options outstanding at June 30, 2010	1,909,635	$6.27	4.86	$-

Options vested or expected to vest at June 30, 2010	1,834,288	$6.35	4.71	$-

Options exercisable at June 30, 2010	1,532,902	$6.71	3.95	$-

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2010 was $3.28 and $3.25, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2010 was $4,515 and $9,415, respectively. Net cash proceeds from the exercise of stock options were $1,978 and $33,177 for the three and six months ended June 30, 2010, respectively.

The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2009 was $0.85 and $0.78, respectively. There were no options exercised during the six months ended June 30, 2009.

At June 30, 2010, there was approximately $350,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4 years.

We have not recorded any tax benefit from stock option exercises, since the realization of tax benefits is not considered likely.

4. Fair Value Measurements

We consider investments with maturities of 90 days or less from the date of purchase to be cash equivalents and investments with original maturity dates greater than 90 days to be marketable securities. Cash and cash equivalents, which are carried at cost and approximate market, consist of cash, money market accounts and commercial paper investments.

We have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at June 30, 2010, consisted of approximately $3.4 million of debt instruments with maturities ranging from July 2010 to December 2010. Accrued interest receivable of approximately $21,000 has been reported in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at June 30, 2010.

Marketable securities are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable. The fair value hierarchy levels are as follows:

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

The following tables present information about our assets and liabilities that are measured at fair value as of June 30, 2010:

		Fair Value Measurements at the Reporting Date Using
	June 30, 2010	Level 1	Level 2	Level 3
Assets
Money Market Fund	$2,212,699	$2,212,699	$-	$-
Corporate Debentures/Bonds	1,187,306	-	1,187,306	-
Commercial Paper	1,349,469	-	1,349,469	-
Agency Discount Note	849,564	-	849,564	-

Total assets at fair value	$5,599,038	$2,212,699	$3,386,339	$-

Liabilities
Warrant liability	585,568			$585,568

Total liabilities at fair value	$585,568	$-	$-	$585,568

We have issued common stock warrants in connection with the February 16, 2010 private placement (See Note 5). The warrants are accounted for as derivative liabilities at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 815, Derivatives and Hedging, or ASC 815. The warrants do not meet the scope-exemption criteria in ASC 815 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Therefore upon issuance, we have recorded a liability for the fair value of the warrants, as an allocation from the private placement proceeds. Changes in the fair value of the warrant liability have been recorded in the Consolidated Statements of Operations under the caption “Gain on change in fair value of warrants.”

The table below includes a rollforward of the balance sheet amounts for the three months and year to date periods ended June 30, 2010 for the warrant liability, which is classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain in the table below includes changes in fair value due in part to observable factors that are part of the methodology.

	Three Months Ended June 30, 2010

	Fair Value of Warrants upon issuance at March 31, 2010	Settlement of Warrant Liability during the period ended June 30, 2010	Change in Fair Value of Warrant Liability during the period ended June 30, 2010	Fair Value of Warrants Liability at June 30, 2010

Warrant Liability	$6,996,071	$-	$(6,410,503)	$585,568

	Year to Date Period Ended June 30, 2010
	Fair Value of Warrants upon issuance at February 16, 2010	Settlement of Warrant Liability during the period ended June 30, 2010	Change in Fair Value of Warrant Liability during the period ended June 30, 2010	Fair Value of Warrants Liability at June 30, 2010

Warrant Liability	$2,341,474	$-	$(1,755,906)	$585,568

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

Assumptions used for the Black-Scholes option-pricing models to determine the fair value of the warrant liability as of February 16, 2010 and June 30, 2010 were determined in a similar manner as those for share-based payment awards, as discussed in Note 3. These assumptions are as follows:

	February 16, 2010	June 30, 2010

Expected life (years)	5.0	4.6
Expected stock price volatility	78%	109%
Expected dividend yield	0	0
Risk-free interest rate	2.32%	1.79%
Common stock price	$1.95	$0.52

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At June 30, 2010	At December 31, 2009

Raw materials	$796,395	$669,223
Work-in-process	179,624	100,427
Finished goods	971,980	888,996

	$1,947,999	$1,658,646

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

7. Income Taxes

For the three and six months ended June 30, 2010, we recorded a net benefit for income taxes of $181,058 and $170,569, respectively. For the three months ended June 30, 2010, we recorded an income tax benefit of $190,832, related to the suspended alternative tax net operating loss limitation and extended carryback period recently made available under the Worker, Homeownership, and Business Assistance Act of 2009. For the three and six months ended June 30, 2010, this income tax benefit was offset by a provision for income taxes of $9,774 and $20,263, respectively, as a result of the increase to the liability for uncertain tax positions. For the three and six months ended June 30, 2009, we also recorded a provision for income taxes of $10,557 and $20,395, respectively, as a result of the increase to the liability for uncertain tax positions.

Our liability for uncertain tax positions was $216,366 and $226,525 at December 31, 2009 and June 30, 2010 respectively and relates to various tax jurisdictions. If the uncertain tax positions of $226,525 at June 30, 2010 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three and six months ended June 30, 2010 for potential interest in the amount of $3,787 and $7,573, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify the provision for interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

We are subject to U. S. federal income tax as well as income tax of certain state and foreign jurisdictions. The tax years ranging from 2005 to 2009 remain subject to examination by federal, state and foreign tax authorities. The amount of the net operating loss, or NOL, carryforwards or carrybacks, and other tax attributes that may be utilized to offset taxable income, may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock under IRC Section 382.

8. Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share were determined by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. The number of diluted shares outstanding include the dilutive effect of in-the-money options and warrants which is calculated based on the average share price for each period using the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	16,019,272	13,204,106	15,346,602	13,152,940
Stock options, warrants	257,181	-	-	-

Weighted average common shares outstanding - diluted	16,276,453	13,204,106	15,346,602	13,152,940

The following were not included in the weighted average shares outstanding – diluted because they were anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	1,410,322	1,876,035	1,909,635	1,876,035
Warrants	-	-	2,143,166	-

Total	1,410,322	1,876,035	4,052,801	1,876,035

9. Comprehensive income (loss)

Comprehensive income (loss), defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,567,935	$(3,847,945)	$(5,348,013)	$(7,650,718)
Unrealized (loss) gain on marketable securities	(1,255)	62,010	(2,112)	113,501

Net comprehensive income (loss)	$2,566,680	$(3,785,935)	$(5,350,125)	$(7,537,217)

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

In December 2007, we commenced proceedings for defamation against Dr. Peter Wilmshurst in the English High Court. Dr. Wilmshurst has filed a defense to the claim arguing, inter alia, that the words alleged to be defamatory are true. If the matter proceeds to trial, this is likely to take place in 2011. If the case continues, we may be required to pay money into court by way of security for costs. The amount of security depends on whether Dr. Wilmshurst has the funds to pay for further legal representation. Our potential liability is to pay Dr. Wilmshursts’ costs, if we either lose, or withdraw from, the proceedings.

Other than as described above, we have no material pending legal proceedings.

(b) Clinical Trials

We have commitments to third parties in excess of amounts accrued. While these commitments are not significant, we expect to spend significant amounts in our clinical trials.

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $31 million through completion of the trial and submission to the FDA. Of this total, approximately $26.4 million was incurred through December 31, 2009. We project 2010 costs to approximate $3.0 million and approximately $1.3 million was incurred during the six months ended June 30, 2010. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. As of April 2010, 99.4% of all patient follow-up months were completed and 95.1% of patients have completed the two-year follow-up and it was determined that there was appropriate statistical power to support testing of the primary outcome result. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. In addition, there was a very low rate of thrombus formation. Implant closure rate in the trial was 86.5%, which is consistent with our previously reported results for the STARFlex® device. The closure rate reported in the CLOSURE I trial is the first evaluation of a large cohort of randomized patients where the results were adjudicated by an independent core lab. Despite preliminary results of the CLOSURE I data analysis indicating that the trial did not achieve its primary endpoint, we are currently in discussions with the FDA to evaluate our next steps relating to the stroke/TIA indication. We will have the entire patient data available in late October, so the complete CLOSURE I presentation is scheduled for the AHA meeting in mid-November.

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

The principal amount outstanding under the Revolving Line made pursuant to the Agreement will accrue interest at a floating rate equal to the Lender’s prime rate plus two and one-half percentage points (2.50%), but in no event less than 6.5%, with such interest to be paid monthly, in arrears, and any unpaid principal to be due and payable on the Maturity Date. In addition, we will pay 0.5% per annum to the Lender for any amount not advanced under the line, payable monthly.

On May 3, 2010 we entered into an amendment to the Loan and Security Agreement, or the Loan Modification Agreement, in order to revise certain covenants and we are in compliance with those revised covenants at period end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. Matters discussed in this Quarterly Report on Form 10-Q and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “plans”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission, or the SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, inventory reserves, expenses associated with clinical trials, share-based compensation and fair value measurements of marketable securities and warrants are described in our Annual Report on

Form 10-K for the year ended December 31, 2009, or are described below. With the exception of the update listed below, there have been no material changes to our critical accounting policies since the year ended December 31, 2009.

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

The warrant liability is a Level 3 instrument. We initially recorded the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense under the caption “Gain on change in fair value of warrants”. The fair value of the warrant liability is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrant liability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Three Months Ended June 30,				Increase (Decrease) 2009 to 2010	% Change 2009 to 2010

	2010	%	2009	%
	(In thousands, except percentages)

Product sales	$2,575	100.0%	$3,182	100.0%	$(607)	(19.1)%

Costs and expenses:
Cost of product sales	1,390	54.0%	1,417	44.5%	(27)	(1.9)%
Research and development	1,841	71.5%	2,432	76.4%	(591)	(24.3)%
General and administrative	2,047	79.5%	1,702	53.5%	345	20.3%
Selling and marketing	1,299	50.4%	1,517	47.7%	(218)	(14.4)%

Total costs and expenses	6,577	255.4%	7,068	222.1%	(491)	(6.9)%

Loss from operations	(4,002)	(155.4)%	(3,886)	(122.1)%	(116)	3.0%

Other income (expense):
Gain on change in fair value of warrants	6,411	249.0%	-	0.0%	6,411	-
Currency transaction (loss) gain	(24)	(0.9)%	24	0.8%	(48)	(200.0)%
Interest income	2	0.1%	25	0.8%	(23)	(92.0)%

Total other income, net	6,389	248.1%	49	1.5%	6,340	12938.8%

Income (loss) before income taxes	2,387	92.7%	(3,837)	(120.6)%	6,224	(162.2)%

Income tax (benefit) expense	(181)	(7.0)%	11	0.3%	(192)	(1745.5)%

Net income (loss)	$2,568	99.7%	$(3,848)	(120.9)%	$6,416	(166.7)%

REVENUES

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

	Three Months Ended June 30,		Increase (Decrease) 2009 to 2010	% Change 2009 to 2010
	2010	2009
	(In thousands, except percentages)

Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$1,914	$2,403	$(489)	(20.3)%
Rest of world	661	779	(118)	(15.1)%

Total product sales	$2,575	$3,182	$(607)	(19.1)%

Product sales for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 decreased by 19.1%. During the second quarter, we believe the medical community was eagerly anticipating the results of our CLOSURE I trial, which we believe slowed the referral pattern and the number of procedures performed during the three months ended June 30, 2010. Tightly managed hospital inventories have continued to impact our sales performance. In an effort to more tightly manage their cash flow, we believe that hospitals are continuing to reduce their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. Outside of North America, we have experienced an increase in competition in some markets, where foreign manufacturers are able to price their products lower than our prices. Over the past several quarters, we have implemented a strategy designed to increase unit sales of BioSTAR® by developing new distribution partnerships outside of North America. This strategy has worked better in some markets than in others. We now believe a more direct sales strategy, especially in Germany, offers the best potential for improving European implant sales. Sales outside of North America represented approximately 25.7% and 24.5% of total product sales for three months ended June 30, 2010 and 2009, respectively.

Cost of Product Sales. For the three months ended June 30, 2010, cost of product sales, as a percentage of total product sales, was approximately 54.0% compared with approximately 44.5% in the corresponding period in 2009. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. For the full year 2010, we currently expect cost of product sales to be approximately 47.0% of total product sales, compared with approximately 41.6% for fiscal 2009. Included in cost of product sales are royalty expenses of approximately $420,000 and $480,000 for the three months ended June 30, 2010 and 2009, respectively.

Research and Development. Research and development expense decreased approximately $590,000, or 24.3%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs. We currently expect full year 2010 research and development expense to decrease to approximately $7.5 million compared to approximately $8.9 million in 2009. This anticipated decrease is primarily related to the completion of our clinical trial enrollment and patient follow-up work.

General and Administrative. General and administrative expense increased approximately $350,000, or 20.3%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. Included as a reduction to general and administrative expense for the three months ended June 30, 2009, is a payment received of $375,000 pursuant to a settlement agreement with Cardia, Inc. Reductions in expense for the three months ended June 30 ,2010, compared to the comparable prior period occurred in payroll costs, insurance costs and professional fees.

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

Selling and Marketing. Selling and marketing expense decreased approximately $220,000, or 14.4%, for the three months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily the result of decreased expenses related to lower headcount. We currently expect worldwide selling and marketing expense in 2010 to be approximately $5.2 million, or slightly less than selling and marketing expense in 2009.

Gain on Change in Fair Value of Warrants. The liability related to warrants issued to investors in connection with the February 16, 2010 private placement was initially recorded at fair market value and is adjusted to fair market value at the end of each reporting period. The decrease in the liability from March 31, 2010 to June 30, 2010 of $6.4 million was due primarily to the decrease in our stock price during that period from $4.53 to $0.52. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the reported value of the warrant liability.

Currency Transaction Loss. The currency transaction loss of approximately $25,000 for the three months ended June 30, 2010 occurred primarily due to the strengthening of the dollar.

Interest Income. The decrease in interest income of approximately $20,000 for the three months ended June 30, 2010 compared to the same period in 2009 was primarily related to lower cash balances and lower interest rates during 2010. We anticipate only a small amount of interest income in 2010 as interest rates remain low and we maintain conservative investments.

Income Tax Provision. We provide for income taxes based upon our anticipated effective income tax rate. We anticipate incurring a loss in 2010 and therefore have not made a provision for taxes in the three months ended June 30, 2010. For the three months ended June 30, 2010 we recorded an income tax benefit of $190,832, related to the suspended alternative tax net operating loss limitation and extended carryback period recently made available under the Worker, Homeownership, and Business Assistance Act of 2009. For the three months ended June 30, 2010 and 2009 we also recorded income tax expense of $9,774 and $10,557, respectively, for the establishment of a liability for uncertain tax positions, which do not impact our measurement of required valuation allowance on unrealized deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Six Months Ended June 30,				Increase (Decrease)	% Change
	2010	%	2009	%	2009 to 2010	2009 to 2010
	(In thousands, except percentages)
Product sales	$5,569	100.0%	$6,660	100.0%	$(1,091)	(16.4)%
Costs and expenses:
Cost of product sales	2,617	47.0%	2,826	42.4%	(209)	(7.4)%
Research and development	3,664	65.8%	4,627	69.5%	(963)	(20.8)%
General and administrative	4,003	71.9%	4,104	61.6%	(101)	(2.5)%
Selling and marketing	2,489	44.7%	2,817	42.3%	(328)	(11.6)%

Total costs and expenses	12,773	229.4%	14,374	215.8%	(1,601)	(11.1)%

Loss from operations	(7,204)	(129.4)%	(7,714)	(115.8)%	510	(6.6)%

Other income (expense):
Gain on change in fair value of warrants	1,756	31.5%	-	0.0%	1,756	-
Currency transaction (loss) gain	(75)	(1.3)%	3	0.0%	(78)	-
Interest income	4	0.1%	81	1.2%	(77)	(95.1)%

Total other income, net	1,685	30.3%	84	1.3%	1,601	1906.0%

Loss before income taxes	(5,519)	(99.1)%	(7,630)	(114.6)%	2,111	(27.7)%

Income tax (benefit) expense	(171)	(3.1)%	21	0.3%	(192)	(914.3)%

Net loss	$(5,348)	(96.0)%	$(7,651)	(114.9)%	$2,303	(30.1)%

REVENUES

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

	Six Months Ended June 30,		Increase (Decrease)	% Change
	2010	2009	2009 to 2010	2009 to 2010

	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$3,886	$4,695	$(809)	(17.2)%
Rest of world	1,683	1,965	(282)	(14.4)%

Total product sales	$5,569	$6,660	$(1,091)	(16.4)%

Product sales for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 decreased by 16.4%. During the first six months of 2010, we believe the medical community was eagerly anticipating the results of our CLOSURE I trial, which we believe slowed the referral pattern and the number of procedures performed during that period. Also, tightly managed hospital inventories have continued to impact our sales performance. In an effort to more tightly manage their cash flow, we believe that hospitals are continuing to reduce their inventories. As a result, while our implants continue to be used in procedures, hospitals are taking longer to re-order product in the near-term, thus slowing our sales cycle. Outside of North America, we have experienced an increase in competition in some markets, where foreign manufacturers are able to price their products lower than our prices. Over the past several quarters, we have implemented a strategy designed to increase unit sales of BioSTAR® by developing new distribution partnerships outside of North America. This strategy has worked better in some markets than in others. We now believe a more direct sales strategy, especially in Germany, offers the best potential for improving European implant sales. Sales outside of North America represented approximately 30.2% and 29.5% of total product sales for the six months ended June 30, 2010 and 2009, respectively

Cost of Product Sales. For the six months ended June 30, 2010, cost of product sales, as a percentage of total product sales, was approximately 47.0% compared with approximately 42.4% in the comparable period of 2009. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. Included in cost of product sales were royalty expenses of approximately $900,000 and $1 million for the six months ended June 30, 2010 and 2009, respectively.

Research and Development. Research and development expense decreased approximately $1 million, or 20.8%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs. Additional savings resulted from lower personnel costs.

General and Administrative. General and administrative expense decreased approximately $100,000, or 2.5%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. Our former CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement, including severance in the form of continued payment of his salary for twelve months in the amount of $460,000, accrued and unused vacation pay in the amount of approximately $35,000, health benefits for a period of 18 months, and the acceleration of the vesting of the CEO’s unvested stock options in the amount of approximately $50,000 were included in general and administrative expenses for the six months ended June 30, 2009. During the six months ended June 30, 2010, in connection with his re-joining our board of directors, we modified certain fully vested stock options of our former CEO, to restore the exercise period to its contractual life. As a result of the modification, we incurred a non-cash charge to general and administrative expense of $243,000. In addition, in the first six months of 2009, we received a payment of $750,000 pursuant to a settlement agreement with Cardia, Inc. For the six months ended June 30, 2010, expense savings were spread across numerous account classifications including insurance and occupancy costs.

Selling and Marketing. Selling and marketing expense decreased approximately $330,000, or 11.6%, for the six months ended June 30, 2010 compared to the same period in 2009. This decrease was primarily the result of decreased expenses related to lower headcount.

Gain on Change in Fair Value of Warrants. The liability related to warrants issued to investors in connection with the February 16, 2010 private placement was initially recorded at fair market value and is adjusted to fair market value at the end of each reporting period. The decrease in the liability from February 16, 2010 to June 30, 2010 of $1.8 million was due primarily to the decrease in our stock price during that period from $1.95 to $0.52.

Currency Transaction Loss. The currency transaction loss of approximately $75,000 for the six months ended June 30, 2010 occurred primarily due to the strengthening of the dollar.

Interest Income. The decrease in interest income for the six months ended June 30, 2010 compared to the same period in 2009 was primarily related to lower cash balances and lower interest rates during 2010.

Income Tax Provision. We provide for income taxes based upon our anticipated effective income tax rate. We anticipate incurring a loss in 2010 and therefore have not made a provision for taxes in the six months ended June 30, 2010. For the six months ended June 30, 2010 we recorded an income tax benefit of $190,832, related to the suspended alternative tax net operating loss limitation and extended carryback period recently made available under the Worker, Homeownership, and Business Assistance Act of 2009. For the six months ended June 30, 2010 and 2009 we also recorded income tax expense of $20,263 and $20,395, respectively, for the establishment of a liability for uncertain tax positions, which do not impact our measurement of required valuation allowance on unrealized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses of $12.5 million and $18.7 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred an operating loss of $7.2 million for the six months ended June 30, 2010. We have incurred and we have an accumulated deficit of $55.8 million as of June 30, 2010. In addition, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2010—including costs to complete our CLOSURE I trial and continue our discussions with the U.S. Food and Drug Administration, or FDA, to evaluate our next steps relating to the stroke/TIA indication. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed and will likely continue to exceed revenues during this period.

We have historically funded our operations primarily through public offerings of equity securities, the sale of non-strategic business assets, and settlements from the successful defense of our patents. At June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $6.5 million.

In tightly managing our capital resources, we have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. The reductions in expenditures have included i) general and administrative costs, ii) program specific research and development costs relating to CLOSURE I which will be approximately $500,000 less in 2010 than 2009 and iii) non-program specific research and development costs. We have repositioned our direct sales force in Europe and the rest of the world to increase coverage and maintain our historical sales levels. Despite our efforts, the Company’s 2010 revenues have declined from 2009 levels more than we anticipated directly impacting our liquidity. As a result, we will and have the ability to further reduce our spending in the coming months to manage our limited resources.

Our primary goal at this time is to bring to completion our CLOSURE I trial. Data analysis for CLOSURE I commenced in April 2010. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. We will have the entire patient data available in late October, so the complete CLOSURE I presentation is scheduled for the American Heart Association, or AHA, meeting in mid-November. We are in discussions with the FDA to evaluate our possible next steps relating to the stroke/TIA indication. Successful completion of our CLOSURE I clinical trial will require significant expenditures in the last two quarters of 2010 and potentially beyond depending on the results of the discussions with the FDA.

Based on our current projections and plans, we believe that we will be required to raise additional capital to continue our ongoing efforts in bringing the CLOSURE I trial to completion. While we have an established credit facility to draw from that is pledged against certain receivables and inventory, our borrowing availability is significantly limited (approximately $1.0 million at June 30, 2010) based on the covenants of the line. Based on our current anticipated sales levels, the availability under the line will decrease as we progress through the remainder of 2010.

We will continue to review financing alternatives and we will need to raise additional capital within the next six months. We may not be able to obtain additional financing on satisfactory terms. On August 4, 2010, as we previously reported, we received notifications from the NASDAQ of the Company’s failure to comply with the NASDAQ’s minimum per share stock price and market value requirements. We have until January 26, 2011 to regain compliance. Failure to raise capital could materially and adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)

Cash, cash equivalents and marketable securities at period end	$6,534	$12,374
Net cash used in operating activities	(8,159)	(5,273)
Net cash provided by investing activities	(3,413)	11,483
Net cash provided by financing activities	5,793	6

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 totaled approximately $8.2 million and consisted of a net loss of approximately $5.3 million, a net increase in working capital requirements of approximately $1.6 million and non-cash items impacting the statement of operations of approximately $1.3 million.

The non-cash items of approximately $1.3 million during the six months ended June 30, 2010 consisted of (i) a gain on change in fair value of the warrant liability of approximately $1.8 million, offset by (ii) stock-based compensation, (iii) depreciation of property and equipment and (iv) amortization of bond premium.

The primary elements of the $1.6 million net increase in working capital during the six months ended June 30, 2010 consisted of a decrease in accounts payable and accrued expenses of approximately $1.6 million due primarily to the timing of royalty payments and an increase in inventories of approximately $300,000, offset by a decrease in accounts receivable of approximately $370,000.

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

The primary elements of the $2.0 million net decrease in working capital during the six months ended June 30, 2009 consisted of an increase in accounts payable of approximately $1.7 million due primarily to the timing of royalty payments and decreases in accounts receivable of approximately $760,000 and inventories of approximately $300,000, offset by a decrease in accrued expenses and long-term liabilities of approximately $770,000.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of approximately $3.4 million during the six months ended June 30, 2010 consisted primarily of approximately $3.4 million of purchases of marketable securities. This compared to net cash provided by investing activities of approximately $11.5 million during the six months ended June 30, 2009.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $5.8 million and $6,000 for the six months ended June 30, 2010 and 2009, respectively. Cash provided by financing activities for the six month period ended June 30, 2010, were primarily from a private placement of our common stock and warrants to purchase additional shares of common stock to existing shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90. The warrants are exercisable no earlier than August 17, 2010 and are exercisable until February 16, 2015.

Factors Affecting Sources of Liquidity

We will require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. We may not be able to obtain additional financing on satisfactory terms. On August 4, 2010, as we previously reported, we received notifications from the NASDAQ of the Company’s failure to comply with the NASDAQ’s minimum per share stock price and market value requirements. We have until January 26, 2011 to regain compliance. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability, pledged against certain receivables and inventory. This significantly limits our borrowing availability and we currently would not have access to the full credit amount.

OFF-BALANCE SHEET FINANCING

During the quarter ended June 30, 2010, we did not engage in any off-balance sheet activities.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2007, we commenced proceedings for defamation against Dr. Peter Wilmshurst in the English High Court. Dr. Wilmshurst has filed a defense to the claim arguing, inter alia, that the words alleged to be defamatory are true. If the matter proceeds to trial, this is likely to take place in 2011. Dr. Wilmshurst is reportedly seeking alternative sources of funding, including applying for state aid. If the case continues, we may be required to pay money into court by way of security for costs. The amount of security depends on whether Dr. Wilmshurst has the funds to pay for further legal representation. Our potential liability is to pay Dr. Wilmshursts’ costs, if we either lose, or withdraw from, the proceedings.

Other than as described above, we have no material pending legal proceedings

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by us from time to time.

OUR FINANCIAL RESOURCES ARE LIMITED. WE WILL REQUIRE ADDITIONAL FUNDING IN THE NEAR TERM

TO ACHIEVE OUR BUSINESS GOALS.

We have experienced significant operating losses in funding the development of our product candidates, accumulating a deficit of approximately $55.8 million of June 30, 2010, and we expect to continue to incur substantial operating losses for the foreseeable future. We have historically funded our operations primarily through public offerings of common stock, the sale of non-strategic business assets, and settlements from the successful defense of our patents. As of June 30, 2010, we had approximately $6.5 million in cash and cash equivalents. The cash balance includes proceeds from a private placement of our common stock and warrants to purchase additional shares common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, on February 16, 2010, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share.

We will require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to the approval of the United States Food and Drug Administration, or FDA, and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. We believe that we will need to raise additional capital to adequately fund our development programs and market the product, subject to the FDA approval. Failure to raise capital if needed could materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

Within the next few months we intend to seek additional funding through public or private sales of our equity securities, debt financings, collaborations, licensing arrangements or other strategic transactions. However, we may not be able to obtain sufficient additional funding on satisfactory terms, including potential dilution to existing stockholders, if at all. We believe global economic conditions, including the credit crisis, have adversely impacted our ability to raise additional capital and may continue to do so. If we are unable to obtain additional financing or consummate a strategic transaction on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Based on our current working capital and estimated costs of implementing an orderly liquidation of our assets, we do not expect that there will be material cash available for distribution to our stockholders.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF

CLOSURE I.

In March 2003, the FDA approved CLOSURE I, our investigational device exemption, or IDE, clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a first of its kind, prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and effectiveness of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on a planned interim analysis, the Data Safety Monitoring Board, an independent entity charged with assessing the safety aspects of our study, determined that an enrollment of 900 patients would provide conditional power to show, if it exists, a statistically significant benefit at the end of the data review. In October 2008, we announced that we completed patient enrollment in this clinical trial. In September 2009, we announced that, upon recommendation of the CLOSURE I Executive Committee, initial data analysis would commence in April of 2010. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. In addition, there was a very low rate of thrombus formation. Implant closure rate in the trial was 86.5%, which is consistent with our previously reported results for the STARFlex® device. The closure rate reported in the CLOSURE I trial is the first evaluation of a large cohort of randomized patients where the results were adjudicated by an independent core lab. We will have the entire patient data available in late October, so the complete CLOSURE I presentation is scheduled for the AHA meeting in mid-November. We currently estimate the total costs of CLOSURE I to be approximately $31 million through completion of the clinical trial. To date, we have incurred approximately $27.7 million in total costs. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain that we will obtain a PMA from the FDA based upon the results of the trial. If CLOSURE I does not result in a PMA, we may face uncertainties and/or limitations as to the growth of revenues of our CardioSEAL® and STARFlex® products, which will negatively impact our profitability.

OUR ABILITY TO RAISE CAPITAL MAY BE LIMITED BY APPLICABLE LAWS AND REGULATIONS.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of July 22, 2010, our public float was approximately 15.3 million shares, the value of which was approximately $7.7 million based upon the closing price of our common stock of $0.50 on such date. As of July 22, 2010, the value of one-third of our public float calculated on the same basis was approximately $2.6 million. Alternative means of raising capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

In addition, our ability to timely raise sufficient capital may be limited by the Nasdaq Capital Market’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the Nasdaq Capital Market requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is deemed a “public offering” by the Nasdaq Capital Market staff. Based on our outstanding common stock and closing price as of July 22, 2010, we could not raise more than approximately $1.6 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value.

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

RAISING ADDITIONAL CAPITAL MAY CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS, REQUIRE US TO

RELINQUISH PROPRIETARY RIGHTS OR RESTRICT OUR OPERATIONS.

We will likely need to raise additional capital and may do so through one or more financing alternatives, including public or private sales of our equity securities, debt financings, collaborations, licensing arrangements or other strategic transactions. Each of these financing alternatives carries certain risks. Raising capital through the issuance of common stock may depress the market price of our stock and may substantially dilute our existing stockholders. If we instead seek to raise capital through strategic transactions, such as licensing arrangements or sales of one or more of our technologies or product candidates, we may be required to relinquish valuable rights. For example, any licensing arrangement would likely require us to share a significant portion of any revenues generated by our licensed technologies with our licensees. Additionally, the development of any product candidates licensed or sold to third parties will no longer be in our control and thus we may not realize the full value of any such product candidates. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. As we continue to use our cash and cash equivalents to fund our operations, it will likely become increasingly difficult to raise additional capital on commercially reasonable terms, or at all.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Our combined U.S. and European sales and marketing organization headcount is 13. We are uncertain that we can further expand geographically in Europe, Latin America or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities. Expanding in these markets could also impose foreign currency risks on sales not denominated in US dollars, increase our costs to remain in compliance with foreign laws, and heighten risk of non-performance by the other parties to agreements to which the company is a party.

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

REVENUE GENERATED BY CARS IDE MAY BE LIMITED.

In August 2006, we announced FDA approval for a new PFO/stroke IDE, called CARS. The CARS IDE will supplement our ongoing CLOSURE I clinical trial to evaluate the connection between PFO and stroke. We will provide eligible patients of CARS with our newer STARFlex® implant technology. Patients previously covered by the Humanitarian Device Exemption, or HDE, only had access to our original CardioSEAL® device. The CARS IDE will provide continued PFO closure access to certain patients who previously were eligible for treatment under the HDE. However, while patients in the CLOSURE I trial received the implant at no cost, those covered under the CARS IDE can be charged for the device. We anticipate a shift of some recurrent stroke patients with PFOs to the CARS IDE from the original HDE because patients will have access to the newer STARFlex® technology. At this time it is difficult to determine the impact on product revenue in the U.S. as a result of the transition from paid-for HDE devices to the paid-for devices under CARS. We believe the CARS IDE is a competitive achievement for us and is necessary to accommodate the growing demand for more advanced PFO/stroke treatments.

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

See the Exhibit Index on page 28 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: August 11, 2010	By:	/s/ FRANCIS J. MARTIN
Francis J. Martin
President and Chief Executive Officer

Date: August 11, 2010	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Francis J. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Richard E. Davis, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.