Form 10-Q
period 2010-09-30
NMT MEDICAL INC
filed 2010-11-12
CIK 1017259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Yes  ☐    No  ☒

As of November 5, 2010, there were 16,020,069 shares of Common Stock, $.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	At September 30, 2010	At December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,472,679	$8,926,329
Marketable securities	928,172	—
Accounts receivable, net of allowances of $105,000 at September 30, 2010 and $85,000 at December 31, 2009	1,129,491	1,683,829
Inventories	1,633,516	1,658,646
Prepaid expenses and other current assets	1,081,891	1,029,348

Total current assets	7,245,749	13,298,152

Property and equipment, at cost:
Laboratory and computer equipment	2,009,431	2,003,209
Leasehold improvements	1,276,121	1,276,121
Office furniture and equipment	331,415	331,415

	3,616,967	3,610,745
Less accumulated depreciation and amortization	3,086,246	2,916,225

Total property and equipment, net	530,721	694,520

Total Assets	$7,776,470	$13,992,672

Liabilities and Stockholder’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,076,842	$5,017,863
Accrued expenses	4,666,746	5,840,908

Total current liabilities	8,743,588	10,858,771
Warrant liability	410,235	—
Other long-term liabilities	594,758	554,143

Total liabilities	9,748,581	11,412,914

Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred stock, $.001 par value Authorized—3,000,000 shares Issued and outstanding—none	—	—
Common stock, $.001 par value Authorized—30,000,000 shares Issued and outstanding—16,060,069 shares at September 30, 2010 and 13,268,294 shares at December 31, 2009	16,060	13,268
Additional paid-in capital	57,340,133	53,175,464
Treasury stock—40,000 shares at cost	(119,600)	(119,600)
Accumulated other comprehensive loss	(126)	—
Accumulated deficit	(59,208,578)	(50,489,374)

Total stockholders’ (deficit) equity	(1,972,111)	2,579,758

Total Liabilities and Stockholders’ (Deficit) Equity	$7,776,470	$13,992,672

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009
Product sales	$2,059,314	$3,002,832	$7,628,466	$9,662,446
Costs and expenses:
Cost of product sales	1,122,725	1,195,081	3,739,612	4,021,087
Research and development	1,653,834	2,009,843	5,318,361	6,636,501
General and administrative	1,795,469	1,390,647	5,798,420	5,495,128
Selling and marketing	990,252	1,275,212	3,478,847	4,092,130

Total costs and expenses	5,562,280	5,870,783	18,335,240	20,244,846

Loss from operations	(3,502,966)	(2,867,951)	(10,706,774)	(10,582,400)

Other income (expense):
Gain on change in fair value of warrants	175,333	—	1,931,239	—
Currency transaction gain (loss)	2,433	11,231	(72,364)	13,964
Interest (expense) income	(4,281)	6,926	(164)	88,319

Total other income, net	173,485	18,157	1,858,711	102,283

Loss before income taxes	(3,329,481)	(2,849,794)	(8,848,063)	(10,480,117)
Income tax expense (benefit)	41,710	9,571	(128,859)	29,966

Net loss	$(3,371,191)	$(2,859,365)	$(8,719,204)	$(10,510,083)

Basic & diluted net loss per common share:	$(0.21)	$(0.22)	$(0.56)	$(0.80)

Basic & diluted weighted average common shares outstanding:	16,020,069	13,221,195	15,597,148	13,175,941

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,719,204)	$(10,510,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,021	204,239
Amortization of bond premium	28,338	23,321
Share-based compensation expense	383,935	305,101
Gain on change in fair value of warrants	(1,931,239)	—
Change in assets and liabilities-
Accounts receivable	554,338	861,775
Inventories	25,130	236,379
Prepaid expenses and other current assets	(52,543)	(43,651)
Accounts payable	(941,021)	1,105,159
Accrued expenses and long-term liabilities	(801,483)	(827,442)

Net cash used in operating activities	(11,283,728)	(8,645,202)

Cash flows from investing activities:
Purchases of property and equipment	(6,222)	(29,421)
Purchases of marketable securities	(3,406,636)	(515,275)
Maturities of marketable securities	2,450,000	13,275,000

Net cash (used in) provided by investing activities	(962,858)	12,730,304

Cash flows from financing activities:
Proceeds from private placement	5,759,759	—
Proceeds from exercise of common stock options	33,177	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	6,437

Net cash provided by financing activities	5,792,936	6,437

Net (decrease) increase in cash and cash equivalents	(6,453,650)	4,091,539
Cash and cash equivalents, beginning of period	8,926,329	4,899,179

Cash and cash equivalents, end of period	$2,472,679	$8,990,718

Supplemental cash flow information:
Settlement of accrued expenses with company stock	$332,063	$71,840

See accompanying notes.

NMT Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Operations

We are an advanced medical technology company that designs, develops, manufactures and markets proprietary implant technologies that allow interventional cardiologists to treat structural heart disease through minimally invasive, catheter-based procedures. We are investigating the potential connection between a common heart defect that allows a right to left shunt or flow of blood through a defect like a patent foramen ovale, or PFO, and brain attacks such as embolic stroke, transient ischemic attacks, or TIA, and migraine headaches. A PFO is a common right to left shunt that can allow venous blood, unfiltered and unmanaged by the lungs, to directly enter the arterial circulation of the brain, possibly triggering a cerebral event or brain attack. More than 34,000 PFOs have been treated globally with our minimally invasive, catheter-based implant technology.

2. Interim Financial Statements

The accompanying condensed consolidated financial statements at September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited and include the accounts of our company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis, including use of the going concern assumptions, as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.

We have incurred losses from operations of $12.5 million and $18.7 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred a loss from operations of $10.7 million for the nine months ended September 30, 2010. We have also had negative operating cash flows over the comparable periods, have approximately $3.4 million in cash, cash equivalents and marketable securities as of September 30, 2010 and have an accumulated deficit of $59.2 million as of September 30, 2010.

In order to continue to follow our business strategy, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2010 and in fiscal 2011—including costs to complete our CLOSURE I trial and continue our discussions with the U.S. Food and Drug Administration, or FDA, to evaluate our next steps relating to the stroke/TIA indication. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed our current cash on hand and, as we have noted, we have not demonstrated an ability to generate cash from operations.

Our existing cash resources are not sufficient to fund our business plans, as currently constituted, beyond the fourth quarter of 2010. Therefore, we will be required to raise additional capital to continue as a going concern. We have historically funded our operations primarily through public offerings of equity securities, the sale of non-strategic business assets, and settlements from the successful defense of our patents.

However, we are limited in our ability raise equity capital—Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of October 25, 2010, our public float was approximately 15.5 million shares, the value of which was approximately $5.4 million based upon the closing price of our common stock of $0.35 on such date. As of October 25, 2010, the value of one-third of our public float calculated on the same basis was approximately $1.8 million. Alternative means of raising capital through sales of our securities, include the use of a Form S-1 registration statement. However, based on our outstanding common stock and closing price as of October 25, 2010, we could not raise more than approximately $1.1 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval of a financing transaction, we would expect to spend additional money and resources. In addition, the sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in sufficient amounts or on terms acceptable to it, if at all.

Certain developments will likely affect our continued listing on NASDAQ and may result in our common stock being delisted. On August 4, 2010, as we previously reported, we received notifications from the NASDAQ of the Company’s failure to comply with the NASDAQ’s minimum per share stock price and market value requirements. We have until January 26, 2011 to regain compliance with this NASDAQ listing requirement. In addition, on September 9, 2010, as we previously reported, we received notifications from NASDAQ of the Company’s failure to meet certain requirements relating to the membership of our Audit Committee of our Board of Directors due to the resignation of a former director. We have until the earlier of (i) our next annual meeting or August 25, 2011 or (ii) February 22, 2011 if we hold our annual meeting before such date, to meet this requirement.

We have very limited borrowing availability under our revolving credit facility—On October 26, 2010, we entered into a Forbearance Agreement with our lending institution. The Forbearance Agreement acknowledges that we are currently in default of the Loan Agreement as a result of our failure to comply with the liquidity covenant contained in Section 6.9(a) of the Loan Agreement, and the lending institution agrees to forbear from exercising its right and remedies as a result of the default of the liquidity covenant. The Forbearance Agreement is effective until November 19, 2010. A Forbearance Agreement is a waiver by the bank of certain covenants of the loan agreement in which NMT is not currently in technical compliance. NMT has not in the past and does not currently have any borrowings outstanding under the line of credit agreement. Our borrowing availability is limited to a nominal amount and is expected to remain limited for the remainder of 2010 and into 2011.

Yet we do have the ability to reduce expenditures—We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. The reductions in expenditures have included i) general and administrative costs, ii) program specific research and development costs relating to CLOSURE I which will be approximately $1.0 million less in 2010 than 2009 and iii) non-program specific research and development costs. We have repositioned our direct sales force in Europe and the rest of the world to increase coverage. Despite those efforts, the Company’s 2010 revenues have declined from 2009 levels more than anticipated and have had a direct impact on our liquidity. As a result, we will continue our efforts to further reduce our spending in the coming months to manage our limited resources. However, there are certain royalty agreements and other commitments that may limit our ability to do so.

Our primary goal at this time is to obtain financing necessary to bring to completion our CLOSURE I trial and complete our evaluation of next steps relating to the stroke/TIA indication (see Note 10). Successful completion of our CLOSURE I clinical trial will require significant expenditures in the last quarter of 2010 and potentially beyond depending on the results of the discussions with the FDA. However, we need financing in the short term in order to achieve this goal.

All of the factors noted above give rise to substantial doubt about our ability to continue as a going concern and to our ability to realize our assets and settle our liabilities in the normal course of business. Failure to raise capital will materially and adversely impact our business, financial condition, results of operations and cash flows.

3. Share-Based Compensation

Our share-based compensation plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Note 8 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

The expense for share-based payment awards made to our employees and directors consisting of stock options issued based on the estimated fair values of the share-based payments on the date of grant was recorded in the following captions in the consolidated statements of operations:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product sales	$1,296	$2,527	$1,087	$5,548
Research and development	11,611	16,607	34,037	59,282
General and administrative	11,525	66,055	332,989	211,779
Selling and marketing	5,032	6,227	15,822	28,492

	$29,464	$91,416	$383,935	$305,101

We use the Black-Scholes option-pricing model to estimate fair value of share-based payment awards with the following weighted average assumptions:

	For the Nine Months Ended September 30,
	2010	2009
Expected life (years)	4	4
Expected stock price volatility	81.06% - 114.17%	74.18% - 81.41%
Weighted average stock price volatility	114.01%	78.80%
Expected dividend yield	0%	0%
Risk-free interest rate	1.82% - 2.09%	1.31% - 2.56%

The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We adjust the estimated forfeiture rate based upon actual experience. The expected life for options granted during the nine months ended September 30, 2010 and 2009 was based upon the actual forfeiture rate for the preceding four years, which resulted in an expected life equal to the vesting period.

The following table summarizes a reconciliation of all stock option activity for the nine months ended September 30, 2010:

	Number of shares of common stock issuable upon exercise of options	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding at January 1, 2010	1,970,210	$6.24
Granted	60,400	1.51
Exercised	(19,850)	1.67		$9
Cancelled/Forfeited	(381,037)	7.77

Options outstanding at September 30, 2010	1,629,723	$5.76	3.90	$—

Options vested or expected to vest at September 30, 2010	1,588,940	$5.82	3.78	$—
Options exercisable at September 30, 2010	1,425,806	$6.14	3.24	$—

The aggregate intrinsic value represents the pre-tax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period.

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2010 was $0.43 and $0.95, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 was $9,415. Net cash proceeds from the exercise of stock options were $33,177 for the nine months ended September 30, 2010. There were no options exercised during the three months ended September 30, 2010

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $1.20 and $0.90, respectively. There were no options exercised during the nine months ended September 30, 2009.

At September 30, 2010, there was approximately $235,000, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

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

We have classified our marketable securities as available-for-sale. Available-for-sale marketable securities at September 30, 2010, consisted of approximately $928,000 of debt instruments with maturities ranging from October 2010 to December 2010. Accrued interest receivable of approximately $10,000 has been reported in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2010.

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

The following tables present information about our assets and liabilities that are measured at fair value as of September 30, 2010:

		Fair Value Measurements at the Reporting Date Using
	September 30, 2010	Level 1	Level 2	Level 3
Assets
Money Market Fund	$1,685,131	$1,685,131	$—	$—
Corporate Debentures/Bonds	578,193	—	578,193	—
Agency Discount Note	349,979	—	349,979	—

Total assets at fair value	$2,613,303	$1,685,131	$928,172	$—

Liabilities
Warrant liability	410,235			$410,235

Total liabilities at fair value	$410,235	$—	$—	$410,235

We have issued common stock warrants in connection with the February 16, 2010 private placement (See Note 5). The warrants are accounted for as derivative liabilities at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging, or ASC 815. The warrants do not meet the scope-exemption criteria in ASC 815 that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Therefore upon issuance, we have recorded a liability for the fair value of the warrants, as an allocation from the private placement proceeds. Changes in the fair value of the warrant liability have been recorded in the Consolidated Statements of Operations under the caption “Gain on change in fair value of warrants.”

The table below includes a rollforward of the fair value of the warrant liability for the three months and year to date periods ended September 30, 2010. The warrant liability is classified as a Level 3 financial instrument within the fair value hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain in the table below includes changes in fair value due in part to observable factors that are part of the methodology.

	Three Months Ended September 30, 2010
	Fair Value of Warrant Liability at June 30, 2010	Settlement of Warrant Liability during the period ended September 30, 2010	Change in Fair Value of Warrant Liability during the period ended September 30, 2010	Fair Value of Warrant Liability at September 30, 2010
Warrant Liability	$585,568	$—	$(175,333)	$410,235

	Year to Date Period Ended September 30, 2010
	Fair Value of Warrant Liability upon issuance at February 16, 2010	Settlement of Warrant Liability during the period ended September 30, 2010	Change in Fair Value of Warrant Liability during the period ended September 30, 2010	Fair Value of Warrant Liability at September 30, 2010
Warrant Liability	$2,341,474	$—	$(1,931,239)	$410,235

5. Private Placement of our Common Stock and Warrants

On February 16, 2010, the Company completed a private placement of its common stock and warrants to purchase additional shares of common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15 per share. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90 per share. The warrants were exercisable beginning August 17, 2010 and are exercisable until February 16, 2015.

Assumptions used for the Black-Scholes option-pricing models to determine the fair value of the warrant liability as of February 16, 2010 and September 30, 2010 were determined in a similar manner as those for share-based payment awards, as discussed in Note 3. These assumptions are as follows:

	February 16, 2010	September 30, 2010
Expected life (years)	5.0	4.4
Expected stock price volatility	78%	110%
Expected dividend yield	0	0
Risk-free interest rate	2.32%	1.27%
Common stock price	$1.95	$0.41

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

	At September 30, 2010	At December 31, 2009
Raw materials	$652,918	$669,223
Work-in-process	200,496	100,427
Finished goods	780,102	888,996

	$1,633,516	$1,658,646

Finished goods and work-in-process consisted of materials, labor and manufacturing overhead.

7. Income Taxes

For the three months ended September 30, 2010 we recorded an income tax expense of $41,710 and for the nine months ended September 30, 2010 we recorded an income tax benefit of $128,859. Income tax expense (benefit) for the three and nine months ended September 30, 2010, included provisions of $9,309 and $29,572, respectively, as a result of the increase to the liability for uncertain tax positions. For the three and nine months ended September 30, 2009, we also recorded an income tax expense of $9,571 and $29,966, respectively, as a result of the increase to the liability for uncertain tax positions.

Our liability for uncertain tax positions was $216,366 and $231,010 at December 31, 2009 and September 30, 2010 respectively and relates to various tax jurisdictions. If the uncertain tax positions of $231,101 at September 30, 2010 were recognized, they would decrease our annual effective tax rate. We also recorded a liability during the three and nine months ended September 30, 2010 for potential interest in the amount of $3,786 and $11,359, respectively. The uncertain tax positions and the accrual for potential interest are included in long-term liabilities. It is our policy to record and classify the provision for interest and penalties as income tax expense. We do not expect our uncertain tax positions to change significantly over the next twelve months.

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

8. Basic and Diluted Net Loss per Share

Basic and diluted net loss per share were determined by dividing net loss by the weighted average common shares outstanding during the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding—basic and diluted	16,020,069	13,221,195	15,597,148	13,175,941

The following potential common stock equivalents were excluded from the determination of weighted average shares outstanding – diluted because they were anti-dilutive to the reported loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	1,629,723	1,876,035	1,629,723	1,876,035
Warrants	2,143,166	—	2,143,166	—

Total	3,772,889	1,876,035	3,772,889	1,876,035

9. Comprehensive loss

Comprehensive loss, defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,371,191)	$(2,859,365)	$(8,719,204)	$(10,510,083)
Unrealized gain (loss) on marketable securities	1,986	—	(126)	—

Net comprehensive loss	$(3,369,205)	$(2,859,365)	$(8,719,330)	$(10,510,083)

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

CLOSURE I

We have committed significant financial and personnel resources to the execution of our pivotal CLOSURE I clinical trial. Including contracts with third party providers, agreements with participating clinical sites, internal clinical department costs and manufacturing costs of the STARFlex® devices to be implanted, total costs are currently estimated to be approximately $31 million through completion of the trial and submission to the FDA. Of this total, approximately $26.4 million was incurred through December 31, 2009. We project 2010 costs to approximate $2.5 million and approximately $1.9 million was incurred during the nine months ended September 30, 2010. Patient enrollment was completed in October 2008. On September 16, 2009 we announced that, with guidance from an independent group of statistical advisors and the approval of the CLOSURE I Executive Committee and the FDA, we elected to initiate the data analysis in April 2010, six months earlier than the originally planned October 2010 date. As of April 2010, 99.4% of all patient follow-up months were completed and 95.1% of patients have completed the two-year follow-up and it was determined that there was appropriate statistical power to support testing of the primary outcome result. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. In addition, there was a very low rate of thrombus formation. Implant closure rate in the trial was 86.5%, which is consistent with our previously reported results for the STARFlex® device. The closure rate reported in the CLOSURE I trial is the first evaluation of a large cohort of randomized patients where the results were adjudicated by an independent core lab. Despite preliminary results of the CLOSURE I data analysis indicating that the trial did not achieve its primary endpoint, we are currently in discussions with the FDA to evaluate our next steps relating to the stroke/TIA indication. On November 4, 2010, the CLOSURE I methodology paper was made available by electronic copy on the STROKE website. The full set of data from the trial and the findings will be presented at the AHA meeting on November 15, 2010.

11. Loan and Security Agreement

On June 26, 2009 we entered into a Loan and Security Agreement, or the Agreement, with a lending institution.

The Agreement provides for a revolving credit facility, or the Revolving Line, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability. Up to $500,000 of the Revolving Line may be used to secure letters of credit, foreign exchange contracts and cash management services of the calendar month following the advance under the Agreement. The Revolving Line may be used by us to finance working capital needs and matures on June 25, 2011, or the Maturity Date. Our borrowing availability is limited and is expected to remain limited in 2011.

Any principal amount outstanding under the Revolving Line made pursuant to the Agreement will accrue interest at a floating rate equal to the Lender’s prime rate plus two and one-half percentage points (2.50%), but in no event less than 6.5%, with such interest to be paid monthly, in arrears, and any unpaid principal to be due and payable on the Maturity Date. In addition, we will pay 0.5% per annum to the Lender for any amount not advanced under the line, payable monthly.

On May 3, 2010 we entered into an amendment to the Loan and Security Agreement, or the Loan Modification Agreement, in order to revise certain covenants. On October 26, 2010, we entered into a Forbearance Agreement with the lending institution. The Forbearance Agreement acknowledges that we are currently in default of the Loan Agreement as a result of our failure to comply with the liquidity covenant contained in Section 6.9(a) of the Loan Agreement, and the lending institution agrees to forbear from exercising its right and remedies as a result of the default of the liquidity covenant. The Forbearance Agreement is effective until November 19, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Three Months Ended September 30,				Increase (Decrease) 2009 to 2010	% Change 2009 to 2010
	2010	%	2009	%
	(In thousands, except percentages)
Product sales	$2,059	100.0%	$3,003	100.0%	$(944)	(31.4)%
Costs and expenses:
Cost of product sales	1,123	54.5%	1,195	39.8%	(72)	(6.0)%
Research and development	1,654	80.3%	2,010	66.9%	(356)	(17.7)%
General and administrative	1,795	87.2%	1,391	46.3%	404	29.0%
Selling and marketing	990	48.1%	1,275	42.5%	(285)	(22.4)%

Total costs and expenses	5,562	270.1%	5,871	195.5%	(309)	(5.3)%

Loss from operations	(3,503)	(170.1)%	(2,868)	(95.5)%	(635)	22.1%

Other income (expense):
Gain on change in fair value of warrants	175	8.5%	—	0.0%	175	—
Currency transaction gain	3	0.1%	11	0.4%	(8)	(72.7)%
Interest (expense) income	(4)	(0.2)%	7	0.2%	(11)	(157.1)%

Total other income, net	174	8.5%	18	0.6%	156	866.7%

Loss before income taxes	(3,329)	(161.7)%	(2,850)	(94.9)%	(479)	16.8%
Income tax (benefit) expense	42	2.0%	9	0.3%	33	366.7%

Net loss	$(3,371)	(163.7)%	$(2,859)	(95.2)%	$(512)	17.9%

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

	Three Months Ended September 30,		Increase (Decrease) 2009 to 2010	% Change 2009 to 2010
	2010	2009
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$1,511	$2,308	$(797)	(34.5)%
Rest of world	548	695	(147)	(21.2)%

Total product sales	$2,059	$3,003	$(944)	(31.4)%

Product sales for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 decreased by 31.4%. Sales of our cardic septal repair implant technologies have continued to underperform our expectations, especially in Europe. Tightly managed hospital inventories have continued to impact our sales performance, as well as increased scrutiny by private insurance reimbursement programs. In an effort to more tightly manage their cash flow, we believe that hospitals are continuing to reduce their inventories. Outside of North America, we have experienced an increase in competition in some markets, where foreign manufacturers are able to price their products lower than our prices. Over the past several quarters, we have implemented a strategy designed to increase unit sales of BioSTAR® by developing new distribution partnerships outside of North America. This strategy has worked better in some markets than in others but overall has been a disappointment. In response to our performance, we are refocusing our sales strategy in certain countries in Western Europe where we believe there is the most opportunity for growth, such as in Germany and the United Kingdom. Sales outside of North America represented approximately 26.6% and 23.1% of total product sales for three months ended September 30, 2010 and 2009, respectively.

Cost of Product Sales. For the three months ended September 30, 2010, cost of product sales, as a percentage of total product sales, was approximately 54.5% compared with approximately 39.8% in the corresponding period in 2009. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. For the full year 2010, we currently expect cost of product sales to be approximately 50.0% of total product sales, compared with approximately 41.6% for fiscal 2009. Included in cost of product sales are royalty expenses of approximately $372,000 and $465,000 for the three months ended September 30, 2010 and 2009, respectively.

Research and Development. Research and development expense decreased approximately $360,000, or 17.7%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs. Additional savings resulted from lower personnel costs. We currently expect full year 2010 research and development expense to decrease to approximately $7.0 million compared to approximately $8.9 million in 2009. This anticipated decrease is primarily related to the completion of our clinical trial enrollment and patient follow-up work.

General and Administrative. General and administrative expense increased approximately $400,000, or 29.0%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. Included in general and administrative expense for the three months ended September 30, 2010 are severance costs for our former CEO of approximately $250,000. Included as a reduction to general and administrative expense for the three months ended September 30, 2009, is a payment received of $250,000 pursuant to a settlement agreement with Cardia, Inc. Reductions in expense for the three months ended September 30, 2010, compared to the comparable prior period occurred in payroll costs, insurance costs and professional fees.

General and administrative expense is currently expected to increase to approximately $7.0 million in 2010 compared to approximately $6.8 million in 2009, as a result of non-recurring transactions impacting the prior year. In 2009, payments received pursuant to settlements with Cardia, Inc. and Gore, Inc. of $1.2 million and $800,000 respectively, were recorded as reductions to general and administrative expense.

Selling and Marketing. Selling and marketing expense decreased approximately $285,000, or 22.4%, for the three months ended September 30, 2010 compared to the same period in 2009. This decrease was primarily the result of decreased expenses related to the timing of expenditures for physician training costs and honorariums, as well as reductions in product samples and commissions and bonus costs outside of North America. We currently expect worldwide selling and marketing expense in 2010 to be approximately $4.5 million, or 20% less than selling and marketing expense in 2009.

Gain on Change in Fair Value of Warrants. The liability related to warrants issued to investors in connection with the February 16, 2010 private placement was initially recorded at fair market value and is adjusted to fair market value at the end of each reporting period. The decrease in the liability from June 30, 2010 to September 30, 2010 of $175,000 was due primarily to the decrease in our stock price during that period from $0.52 to $0.41. The market price for our common stock has been and is expected to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the reported value of the warrant liability.

Interest (Expense) Income. Net interest expense of approximately $4,000 was the result of an accrual for minimum quarterly interest expense due under our line of credit agreement. We anticipate only a small amount of net interest expense in 2010, as a result of the minimum quarterly interest amounts required under our line of credit.

Income Tax Provision. We provide for income taxes based upon our anticipated effective income tax rate. Income tax expense for the three months ended September 30, 2010, included the recognition of return-to-provision adjustments made in connection with our fiscal 2009 tax return filings. The provision for income tax for the three months ended September 30, 2010 and 2009, also included the recognition of income tax expense of $9,309 and $9,571, respectively, for the establishment of a liability for uncertain tax positions, which do not impact our measurement of required valuation allowance on unrealized deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table presents consolidated statements of operations information as a reference for management’s discussion and analysis which follows thereafter. This table presents dollar and percentage changes for each listed line item for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as well as consolidated statements of operations information as a percentage of product sales for such periods.

	Nine Months Ended September 30,				Increase (Decrease) 2009 to 2010	% Change 2009 to 2010
	2010	%	2009	%
	(In thousands, except percentages)
Product sales	$7,628	100.0%	$9,662	100.0%	$(2,034)	(21.1)%
Costs and expenses:
Cost of product sales	3,740	49.0%	4,021	41.6%	(281)	(7.0)%
Research and development	5,318	69.7%	6,636	68.7%	(1,318)	(19.9)%
General and administrative	5,798	76.0%	5,495	56.9%	303	5.5%
Selling and marketing	3,479	45.6%	4,092	42.4%	(613)	(15.0)%

Total costs and expenses	18,335	240.4%	20,244	209.5%	(1,909)	(9.4)%

Loss from operations	(10,707)	(140.4)%	(10,582)	(109.5)%	(125)	1.2%

Other income (expense):
Gain on change in fair value of warrants	1,931	25.3%	—	0.0%	1,931	—
Currency transaction (loss) gain	(72)	(0.9)%	14	0.1%	(86)	—
Interest income	—	0.0%	88	0.9%	(88)	(100.0)%

Total other income, net	1,859	24.4%	102	1.1%	1,757	1722.5%

Loss before income taxes	(8,848)	(116.0)%	(10,480)	(108.5)%	1,632	(15.6)%
Income tax (benefit) expense	(129)	(1.7)%	30	0.3%	(159)	(530.0)%

Net loss	$(8,719)	(114.3)%	$(10,510)	(108.8)%	$1,791	(17.0)%

REVENUES

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

	Nine Months Ended September 30,		Increase (Decrease) 2009 to 2010	% Change 2009 to 2010
	2010	2009
	(In thousands, except percentages)
Product sales:
CardioSEAL®, STARFlex® and BioSTAR®:
North America	$5,376	$7,003	$(1,627)	(23.2)%
Rest of world	2,252	2,659	(407)	(15.3)%

Total product sales	$7,628	$9,662	$(2,034)	(21.1)%

Product sales for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 decreased by 21.1%. Sales of our cardic septal repair implant technologies have continued to underperform our expectations, especially in Europe. Tightly managed hospital inventories have continued to impact our sales performance, as well as increased scrutiny by private insurance reimbursement programs. In an effort to more tightly manage their cash flow, we believe that hospitals are continuing to reduce their inventories. Outside of North America, we have experienced an increase in competition in some markets, where foreign manufacturers are able to price their products lower than our prices. Over the past several quarters, we have implemented a strategy designed to increase unit sales of BioSTAR® by developing new distribution partnerships outside of North America. This strategy has worked better in some markets than in others but overall has been a disappointment. In response to our performance, we are refocusing our sales strategy in certain countries in Western Europe where we believe there is the most opportunity for growth, such as in Germany and the United Kingdom. Sales outside of North America represented approximately 29.5% and 27.5% of total product sales for the nine months ended September 30, 2010 and 2009, respectively

Cost of Product Sales. For the nine months ended September 30, 2010, cost of product sales, as a percentage of total product sales, was approximately 49.0% compared with approximately 41.6% in the comparable period of 2009. The increase in cost of product sales as a percentage of product sales was primarily the result of the impact of fixed manufacturing overhead expenses on lower than budgeted production volumes. In addition, royalty expenses also increased as a percentage of sales due to lower sales volumes. Included in cost of product sales were royalty expenses of approximately $1.3 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Research and Development. Research and development expense decreased approximately $1.3 million, or 19.9%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The decrease in research and development expenses was primarily due to reduced costs associated with our clinical trials and the timing of expenditures related to our development programs. Additional savings resulted from lower personnel costs.

General and Administrative. General and administrative expense increased approximately $300,000, or 5.5%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. Mr. Ahern, our former CEO retired as of February 9, 2009 and we entered into a Settlement Agreement and Release at that time. The charges in connection with this agreement were approximately $575,000, including severance, unused vacation pay, health benefits, and the acceleration of the vesting of the CEO’s unvested stock options, and were included in nine months ended September 30, 2009. During the nine months ended September 30, 2010, in connection with his re-joining our board of directors, we modified certain fully vested stock options of Mr. Ahern, to restore the exercise period to its contractual life. As a result of the modification, we incurred a non-cash charge to general and administrative expense of $243,000. In addition, in the first nine months of 2009, we received payments totaling $1.0 million pursuant to a settlement agreement with Cardia, Inc. For the nine months ended September 30, 2010 we recognized approximately $250,000 for severance costs when our CEO, Mr. Frank Martin, retired on August 25, 2010. This was partially offset by expense savings spread across numerous account classifications including insurance and occupancy costs.

Selling and Marketing. Selling and marketing expense decreased approximately $600,000, or 15.0%, for the nine months ended September 30, 2010 compared to the same period in 2009. This decrease was primarily the result of decreased expenses related to reductions in headcount, as well as the timing of expenditures for physician training costs and honorariums and expenses related to product samples and commissions and bonus costs outside of North America.

Gain on Change in Fair Value of Warrants. The liability related to warrants issued to investors in connection with the February 16, 2010 private placement was initially recorded at fair market value and is adjusted to fair market value at the end of each reporting period. The decrease in the liability from February 16, 2010 to September 30, 2010 of $1.9 million was due primarily to the decrease in our stock price during that period from $1.95 to $0.41.

Currency Transaction Loss. The currency transaction loss of approximately $72,000 for the nine months ended September 30, 2010 occurred primarily due to the strengthening of the dollar during the first half of 2010.

Interest Income. The decrease in interest income for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily related to lower cash balances and lower interest rates during 2010, as well as an accrual for minimum quarterly interest expense in the third quarter of 2010, as required by our line of credit.

Income Tax Provision. We provide for income taxes based upon our anticipated effective income tax rate. We anticipate incurring a loss in 2010 and therefore have not made a provision for taxes in the nine months ended September 30, 2010. For the nine months ended September 30, 2010 we recorded an income tax benefit of $158,431, related to the suspended alternative tax net operating loss limitation and extended carryback period recently made available under the Worker, Homeownership, and Business Assistance Act of 2009. The provision for income tax for the nine months ended September 30, 2010 and 2009, also included the recognition of income tax expense of $29,572 and $29,966, respectively, for the establishment of a liability for uncertain tax positions, which do not impact our measurement of required valuation allowance on unrealized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses from operations of $12.5 million and $18.7 million during each of the past two fiscal years, respectively, and have experienced decreasing sales over those time periods. We also incurred a loss from operations of $10.7 million for the nine months ended September 30, 2010. We have also had negative operating cash flows over the comparable periods, have approximately $3.4 million in cash, cash equivalents and marketable securities as of September 30, 2010 and have an accumulated deficit of $59.2 million as of September 30, 2010.

In order to continue to follow our business strategy, we expect to incur significant additional research and development and other costs for the remainder of fiscal 2010 and in fiscal 2011—including costs to complete our CLOSURE I trial and continue our discussions with the U.S. Food and Drug Administration, or FDA, to evaluate our next steps relating to the stroke/TIA indication. Our costs, including research and development for our product candidates and sales, marketing and promotion expenses for any of our existing or future products to be marketed by us or our distributors currently exceed our current cash on hand and, as we have noted, we have not demonstrated an ability to generate cash from operations.

Our existing cash resources are not sufficient to fund our business plans, as currently constituted, beyond the fourth quarter of 2010. Therefore, we will be required to raise additional capital to continue as a going concern. We have historically funded our operations primarily through public offerings of equity securities, the sale of non-strategic business assets, and settlements from the successful defense of our patents.

However, we are limited in our ability raise equity capital—Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of October 25, 2010, our public float was approximately 15.5 million shares, the value of which was approximately $5.4 million based upon the closing price of our common stock of $0.35 on such date. As of October 25, 2010, the value of one-third of our public float calculated on the same basis was approximately $1.8 million. Alternative means of raising capital through sales of our securities, include the use of a Form S-1 registration statement. However, based on our outstanding common stock and closing price as of October 25, 2010, we could not raise more than approximately $1.1 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval of a financing transaction, we would expect to spend additional money and resources. In addition, the sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in sufficient amounts or on terms acceptable to it, if at all.

Certain developments will likely affect our continued listing on NASDAQ and may result in our common stock being delisted. On August 4, 2010, as we previously reported, we received notifications from the NASDAQ of the Company’s failure to comply with the NASDAQ’s minimum per share stock price and market value requirements. We have until January 26, 2011 to regain compliance with this NASDAQ listing requirement. In addition, on September 9, 2010, as we previously reported, we received notifications from NASDAQ of the Company’s failure to meet certain requirements relating to the membership of our Audit Committee of our Board of Directors due to the resignation of a former director. We have until the earlier of (i) our next annual meeting or August 25, 2011 or (ii) February 22, 2011 if we hold our annual meeting before such date, to meet this requirement.

We have very limited borrowing availability under our revolving credit facility—On October 26, 2010, we entered into a Forbearance Agreement with our lending institution. The Forbearance Agreement acknowledges that we are currently in default of the Loan Agreement as a result of our failure to comply with the liquidity covenant contained in Section 6.9(a) of the Loan Agreement, and the lending institution agrees to forbear from exercising its right and remedies as a result of the default of the liquidity covenant. The Forbearance Agreement is effective until November 19, 2010. A Forbearance Agreement is a waiver by the bank of certain covenants of the loan agreement in which NMT is not currently in technical compliance. NMT has not in the past and does not currently have any borrowings outstanding under the line of credit agreement. Our borrowing availability is limited to a nominal amount and is expected to remain limited for the remainder of 2010 and into 2011.

Yet we do have the ability to reduce expenditures—We have taken several actions over the last year to both reduce our expenditures and further enhance our ability to generate revenue. The reductions in expenditures have included i) general and administrative costs, ii) program specific research and development costs relating to CLOSURE I which will be approximately $1.0 million less in 2010 than 2009 and iii) non-program specific research and development costs. We have repositioned our direct sales force in Europe and the rest of the world to increase coverage. Despite those efforts, the Company’s 2010 revenues have declined from 2009 levels more than anticipated and have had a direct impact on our liquidity. As a result, we will continue our efforts to further reduce our spending in the coming months to manage our limited resources. However, there are certain royalty agreements and other commitments that may limit our ability to do so.

Our primary goal at this time is to obtain financing necessary to bring to completion our CLOSURE I trial and complete our evaluation of next steps relating to the stroke/TIA indication (see Note 10). Successful completion of our CLOSURE I clinical trial will require significant expenditures in the last quarter of 2010 and potentially beyond depending on the results of the discussions with the FDA. However, we need financing in the short term in order to achieve this goal.

All of the factors noted above give rise to substantial doubt about our ability to continue as a going concern and to our ability to realize our assets and settle our liabilities in the normal course of business. Failure to raise capital will materially and adversely impact our business, financial condition, results of operations and cash flows.

	For the Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash, cash equivalents and marketable securities at period end	$3,401	$12,374
Net cash used in operating activities	(11,284)	(8,645)
Net cash provided by investing activities	(963)	12,730
Net cash provided by financing activities	5,793	6

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 totaled approximately $11.3 million and consisted of a net loss of approximately $8.7 million, a net increase in working capital requirements of approximately $1.3 million and non-cash items impacting the statement of operations of approximately $1.3 million.

The non-cash items of approximately $1.3 million during the nine months ended September 30, 2010 consisted of (i) a gain on change in fair value of the warrant liability of approximately $1.9 million, offset by (ii) stock-based compensation, (iii) depreciation of property and equipment and (iv) amortization of bond premium.

The primary elements of the $1.3 million net increase in working capital during the nine months ended September 30, 2010 consisted of a decrease in accounts payable and accrued expenses of approximately $1.7 million due primarily to the timing of royalty payments offset by a decrease in accounts receivable of approximately $550,000.

Net cash used in operating activities for the nine months ended September 30, 2009 totaled approximately $8.6 million and consisted of a net loss of approximately $10.5 million partially offset by a net decrease in working capital requirements of approximately $1.3 million and non-cash charges of approximately $530,000.

The non-cash charges of approximately $530,000 during the nine months ended September 30, 2009 consisted of (i) stock-based compensation, (ii) depreciation of property and equipment and (iii) amortization of bond premium.

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

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of approximately $1.0 million during the nine months ended September 30, 2010 consisted primarily of approximately $3.4 million of purchases of marketable securities offset by approximately $2.4 million of maturities of marketable securities. This compared to net cash provided by investing activities of approximately $12.7 million during the nine months ended September 30, 2009.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was approximately $5.8 million and $6,000 for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by financing activities for the nine month period ended September 30, 2010, was primarily from a private placement of our common stock and warrants to purchase additional shares of common stock to existing shareholders for aggregate proceeds of approximately $5.8 million. Under terms of the placement, we sold 2,678,958 shares of our common stock at a purchase price of $2.15. Included in the financing terms were warrants to purchase an additional 2,143,166 shares of our common stock with an exercise price of $2.90. The warrants were exercisable beginning August 17, 2010 and are exercisable until February 16, 2015.

Factors Affecting Sources of Liquidity

We will require additional funds within the next several weeks for our research and product development programs, regulatory processes, preclinical and clinical testing, sales and marketing infrastructure and programs and potential licenses and acquisitions. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants. We may not be able to obtain additional financing on satisfactory terms. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. We also have an established credit facility to draw from, that allows us to borrow up to a maximum of $4 million, subject to borrowing availability, pledged against certain receivables and inventory. This significantly limits our borrowing availability and we currently would not have access to the full credit amount. At September 30, 2010, we were in default of the liquidity covenant of this credit facility. On October 26, 2010, we entered into a Forbearance Agreement with the lending institution. The Forbearance Agreement acknowledges that we are currently in default of the Loan Agreement as a result of our failure to comply with the liquidity covenant contained in Section 6.9(a) of the Loan Agreement, and the lending institution agrees to forbear from exercising its right and remedies as a result of the default of the liquidity covenant. The Forbearance Agreement is effective until November 19, 2010. Our borrowing availability is limited and is expected to remain limited into 2011.

OFF-BALANCE SHEET FINANCING

During the quarter ended September 30, 2010, we did not engage in any off-balance sheet activities.

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

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR FINANCIAL RESOURCES ARE LIMITED. WE WILL REQUIRE ADDITIONAL FUNDING IN THE NEXT SEVERAL WEEKS TO ACHIEVE OUR BUSINESS GOALS.

We have experienced significant operating losses in funding the development of our product candidates, accumulating a deficit of approximately $59.2 million of September 30, 2010, and we expect to continue to incur substantial operating losses for the foreseeable future. We have historically funded our operations primarily through public offerings of common stock, the sale of non-strategic business assets, and settlements from the successful defense of our patents. As of September 30, 2010, we had approximately $3.4 million in cash and cash equivalents. The cash balance includes proceeds from a private placement of our common stock and warrants to purchase additional shares common stock to existing and new shareholders for aggregate proceeds of approximately $5.8 million. Under the terms of the private placement, on February 16, 2010, we sold approximately 2.7 million shares of our common stock at a purchase price of $2.15 per share. Included in the financing terms were warrants exercisable for an aggregate of an additional 2.1 million shares of our common stock with an exercise price of $2.90 per share.

We will require additional funds for our research and product development programs, regulatory processes, preclinical and clinical testing, sales, marketing and manufacturing infrastructure and programs and potential licenses and acquisitions. Our capital requirements will depend on numerous factors, including the level of sales of our products, the progress of our research and development programs, the progress of clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, developments and changes in our existing research, licensing and other relationships and the terms of any collaborative, licensing and other similar arrangements that we may establish. Successful completion of our CLOSURE I clinical trial and bringing the STARFlex® implant with an indication for PFO closure to commercial market in the United States, subject to the approval of the United States Food and Drug Administration, or FDA, and, ultimately, the attainment of profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure and if necessary, obtaining additional financing and/or reducing expenditures. There are no assurances, however, that we will be able to achieve an adequate level of sales to support our cost structure or obtain additional financing on favorable terms, or at all. We believe that we will need to raise additional capital to adequately fund our development programs and market the product, subject to the FDA approval. Failure to raise capital would materially adversely impact our business, financial condition, results of operations and cash flows and impact our ability to continue as a going concern.

Within the next few weeks we will need to obtain additional funding through public or private sales of our equity securities, debt financings, collaborations, licensing arrangements or other strategic transactions. However, we may not be able to obtain sufficient additional funding on satisfactory terms, including potential dilution to existing stockholders, if at all. If we cannot obtain such financing or sources of capital, we may not be able to continue operations. We believe global economic conditions, including the credit crisis, have adversely impacted our ability to raise additional capital and may continue to do so. If we are unable to obtain additional financing or consummate a strategic transaction on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Based on our current working capital and estimated costs of implementing an orderly liquidation of our assets, we do not expect that there will be material cash available for distribution to our stockholders.

WE MAY FACE UNCERTAINTIES WITH RESPECT TO THE EXECUTION, COST AND ULTIMATE OUTCOME OF CLOSURE I.

In March 2003, the FDA approved CLOSURE I, our investigational device exemption, or IDE, clinical trial comparing STARFlex® structural heart repair implant with medical therapy in preventing recurrent stroke and TIA. The trial is a first of its kind, prospective, multi-center, randomized, controlled clinical trial designed to evaluate the safety and effectiveness of our STARFlex® septal closure system versus medical therapy in patients who have had a stroke and/or a TIA due to a presumed paradoxical embolism through a PFO. On April 23, 2007, we announced that we received conditional approval from the FDA for our revised study hypothesis and statistical plan in the CLOSURE I PFO/stroke and TIA trial in the U.S. Based on a planned interim analysis, the Data Safety Monitoring Board, an independent entity charged with assessing the safety aspects of our study, determined that an enrollment of 900 patients would provide conditional power to show, if it exists, a statistically significant benefit at the end of the data review. In October 2008, we announced that we completed patient enrollment in this clinical trial. In September 2009, we announced that, upon recommendation of the CLOSURE I Executive Committee, initial data analysis would commence in April of 2010. On June 17, 2010, we announced that we received preliminary results of the data analysis and that the trial did not achieve its primary endpoint: to demonstrate that treatment by device closure with the STARFlex® technology is superior to current best medical therapy for preventing recurrent strokes and TIAs. However, the preliminary results indicate that closure with STARFlex® provided a small, but not statistically significant, benefit over current best medical therapy. The trial’s preliminary results indicate that the safety profile of the STARFlex® device had a low rate of complications, similar to that of current best medical therapy. In addition, there was a very low rate of thrombus formation. Implant closure rate in the trial was 86.5%, which is consistent with our previously reported results for the STARFlex® device. The closure rate reported in the CLOSURE I trial is the first evaluation of a large cohort of randomized patients where the results were adjudicated by an independent core lab. We will have the entire patient data available in late October, so the complete CLOSURE I presentation is scheduled for the AHA meeting in mid-November. We currently estimate the total costs of CLOSURE I to be approximately $31 million through completion of the clinical trial. To date, we have incurred approximately $28.3 million in total costs. We have limited direct experience conducting a clinical trial of this magnitude. We cannot be certain that the projected costs of CLOSURE I will not need to be adjusted upwards. Furthermore, we cannot be certain the discussions with the FDA will result in a continuance of our study of the stroke/TIA indication, which may limit our ability to grow or sustain historical levels of revenue earned from sales of our CardioSEAL® , STARFlex® and BioSTAR® products, which will negatively impact our profitability.

OUR ABILITY TO RAISE CAPITAL MAY BE LIMITED BY APPLICABLE LAWS AND REGULATIONS.

Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), the amount we can raise through primary offerings of our securities in any twelve-month period using a registration statement on Form S-3 will be limited to an aggregate of one-third of our public float. As of October 25, 2010, our public float was approximately 15.5 million shares, the value of which was approximately $5.4 million based upon the closing price of our common stock of $0.35 on such date. As of October 25, 2010, the value of one-third of our public float calculated on the same basis was approximately $1.8 million. Alternative means of raising capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

In addition, our ability to timely raise sufficient capital may be limited by the Nasdaq Capital Market’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock.

For instance, the Nasdaq Capital Market requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is deemed a “public offering” by the Nasdaq Capital Market staff. Based on our outstanding common stock and closing price as of October 25, 2010, we could not raise more than approximately $1.1 million without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value.

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

WE MAY BE UNABLE TO SUCCESSFULLY GROW OR SUSTAIN HISTORICAL LEVELS OF OUR PRODUCT REVENUES OR EXPAND GEOGRAPHICALLY DUE TO LIMITED MARKETING AND SALES EXPERIENCE.

Our structural heart repair implant devices are marketed primarily through our direct sales force. Our combined U.S. and European sales and marketing organization headcount is 11. We are uncertain that we can further expand geographically in Europe, Latin America or other potential markets for our products. In order to market directly the CardioSEAL®, STARFlex® and BioSTAR® septal implants and any related products, we will have to continue to develop a marketing and sales organization with technical expertise and distribution capabilities. Expanding in these markets could also impose foreign currency risks on sales not denominated in US dollars, increase our costs to remain in compliance with foreign laws, and heighten risk of non-performance by the other parties to agreements to which the company is a party.

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

WE MAY FACE CHALLENGES IN EXECUTING OUR FOCUSED BUSINESS STRATEGY.

As a result of the 2001 sale of our vena cava filter product line and the 2002 sale of our neurosciences business unit, we have focused our business growth strategy to concentrate on the developing, manufacturing, marketing and selling of our cardiac septal repair implant devices used for structural heart repair. Our future sales growth and financial results depend almost exclusively upon the growth of sales of this product line. CardioSEAL®, STARFlex® and BioSTAR® product sales may not grow as quickly as we expect for various reasons, including, but not limited to, delays in receiving further FDA approvals for additional indications and product enhancements, difficulties in recruiting additional experienced sales and marketing personnel and increased competition. This focus has placed significant demands on our senior management team and other resources. Our future success will depend on our ability to manage and implement our focused business strategy effectively, including:

•	achieving successful stroke and/or TIA related clinical trials;

•	developing next generation product lines;

•	improving our sales and marketing capabilities;

•	improving our ability to successfully manage inventory as we expand production;

•	continuing to train, motivate, manage and retain our employees; and

•	developing and improving our operational, financial and other internal systems.

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

OUR EXPANDING NON-US OPERATIONS EXPOSE US TO RISK INHERENT IN FOREIGN OPERATIONS.

As we increase our market presence in Europe, Canada and Latin America, the impact of foreign currency fluctuations on our revenue and expenses could have an adverse impact on our profitability.

ITEM 6.	EXHIBITS

See the Exhibit Index on page 31 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMT MEDICAL, INC.

Date: November 12, 2010	By:	/S/ RICHARD E. DAVIS Richard E. Davis President and Chief Executive Officer

Date: November 12, 2010	By:	/S/ JAMES C. MAVER James C. Maver Vice President—Finance and Administration

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Certification of Richard E. Davis, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James C. Maver, Vice President—Finance and Administration, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Richard E. Davis, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Maver, Vice President—Finance and Administration, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.